Form 10-K
period 1993-12-31
ACCEPTANCE INSURANCE COMPANIES INC
filed 1994-03-31
CIK 74783

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

           For the Fiscal Year Ended December 31, 1993
                  Commission File Number 1-7461

               ACCEPTANCE INSURANCE COMPANIES INC.
     (Exact Name of Registrant As Specified in Its Charter)

          DELAWARE                               31-0742926
(State or Other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)               Identification No.)

222 S. 15th Street, Suite 600 North
Omaha, Nebraska                                      68102
(Address of Principal Executive Offices)


Registrant's Telephone Number, Including Area Code:  (402)
344-8800
                            ________

Securities Registered Pursuant to Section 12(b) of the Act:

                               Name of Each Exchange
     Title of Each Class        on Which Registered
     ___________________    _____________________________

     Common Stock $.40      New York Stock Exchange, Inc.
     Par Value

     Warrants to Purchase   New York Stock Exchange, Inc.
     Common Stock

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates (6,380,313 shares) on March 21, 1994 was $72,576,060.

The number of shares of each class of the Registrant's common stock outstanding on March 21, 1994 was:


     Class of Common Stock         No. of Shares Outstanding
     _____________________         _________________________

     Common Stock, $.40            9,955,629
     Par Value


               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 1994 Annual Meeting of Shareholders are incorporated by reference into Part
III. Exhibits in Registrant's Annual Reports on Form 10-K for the fiscal years ended December 31, 1992, 1991 and 1990; in Registrant's Registration Statement on Form S-1, Registration No. 33-53730; Registrant's Quarterly Reports on Form 10-Q for the periods ended May 31, 1990, November 30, 1990, and March 16, 1992; are incorporated by reference in the Exhibit Index attached hereto.

                   GLOSSARY OF INSURANCE TERMS


Admitted Insurer: An insurance company licensed by a state regulatory authority to transact insurance business in that state. An admitted insurer is subject to the rules and regulations of each state in which it is licensed governing virtually all aspects of its insurance operations and financial condition. A nonadmitted insurer, known as an excess and surplus lines insurer, is not licensed to transact insurance business in a given state but may be permitted to write certain business in that state in accordance with the provisions of excess and surplus lines insurance laws which generally permit comparatively greater freedom from rate, form and operational regulation. Collectively, admitted insurers are often referred to as the "standard market."

Aggregate Limit: A definition of the limit of liability offered under an insurance policy which provides that coverage during the policy period will not exceed a specified amount in the aggregate whether responding to a single claim or multiple claims. An aggregate limit may be imposed in addition to a per occurrence limit which specifies the maximum amount recoverable in respect of a single occurrence.

Catastrophe Reinsurance: A form of excess of loss reinsurance whereby, subject to a specified limit, the reinsurer agrees to indemnify the ceding company for the amount of losses in excess of a specified retention with respect to an accumulation of losses resulting from a catastrophic event or series of events (e.g., a hurricane).

Claims-Made Form: A type of liability insurance policy that generally insures only claims that are reported to either the insured or the insurer during the policy period, or reported during any extended reporting period provided in the policy or any endorsement thereto, but only if the claims arise from incidents that occurred after a retroactive date stated in the policy. A claims-made form is to be distinguished from an "occurrence form."

Combined Ratio: The sum of (i) the expense ratio, which is the ratio of underwriting expenses to premiums earned and (ii) the loss ratio, which is the ratio of losses and LAE (hereinafter defined) incurred to premiums earned. All amounts are net of reinsurance.

Direct Written Premiums: Total premiums collected in respect of policies issued by an insurer during a given period without any reduction for premiums ceded to reinsurers.

Excess Insurance: Insurance coverage which covers the insured only for losses in excess of a stated amount or of a specified primary policy.

Excess and Surplus Lines Insurance: The business of insuring risks for which insurance is unavailable from admitted insurers in whole or in part. Such business is placed by the broker or agent with nonadmitted insurers in accordance with the excess and surplus lines provisions of state insurance laws.

Excess of Loss Reinsurance: A form of reinsurance whereby the reinsurer(s), subject to a specified limit, agrees to indemnify the ceding company for the amount of each loss, on a defined class of business, that exceeds a specified retention.

Federal Crop Insurance Corporation ("FCIC"):  A division of the
United States Department of Agriculture which provides reinsurance for the MPCI program.

Federal Emergency Management Agency ("FEMA"): An independent federal agency headed by a director who reports directly to the President. FEMA contains federal emergency response offices, national security offices, disaster assistance offices and the Federal Insurance Administration (FIA).

Federal Insurance Administration ("FIA"): The office within FEMA which is responsible for administering two federal insurance programs, the National Flood Insurance Program ("NFIP") and the
Federal Crime Insurance Program.

Generally Accepted Accounting Principles ("GAAP"): Accounting practices as set forth in opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or as accepted by a significant segment of the accounting profession.

Gross Written Premiums: Direct written premiums plus premiums collected in respect of policies assumed, in whole or in part, from other insurance carriers.

Incurred But Not Reported ("IBNR") Reserves: The liability for future payments on losses, which have already occurred but have not yet been reported in the insurer's records. IBNR reserves include LAE (hereinafter defined) related to such losses and may also provide for future adverse loss development on reported claims.

Loss Adjustment Expenses ("LAE"): Expenses incurred in the settlement of claims, including outside adjustment expenses, legal fees and internal administrative costs associated with the claims adjustment process, but not including general overhead expenses.

Loss Development: The difference between the value placed on a claim when initially reported to the insurer and its subsequent valuation at a later date or at the time of its final settlement. Loss and LAE Reserves: The liabilities for unpaid losses and LAE including the estimated future indemnity payments for reported claims, IBNR reserves and related LAE.

Managing General Agent: An agent to whom an insurer grants authority to manage some or all of the insurer's business. Such authority may include two or more of the following:
underwriting, binding, premium collection, claims adjustment and claims payment.

Multi-Peril Crop Insurance ("MPCI"): Crop insurance that insures a producer of crops for various percentages, up to 75%, of his or her prior ten year's average yield, for substantially all natural perils to growing crops.

Net Earned Premiums: The portion of net written premiums applicable to the expired period of policies and, accordingly, recognized as income during a given period.

Net Written Premiums: Total premiums for insurance written (less any return premiums) during a given period, reduced by premiums ceded in respect of liability reinsured by other carriers.

Occurrence Form: A type of liability insurance policy that generally insures claims that arise from incidents that occurred during the policy period irrespective of when the claims are reported.

Policyholders' or Statutory Surplus:  As determined under SAP
(hereinafter defined), the excess of total assets over total liabilities.

Premiums-to-Surplus Ratio: The ratio of net written premiums to policyholders' surplus, if determined in accordance with SAP, or the ratio of net written premiums to shareholders' equity, if determined in accordance with GAAP.

Primary Insurance: Insurance coverage which covers the insured from the first dollar of a loss, often after a deductible or self-insured retention, as distinguished from excess insurance.

Quota Share Reinsurance: A form of reinsurance whereby the reinsurer agrees to indemnify the cedent for a stated percentage of each loss, subject to a specified limit the cedent pays, on a defined class of business.

Reinsurance: The practice whereby a company called the "reinsurer" assumes, for a share of the premium, all or part of a risk originally undertaken by another insurer called the "ceding" company or "cedent." Reinsurance may be affected by "treaty" reinsurance, where a standing agreement between the ceding and reinsuring companies automatically covers all risks of a defined category, amount and type, or by "facultative" reinsurance where reinsurance is negotiated and accepted on a risk-by-risk basis.

Retention: This term may be used in connection with limits of liability, premiums or losses and refers to the amount of liability, premiums or losses which an insurance company keeps for its own account after application of reinsurance.

Self-Insured Retention: The net amount of each loss which an insured keeps for its own account in excess of which an insurance company provides coverage.

Stop Loss Reinsurance:  A form of reinsurance, similar to Excess
Loss Reinsurance, whereby the primary insurer caps its loss on a particular risk by purchasing reinsurance in excess of such cap.

Statutory Accounting Principles ("SAP"): Accounting practices which consist of recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by state regulatory authorities, generally reflecting a liquidating rather than a going concern concept of accounting.

Surplus Reinsurance: A form of pro rata reinsurance indemnifying the ceding company against loss for liability exceeding a set exposure limit. The reinsurer's pro rata share of insurance on risks will increase as the amount of insurance premiums increases.

Umbrella Insurance: A form of excess liability insurance which typically covers all forms of liability to which the insured may be subject in excess of the limits of primary policies, other excess policies, or specified amounts not covered by other insurance.

Wholesale Broker: An insurance broker who normally represents specialty or excess and surplus lines insurers to which retail insurance brokers do not have access. A wholesale broker does not solicit business directly from a policyholder and normally has no direct communication with the policyholder, whereas a retail broker provides direct service and communication to the policyholder.

                             PART I

ITEM 1.  BUSINESS.

The Company

     Acceptance Insurance Companies Inc. (the "Company") is a holding company engaged in the specialty property and casualty insurance business through its operating subsidiaries. At December 31, 1993, the Company had total assets of approximately $409 million and gross written premiums of approximately $256 million for the year then ended. The Company concentrates its efforts on insurance programs in which special underwriting, marketing or claims handling approaches give it a competitive advantage in underwriting particular risks and serving the needs of particular geographic regions or groups of insureds or particular insurance agents.

Recent Developments

     Effective March 31, 1994, the Company entered into an Agreement and Plan of Merger with Statewide Insurance Corporation, the exclusive general agent for the Company's non-standard automobile insurance program underwritten by Phoenix Indemnity Insurance Company ("Phoenix Indemnity"), and the owner of 20% of the outstanding shares of common stock of Phoenix Indemnity, pursuant to which the Company will acquire by merger (the "Merger"), in consideration of shares of common stock, Statewide Insurance Corporation (except for certain assets and liabilities relating to its agency operations other than the non-standard automobile program, which will be divested prior to the Merger).

Fiscal Year 1993 Developments

     On January 27, 1993, the Company completed a Rights Offering to its shareholders resulting in the issuance of 3,992,480 units, for a subscription price of $8.00 per unit, consisting of one share of common stock and one warrant for the purchase of one share of common stock exercisable at $11.00 per share until January 27, 1997, resulting in net proceeds of approximately $31.2 million. Proceeds were used to retire $9.5 million of Secured Subordinated Notes and to provide capital to the Company's insurance subsidiaries. See Note 2 to the Notes to Consolidated Financial Statements.

     Effective April 15, 1993, a $7 million secured subordinated note issued by a subsidiary of the Company was exchanged for 875,000 units identical to those issued in the Rights Offering. See Note 2 to the Notes to Consolidated Financial Statements.

     On August 13, 1993, the Company completed the acquisition of 100% of the outstanding common and preferred stock and common stock purchase warrants of The Redland Group, Inc. ("Redland"), a Council Bluffs, Iowa-based holding company engaged through its subsidiaries in the specialty property and casualty insurance business, concentrating on crop insurance coverages and other insurance products marketed to farmers and the rural community. The effective date of this acquisition was July 1, 1993, and the financial and other data set forth herein include the operations of Redland commencing July 1, 1993. See Note 3 to the Notes to Consolidated Financial Statements.

Historical Development

     The Company was incorporated in 1968 in Ohio under the name National Fast Food Corp. In 1969, it was reincorporated in Delaware and thereafter operated under the names NFF Corp. (1971 to 1973), Orange-co, Inc. (1973 to 1987), Stoneridge Resources, Inc. (1987 to 1992), and Acceptance Insurance Companies Inc. from December 1992 until the present.

     In April 1990, the Company acquired Acceptance Insurance Holdings Inc. ("Acceptance"), a Nebraska corporation which owns as operating subsidiaries Acceptance Insurance Company, a Nebraska-domiciled insurance company; Acceptance Insurance Services, Inc. a Nebraska-domiciled licensed third-party administrator; Phoenix Indemnity, an Arizona-domiciled insurance company (80% owned); Acceptance Indemnity Insurance Company, a Nebraska-domiciled insurance company, and Seaboard Underwriters, Inc., a North Carolina specialty insurance managing general agency. See "Recent Developments" for a description of the Company's plans to acquire the remaining 20% of Phoenix Indemnity along with certain agency operations of Statewide Insurance Corporation, owner of 20% of Phoenix Indemnity.

     Effective July 1, 1993, the Company acquired Redland in an exchange of its common stock. Redland owns as operating subsidiaries Redland Insurance Company, an Iowa-domiciled insurance company; American Growers Insurance Company, a Nebraska-domiciled insurance company; American Agrisurance, Inc., an Iowa-domiciled marketer of crop insurance; Agro International, Inc., an Iowa-domiciled insurance consulting group (80% owned); American Agrijusters Co., an Iowa-domiciled provider of crop insurance adjusting services; U.S. Ag Insurance Services, Inc., a Texas-domiciled marketer of crop insurance (60% owned); and Crop Insurance Marketing, Inc., an Iowa-domiciled marketer of crop insurance.

     The insurance underwriting operations of both Acceptance and Redland commenced in 1979 with, as to Acceptance, the formation of Acceptance Insurance Company, and, as to Redland, the formation of Redland Insurance Company.

     Prior to becoming involved in the specialty property and casualty insurance business through the acquisitions described above, the Company had been actively engaged in the real estate business, principally in Florida, and in the citrus business in Florida.

Insurance Programs

     The Company is a Nebraska-based specialty property and casualty insurance company concentrating on specialty insurance programs principally in the excess and surplus lines of business. The Company's insurance operations are conducted through its subsidiaries domiciled in Nebraska, Iowa, Texas, North Carolina and Arizona. The Company concentrates its efforts on insurance programs in which special underwriting, marketing or claims handling approaches give it a competitive advantage in underwriting a particular risk or serving the needs of a particular geographic region or group of insureds or particular insurance agents.

     The table below sets forth the amount of net written (net of reinsurance) and gross written premium, respectively, for the specialty insurance programs underwritten by the Company's insurance subsidiaries for the periods set forth below. The Company does not write environmental pollution coverages, specifically excludes environmental pollution risks in substantially all of its policies, and has not experienced any material exposure to environmental pollution claims.

                                                    Years Ended December 31,
                                ________________________________________________________________
                                        1993                  1992                  1991
                                ____________________  ____________________  ____________________
                                Net Written  Written  Net Written  Written  Net Written  Written
                                  Premium    Premium    Premium    Premium    Premium    Premium
                                ___________  _______  ___________  _______  ___________  _______
                                                         (in thousands)
Specialty general agent programs $ 63,635   $ 71,793   $45,543    $ 65,316    $38,104   $ 57,941
Non-standard automobile            30,858     29,933    17,193      28,212     11,943     17,054
Transportation insurance (1)       15,984     20,693    10,180      14,863      6,583      8,028
Acceptance Risk Managers            8,915     31,094     4,150      22,400        960      5,167
Workers' compensation               7,360     15,658     6,334      20,615      5,100     16,371
Crop programs (1)                   4,581     74,691        --          --         --         --
Specialty lines (1)                 2,972      5,115        --          --         --         --
Rural agents programs (1)           2,081      5,946        --          --         --         --
Other                               1,119      1,119       685         685        292        292
                                  _______    _______    ______     _______     ______    _______

  Total                          $137,505   $256,042   $84,085    $152,091    $62,982   $104,853
                                  =======    =======    ======     =======     ======    =======
_______________

(1)  Premiums for the Redland programs are included beginning July 1, 1993, following the Company's acquisition of Redland.  See "Business Fiscal Year 1993 Developments."

     Specialty General Agent Programs. The Company offers a variety of specialty insurance coverages through its network of independent general agents. The Company attempts to select general agents who are experienced in specialty coverages written by the Company and can help screen risks written on behalf of the Company and to price the Company's lines of insurance adequately to guard against unanticipated risk exposure. The principal types of specialty insurance coverages written by the independent general agent network include: (1) specialty automobile lines (property and casualty coverages for high value automobiles, local haulers of specialized freight and other motor vehicle coverages not normally underwritten by standard carriers); (2) surplus lines liability and substandard property coverages for small businesses normally not actively sought out by larger insurers; (3) liquor liability or dram shop coverages for liquor stores and taverns and restaurants serving alcoholic beverages insuring against personal injuries and property damage caused by intoxicated persons served alcoholic beverages in insured facilities; (4) used car dealer and automobile repair shop property and casualty coverages; and (5) excess liability, including commercial umbrella policies (covering liability exposure in excess of underlying policies or self-insurance retention) and policies providing a layer of coverage in excess of limits provided by primary liability carriers.

     Non-Standard Automobile. The Company writes non-standard private passenger automobile coverages principally in the southwest United States and expects continued growth in written premiums from this line of business in future periods through geographic expansion. This program provides minimum coverages for drivers who do not qualify for standard or preferred treatment with standard line companies.

     Transportation Insurance. The Company's transportation coverages include property and casualty coverages written by Seaboard for long haul truckers, generally dry freight haulers, operating throughout the United States, and upper-midwest regional and national truck companies underwritten through the Redland agency network, principally for rural products, e.g., livestock, processed meat and grains.

     Acceptance Risk Managers, Inc. ("ARM"). ARM is an independent general agency which began operations in late 1991 specializing in underwriting difficult general liability risks, including products liability coverages, unique professional liability and excess liability coverages, on a surplus lines (non-admitted) basis. ARM currently writes business exclusively on behalf of the Company. The two founders of ARM have each been actively involved with these lines of business as insurance company executives for over 30 years. ARM operations are controlled both contractually and operationally to insure maintenance of proper underwriting standards. Contractually, officers of the Company comprise over 50% of the members of the board of directors of ARM, and the authority of ARM is limited to specific types of insurance detailed in reinsurance treaties written for this business unit. All claims are reported to the Company, and key policy and claims information is maintained in the Company's data base. Policy payments are deposited to a Company lock box account and all claims are funded individually by the Company into a Company controlled account. In addition, the Company requires weekly management reports from ARM. The Company and each of the four reinsurers participating in this business periodically audit the underwriting operations of ARM, and each has conducted at least two audits in the past twelve months. The reinsurers participating in this business are Constitution Reinsurance Corporation, ReCapital Reinsurance Corporation, Northstar Reinsurance Corporation and Christiana General Insurance Corporation, each of which is liable only for its own retention.

     Workers Compensation. The Company writes limited specialty workers' compensation insurance coverages principally in Minnesota. The Company's workers' compensation insurance program attempts to control losses through the application of stringent return to work claims management programs. Prior to April 1992, the return to work program was administered by an independent third party claims manager under an agreement which was terminated, as the workers' compensation program was not profitable because of the high expense ratios incurred with the third party claims manager.

     Redland Insurance Programs

     Multi-Peril Crop Insurance ("MPCI") and Hail Insurance. The written premium from MPCI and crop hail insurance represents the bulk of premium revenues for the Redland group of companies.
MPCI insures a percentage (up to 75%) of the historic yield on growing crops against substantially all natural perils while crop hail insurance insures spot losses on growing crops resulting from hail storms.

     Rural Agents Programs. This program is designed to offer to the network of Redland agents (historically crop agents) standard basic property and casualty coverages (home, automobile and limited commercial coverages) underwritten by one of the Company's subsidiaries. The Company has found that larger insurance companies concentrate more on high volume agencies, and that many rural agencies experience difficulty in finding markets for their insureds.

     Specialty Lines. A variety of specialty insurance programs are offered by the Redland insurance companies through an independent agent network developed over a number of years by Redland management. These insurance programs include property and casualty coverages for race tracks, automobile repair shops, temporary help agencies and animal mortality coverages. The program also offers insurance covering damage from floods in rural areas covered by Redland general agents.

     Seaboard Underwriters, Inc.

     In October 1991, The Company acquired Seaboard, a North Carolina insurance agency acting as a general agent for insurance companies, including one or more of the Company's subsidiaries, specializing principally in the writing of property and casualty insurance coverages for long haul truckers. During the year ended December 31, 1993, Seaboard received commission income of $4,119,000, and incurred operating expenses of $3,794,000.

     Reinsurance

     The Company limits its exposure under individual policies by purchasing excess of loss and quota share reinsurance from other insurance companies, and it maintains catastrophe reinsurance to protect against catastrophic occurrences where claims can arise under several policies due to a single event. Reinsurance does not legally discharge the Company from its primary liability to the insured for the full amount of a claim, but it does make the reinsurer liable to the Company to the extent of the reinsured portion of any loss ultimately incurred.

     The Company retains the first $500,000 of risk under its casualty lines, ceding the next $2,500,000 to reinsurers. Under its property lines, the Company retains 25% of the first $500,000 of risk, ceding the other 75% to quota share reinsurers and the next $1,000,000 to other reinsurers. For workers' compensation lines the Company reinsures 50% of the first $230,000 of each risk, and 100% of any excess. The Company also maintains a separate 80% quota share treaty for business written through ARM. To the extent that individual policies in any line exceed reinsurance treaty limits, the Company purchases individual reinsurance on a facultative (specific policy) basis.

     The Company maintains catastrophe reinsurance for its casualty lines which provide coverages of $3,000,000 in excess of $3,000,000 of risk retained by the Company and its reinsurers and for its property lines which provide catastrophe coverages of 95% of $6,500,000 in excess of the $1,000,000 of risk retained by the Company. Under its non-standard automobile program, the Company maintains catastrophe reinsurance which provides coverages of 95% of $1,000,000 in excess of the $100,000 of risk retained by the Company for physical damage coverage and 100% of $900,000 in excess of the $100,000 of risk retained by the Company for liability coverage.

     A substantial portion (approximately 87%) of the Company's crop hail business is reinsured through quota share agreements supplemented by surplus and stop loss contracts. Surplus agreements limit quota share exposure to $1,500,000 per county or township. The stop loss reinsurance reduces the Company's net retained (not reinsured) quota share exposure by 95% once net retained losses exceed 90% of retained premiums.

     The Company's MPCI business is reinsured by the FCIC.
Under FCIC's reinsurance program, the Company may (at the Company's election) cede to FCIC levels of exposure under MPCI policies, ranging from 0 to 80% of such exposure. In 1993, the average level of the Company's retention was 53.3% of such exposure. The reinsurance agreement also contains provisions that further reduce net retentions non-proportionally on a state-by-state basis. Net underwriting gains or losses are allocated to the company by the FCIC annually. The Company's net exposure on MPCI business is further reduced by privately placed stop loss reinsurance.

     The Company's farmowners business is reinsured by a 70% quota share contract. Quota share retentions are further reinsured by excess of loss and catastrophe loss contracts.
Other non-crop property and casualty lines are reinsured by excess of loss agreements that limit net exposure to $250,000 per risk.

     Federal flood insurance is reinsured 100% by the Federal
Emergency Management Administration ("FEMA") through its sub-agency, Federal Insurance Administration ("FIA").

     Reinsurance treaties are renegotiated and renewed annually by the Company. The Company closely monitors the quality and performance of its reinsurers and for the year ended December 31, 1993, approximately 80% of the Company's reinsurance business was ceded to reinsurance companies rated A- (Excellent) by A.M. Best Company, or was reinsured by FCIC or FEMA.

     Investments

     The Company's investment results for the periods indicated are set forth below:

                                                  Years Ended December 31,
                                            ______________________________________
                                              1993           1992           1991
                                            ________       ________        _______
                                              (in thousands, except percentages)
Average investment portfolio (1)            $173,182       $113,024        $97,460
Investment income                             10,844          8,220          6,103
Return on average investment portfolio          6.3%           7.3%           6.3%
Realized gains                                 2,250          1,046          1,953
______________________

(1)  Average investment portfolio represents the average of the beginning and ending investment portfolio (excluding real estate) computed on a quarterly basis.

          The Company's investment portfolio at December 31,
1993, consisted of the following:


                                                  Carrying
          Type of Investment                       Amount
          __________________                      ________
                                               (in thousands)

Fixed maturities held for investment (1)          $ 51,756
Fixed maturities available for sale (1)             95,836
Common stock                                         5,426
Preferred stock                                      8,446
Real estate                                          4,266
Mortgage loans and other investments                 2,852
Short-term investments:
  Commercial Paper                                   4,668
  U.S. Government/Agency securities                 14,000
  Certificate of Deposit                               551
  Money Market Account                                 185
                                                   _______
     Total short-term investments                   19,404
                                                   _______

Total investments (2)                             $187,986
                                                   =======
______________________

(1) At December 31, 1993, approximately 68% of the fixed maturities were invested in United States Treasury and government agency securities and collateralized mortgage obligations backed by U.S. government agency securities.

(2) All investments are carried at amortized cost, except common stock and preferred stock, which are carried at market value and fixed maturities held for sale which are carried at the lower of cost or market.


     GAAP Combined Loss and Expense Ratio

     The Company's underwriting experience is indicated by its "combined ratio" which is the sum of (1) the ratio of losses and loss adjustment expenses incurred to net premiums earned (the "Loss Ratio") and (2) the ratio of policy acquisition costs, other underwriting costs, and other expenses incurred to net premiums written (the "Expense Ratio"). The Company's ratios, computed in accordance with generally accepted accounting principles ("GAAP"), are set forth in the following table (a combined ratio below 100% indicates a profit from underwriting activities):

                               Years Ended December 31,
                            ______________________________
                             1993        1992        1991
                            ______    __________    ______

Loss Ratio                   72.5%     75.8% (1)     72.0%
Expense Ratio                28.4      29.1          29.0
                            _____     _____         _____
Combined Ratio              100.9%    104.9%        101.0%
                            =====     =====         =====
_______________

(1) The higher loss ratio for 1992 resulted in part from an approximate $2.1 million strengthening of the Company's loss and loss adjustment expense reserves for its workers' compensation and liquor liability lines, and $1.7 million of incurred losses relating to Hurricanes Andrew and Iniki, collectively 4.8% of the 1992 loss ratio.


     Losses and Loss Adjustment Expense Reserves

     The Company maintains reserves for estimates of liability for reported losses, losses which have occurred but which have not yet been reported, and for the expenses of investigating, processing and settling claims under outstanding policies. Such reserves are estimates by the Company primarily based on company and industry experience with the types of risks involved, knowledge of the circumstances surrounding individual claims, and company and industry experience with respect to the probable number and nature of claims arising from losses not yet reported. The effects of inflation are implicitly reflected in these loss reserves through the industry data utilized in establishing such reserves. Since 1985, the Company has annually obtained an independent review of its loss reserving process and reserve estimates by a professional actuary as part of the annual audit of its financial statements.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 113, "Accounting and Reporting for Reinsurance for Short-Duration and Long-Duration Contracts," effective January 1, 1993. The effect of the application of SFAS No. 113 resulted in the reclassification of amounts ceded to reinsurance previously reported as a reduction in unearned premium and unpaid losses and loss adjustment expenses, to assets on the consolidated balance sheet. The table below includes a reconciliation of net loss and loss adjustment expense reserves to amounts presented on the consolidated balance sheet after reclassifications related to the adoption of SFAS No. 113. The gross cumulative redundancy in the table on the following page is presented for 1992, the only year on the table for which the Company has restated amounts in accordance with SFAS No. 113.

     The following table presents an analysis of the Company's reserves, reconciling beginning and ending reserve balances for the periods indicated:

                                                    Years Ended December 31,
                                              _____________________________________
                                                1993          1992           1991
                                              ________      ________       ________
                                                         (in thousands)
Net loss and loss adjustment expense
  reserves at beginning of year               $ 77,627      $ 66,132       $ 58,439
                                               _______       _______        _______
Net loss and loss adjustment expense
  reserves of Redland at date of
  acquisition                                   13,499            --             --
                                               _______       _______        _______
Provisions for net losses and loss
  adjustment expenses for claims
  occurring in the current year                 90,250        57,678         46,719
Increase (Decrease) in net reserves
  for claims occurring in prior years            2,555         2,347            198
                                               _______       _______        _______
                                                92,805        60,025         46,917
                                               _______       _______        _______
Net losses and loss adjustment expenses
  paid for claims occurring during:
   The current year                            (40,209)      (18,328)       (15,487)
   Prior years                                 (28,008)      (30,202)       (23,737)
                                               _______       _______        _______
                                               (68,217)      (48,530)       (39,224)
                                               _______       _______        _______
Net loss and loss adjustment expense
  reserves at end of year                      115,714        77,627         66,132

Reinsurance recoverable on unpaid
  loss and loss adjustment expenses             95,886        50,039          N/A
                                               _______       _______
Gross loss and loss adjustment
  expense reserves                            $211,600      $127,666          N/A
                                               =======       =======

     The following table presents the development of balance sheet loss reserves from calendar years 1983 through 1992. The top line of the table shows the loss reserves at the balance sheet date for each of the indicated years. These amounts are the estimates of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The middle section of the table shows the cumulative amount paid with respect to previously recorded reserves as of the end of each succeeding year. The lower section of the table shows the reestimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The "Cumulative redundancy (deficiency)" caption represents the aggregate change in the estimates over all prior years. Conditions and trends that have affected the development of loss reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this information. The Company computes the cumulative redundancy (deficiency) annually on a calendar year basis.

                                                       Years Ended December 31,
                                          ____________________________________________________
                                           1983     1984     1985     1986     1987     1988
                                          _______  _______  _______  _______  _______  _______
                                                            (in thousands)
Net reserves for unpaid
  losses and loss
  adjustment expenses                     $ 2,029  $ 2,764  $ 7,894  $17,373  $27,730  $34,092
Cumulative amount of net
  liability paid through:
    One year later                          2,111    2,475    3,857    5,641    8,490   10,413
    Two years later                         3,041    4,510    6,408   10,955   15,710   17,765
    Three years later                       3,769    5,463    8,609   14,721   20,207   23,436
    Four years later                        4,077    6,193    9,868   16,229   22,691   26,254
    Five years later                        4,274    6,514    9,970   17,385   23,486   27,802
    Six years later                         4,323    6,563   10,123   17,464   24,153
    Seven years later                       4,328    6,658   10,113   17,521
    Eight years later                       4,380    6,624   10,137
    Nine years later                        4,382    6,652
    Ten years later                         4,383
Net reserves reestimated as of:
    One year later                          2,827    5,221    8,720   17,260   26,778   33,360
    Two years later                         3,825    6,020    9,490   18,196   27,066   31,482
    Three years later                       4,170    6,378   10,589   18,648   25,326   29,761
    Four years later                        4,325    6,775   10,606   17,894   24,885   28,936
    Five years later                        4,368    6,647   10,224   17,996   24,431   29,081
    Six years later                         4,362    6,618   10,256   17,802   24,619
    Seven years later                       4,349    6,686   10,183   17,845
    Eight years later                       4,392    6,663   10,179
    Nine years later                        4,398    6,674
    Ten years later                         4,394
Net cumulative redundancy
   (deficiency)                           $(2,365) $(3,910) $(2,285) $  (472) $ 3,111  $ 5,011

Gross reserves for unpaid loss and
  loss adjustment expenses
Reinsurance recoverable on unpaid
  loss and loss adjustment expenses
Net reserves for unpaid loss and
  loss adjustment expenses

Reestimated gross reserves for unpaid
  loss and loss adjustment expenses
Reestimated reinsurance recoverable
  on unpaid loss and loss adjustment
  expenses
Reestimated net reserves for unpaid
  loss and loss adjustment expenses

Gross cumulative redundancy

                                               Years Ended December 31,
                                          __________________________________
                                           1989     1990     1991     1992
                                          _______  _______  _______  _______
                                                    (in thousands)
Net reserves for unpaid
  losses and loss
  adjustment expenses                     $43,380  $58,439  $66,132  $ 77,627
Cumulative amount of net
  liability paid through:
    One year later                         13,026   23,737   30,202    28,008
    Two years later                        25,790   41,391   47,803
    Three years later                      33,005   51,703
    Four years later                       36,676
    Five years later
    Six years later
    Seven years later
    Eight years later
    Nine years later
    Ten years later
Net reserves reestimated
  as of:
    One year later                         42,969   58,637   68,479    80,182
    Two years later                        41,307   59,775   72,712
    Three years later                      39,670   62,752
    Four years later                       40,132
    Five years later
    Six years later
    Seven years later
    Eight years later
    Nine years later
    Ten years later
Net cumulative
  redundancy
   (deficiency)                           $ 3,248  $(4,313) $(6,580) $ (2,555)

Gross reserves for unpaid loss and
  loss adjustment expenses                                           $127,666
Reinsurance recoverable on unpaid
  loss and loss adjustment expenses                                    50,039
                                                                      _______
Net reserves for unpaid loss and
  loss adjustment expenses                                             77,627

Reestimated gross reserves for unpaid
  loss and loss adjustment expenses                                  $123,750
Reestimated reinsurance recoverable on
  unpaid loss and loss adjustment
  expenses                                                             43,568
                                                                      _______
Reestimated net reserves for unpaid loss
  and loss adjustment expenses                                         80,182

Gross cumulative redundancy                                          $  3,916
                                                                      =======

     Uncertainties Affecting the Insurance Business

     The property and casualty insurance business is highly competitive, with over 3,000 insurance companies transacting such business in the United States, many of whom have substantially greater financial and other resources, and may offer a broader variety of coverages than those offered by the Company.
Beginning in the latter half of the 1980s, there has been severe price competition in the insurance industry which has resulted in a reduction in the volume of premiums written by the Company in some of its lines of businesses, because of its unwillingness to reduce prices to meet competition. The specialty property and casualty coverages underwritten by the Company may involve greater risks than more standard property and casualty lines. These risks may include a lack of predictability, and in some instances, the absence of a long-term, reliable historical data base upon which to estimate losses. The Company's strategy is to offer specialized property and casualty insurance programs as to which there is limited competition from larger insurers.

     Pricing in the property and casualty insurance industry is cyclical in nature, fluctuating from periods of intense price competition, which led to record underwriting losses during the early 1980's, to periods of increased market opportunity as some carriers withdrew from certain market segments. Despite increased price competition in recent years, the Company has maintained consistent earned premium income during such periods, principally through geographic expansion and implementation of new insurance programs.

     The Company's results also may be influenced by factors influencing the insurance industry generally and which are largely beyond the Company's control. Such factors include (a) weather related catastrophes; (b) taxation and regulatory reform at both the federal and state level; (c) changes in industry standards regarding rating and policy forms; (d) significant changes in judicial attitudes towards liability claims; (e) the cyclical nature of pricing in the industry; and (f) changes in the rate of inflation, interest rates and general economic conditions.

     Adverse loss experience in two lines of insurance written by the Company resulted in a strengthening of loss and loss adjustment expense reserves in 1992 by approximately $2.1 million. The crop insurance coverages underwritten by the Redland group of companies has experienced adverse loss experience over the last two years largely because of unusual and adverse weather conditions which affected crop yields. During the second fiscal quarter of 1993, Redland strengthened loss and loss adjustment reserves by $3 million, partly as a result of suggestions made by the Company in the course of the negotiations leading to the acquisition of Redland. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of the impact of these uncertainties on the Company's financial condition and operating results.

     Marketing

     The Company generally markets the insurance products of the Acceptance group of companies through independent general agents. These agents deal with local agents and brokers who are in direct contact with insurance buyers. The number of general agents marketing the Company's Acceptance insurance lines has increased from approximately 58 in 1988 to approximately 104 in 1993. General agents are compensated on a commission basis. Workers' compensation coverages are written directly through agents who are in direct contact with insurance buyers.

     The Company writes the insurance products of the Acceptance group of companies in 22 states as an admitted carrier and in 37 states as an approved non-admitted carrier. Non-admitted carriers are normally restricted to writing lines of business not regularly written in the standard admitted market, but have greater freedom to design policy provisions and charge appropriate premiums on an unregulated basis. The Company generally seeks to have an insurance subsidiary licensed as an admitted carrier, as well as another insurance subsidiary operating as an approved non-admitted carrier in each state in which it writes insurance, in order to offer insurance products in both the admitted as well as the non-admitted market. For the years ended December 31, 1993 and 1992, the Company wrote 51% of its written premiums from the Acceptance group as a non-admitted carrier and 49% as an admitted carrier.

     The Company has expanded the geographic distribution of its business from the Acceptance group in recent years from 18 states in 1986 to 39 states in 1993. New insurance programs in liquor liability, workers' compensation and non-standard automobile coverages, initiated in 1989, and business written through Seaboard and ARM beginning in 1991, has led to further geographic expansion.

     The crop and other rural coverages underwritten by the Redland group are marketed through a network of approximately 2,500 independent agents in 43 states who sell MPCI, hail and flood insurance directly to farmers, as well as other insurance products underwritten by the Redland group of companies. The Company intends to offer standard basic property and casualty coverages (home, automobile and limited commercial coverages) underwritten by one of the Company's subsidiaries to the Redland network of rural agents.

     With the acquisition of Redland, at December 31, 1993, the Company now offers its insurance products, through an admitted carrier in 44 states and the District of Columbia, and through a non-admitted carrier in 41 states and the District of Columbia.

     During the year ended December 31, 1993, five agents produced approximately 34% of the Company's direct written premiums. Two of these agents, Acceptance Risk Managers, Inc. and Statewide Insurance Corporation produced, respectively, approximately 12% and 12%, of the direct written premiums for the year ended December 31, 1993. No other agent produced more than 10% of direct written premiums for that year. See "Recent Developments" for a discussion of the Company's plans to acquire in a stock merger Statewide Insurance Corporation.

     The states in which the Company wrote more than 5% of its written premium in 1993 are shown below with the amounts written in such states in the two prior years.


                                Years Ended December 31,
                            _________________________________
                            1993          1992          1991
                            _____         _____         _____

Texas                       13.5%         14.5%         12.0%
Minnesota                    8.5          15.9          19.7
California                   7.5           6.5           4.5
Nebraska                     7.1           1.5           1.7
Illinois                     5.8           4.3           5.3
Arizona                      5.6          12.0          12.9
Iowa                         5.5           4.1           5.7


     Regulation

     Insurance companies operate in a highly regulated industry and are subject to a variety of governmental regulations and the supervision of regulatory agencies in the states in which they conduct business. The primary purpose of such regulations is the protection of policyholders and claimants rather than shareholders. State insurance departments have broad regulatory authority over insurance companies selling insurance in their states. Depending on whether the insurance company is domiciled in the state and whether it is an admitted or non-admitted insurer, such authority may extend to such things as (i) periodic financial examination; (ii) approval of rates and policy forms;
(iii) monitoring loss reserve adequacy; (iv) solvency monitoring;
(v) restrictions on the payment of dividends; (vi) approval of changes in control and (vii) authorization of investments.

     The Company is also subject to statutes governing insurance holding companies. These statutes require the Company, among other things, to file periodic information with state regulatory authorities including information concerning its capital structure, ownership, financial condition and general business operations; limit certain transactions between the Company, its affiliates and its insurance subsidiaries; and restrict the ability of any one person to acquire certain levels of the Company's voting securities without prior regulatory approval.

     Nebraska law limits Nebraska insurance companies' capacity to pay dividends and conduct other financial transactions with their shareholders and affiliates without prior regulatory approval. Dividends or distributions made within the preceding 12 months may not exceed the lesser of (a) 10% of the policyholders' surplus as of the December 31 preceding the date of determination or (b) net income, not including realized capital gains, for the twelve-month period ending on December 31 preceding the date of determination. In determining net income available for dividends, an insurer may carry forward net income from the second and third full calendar years preceding the date of determination, again excluding realized capital gains, less dividends paid in such prior calendar years preceding the date of determination.

     The States of Iowa and Arizona regulate insurance companies' capacity to pay dividends and to conduct other financial transactions with their shareholders and affiliates, without prior regulatory approval, in a manner substantially similar to Nebraska.

     The Company's MPCI and federal flood insurance programs are federally regulated insurance products. Consequently, these programs are subject to oversight by the legislative and executive branches of the federal government. These regulations generally require compliance with federal guidelines with respect to underwriting, rating and claims administration. The Company is required to perform continuous internal audit procedures and is subject to audit by several federal government agencies.

Employees

     At March 21, 1994 the Company and its subsidiaries employed 30 salaried executive and 534 salaried administrative personnel. The Merger with Statewide Insurance Corporation (see "Recent Developments") will result in the addition of 98 additional salaried administrative personnel in Phoenix. Acceptance believes that relations with its employees are satisfactory. There are no longer any individuals employed by the Company at the parent level.


ITEM 2.  PROPERTIES.

     The following table sets forth certain information regarding the principal properties of the Company.

                       General
     Location         Character      Size          Leased/Owned
___________________   _________  ______________    ____________

Omaha, NE              Office    44,000 sq. ft.    Leased(1)

Council Bluffs, IA     Office    62,000 sq. ft.    Leased(1)

Burlington, NC         Office    15,000 sq. ft.    Leased(1)

Phoenix, AZ            Office     6,500 sq. ft.    Month-to-Month
                                                   Rental

Scottsdale, AZ         Office    11,000 sq. ft.    Leased(1)
______________________

(1) The range of expiration dates for these leases is November 30, 2001 (Omaha), February 1, 1996 (Burlington),
     December, 1998 (Scottsdale), and June 30, 1997 (Council
     Bluffs).

(2) The Company leases, generally on a month-to-month rental basis, small facilities in various parts of the United
     States in connection with its crop insurance operations.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no material legal proceedings pending involving the Company or any of its subsidiaries which require reporting pursuant to this Item.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1993.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

     The Company's Common Stock is listed and traded on the NYSE. The following table sets forth the high and low closing sales prices per share of Common Stock as reported on the NYSE Composite Tape for the fiscal quarters indicated. The prices set forth below through December 22, 1992, in the fourth quarter of the fiscal year ended December 31, 1992, reflect the prices of the shares of Common Stock on the NYSE prior to the one-for-four reverse stock split effected December 22, 1992. The prices set forth beginning December 23, 1992 reflect the prices of the shares of Common Stock after the reverse stock split.


                                               High      Low
                                               ____      ___

Year Ended December 31, 1992
     First Quarter                             2-7/8     2
     Second Quarter                            2-7/8     2-1/4
     Third Quarter                             2-1/2     1-5/8
     Fourth Quarter (through
       December 22, 1992, pre-split)           3-1/2     1-5/8
     Fourth Quarter (beginning
       December 23, 1992, post-split)         10-5/8     9-5/8

Year Ended December 31, 1993
     First Quarter                            13-1/4     8-1/4
     Second Quarter                           14-1/3    12
     Third Quarter                            15-1/4    12-1/2
     Fourth Quarter                           15-5/8    11-1/4

Year Ended December 31, 1994
     First Quarter (through
       March 21, 1994)                        13-3/4    11-1/4


     The closing sales price of the Common Stock on March 21, 1994, as reported on the NYSE Composite Tape, was $11.375 per share. As of March 21, 1994, there were approximately 1,900 holders of record of the Common Stock.

     As a holding company, the Company is dependent for cash flows upon dividends or other distributions from its operating subsidiaries. To the extent that the Company experiences positive cash flows from its operations, it intends, generally, to reinvest any such excess cash in the Company's insurance operations.

     The Company has not paid cash dividends during the periods indicated above and does not anticipate that it will pay cash dividends in the foreseeable future. Because of regulatory restrictions and the terms of the Company's loan agreements, dividends or other cash flow from the insurance subsidiaries in the foreseeable future is not anticipated. The foregoing obligations of the Company prohibit the declaration or payment of dividends to the Company by its subsidiaries, or payment of dividends by the Company to its shareholders, without approval of the bank lenders. See Note 14 to the Notes to Consolidated Financial Statements.


ITEM 6.  SELECTED FINANCIAL DATA.

     The following tables set forth certain information concerning the insurance operations of the Company and its general operations, and should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and the notes thereto appearing elsewhere in this report. This selected financial data has been derived from the audited Consolidated Financial Statements of the Company and its subsidiaries. The "Pre-Acquisition" information set forth below is not included in the Company's Consolidated Financial Statements relating to periods prior to the Company's acquisition of Acceptance in April 1990.

                                        Insurance Operations
                                    (In thousands except ratios)


                                                               Post-Acquisition
                                              __________________________________________________
                                                                                    Nine Months
                                                         Years Ended                   Ended
                                                         December 31,               December 31,
                                              _________________________________
                                                1993       1992(3)        1991          1990
                                              ________     _______      _______     ____________
Operating Statement Data:
  Net premiums earned                         $128,082     $79,164      $65,164      $51,310
  Net investment income                         12,717       9,266        8,056        7,159(4)
  Agency income                                  4,119       3,992        1,645            0
                                               _______      ______       ______       ______
  Total revenues                               144,918      92,422       74,865       58,469

  Losses and loss adjustment expenses           92,805      60,025       46,917       36,674
  Underwriting and other expenses(1)            36,414      23,032       18,942       14,392
  Agency Expense                                 3,794       3,736        1,624            0
  Interest Expense(2)                            1,184         767           36            0
                                               _______      ______       ______       ______
  Total expenses                               134,197      87,560       67,519       51,066
                                               _______      ______       ______       ______
Operating Income                              $ 10,721     $ 4,862      $ 7,346      $ 7,403
                                               =======      ======       ======       ======


                                                                        December 31,
                                              __________________________________________________
                                                1993       1992(3)        1991          1990
                                              ________     _______      _______     ____________
Balance Sheet Data:
  Investments                                 $183,750     $119,312     $108,689     $ 93,245(4)
  Loss and loss adjustment
    expense reserves(5)                        211,600      127,666        N/A          N/A
  Reinsurance recoverable on unpaid
    loss and loss adjustment expense
    reserves(5)                                 95,886       50,039        N/A          N/A
                                               _______      _______
  Net loss and loss adjustment
    expense reserves                           115,714       77,627       66,132       58,439
  Unearned premiums(5)                          60,114       41,709        N/A          N/A
  Prepaid reinsurance premiums(5)               15,448       16,830        N/A          N/A
                                               _______      _______
  Net unearned premiums                         44,666       24,879       19,958       22,140

Ratios:
  Loss Ratio                                     72.5%        75.8%        72.0%        71.5%
  Expense Ratio                                  28.4         29.1         29.0         28.0
                                                _____        _____        _____         ____
  Combined Loss & Expense Ratio                 100.9%       104.9%       101.0%        99.5%

                                        Insurance Operations
                                    (In thousands except ratios)


                                                    Pre-Acquisition
                                              ___________________________
                                              Three Months
                                                  Ended      Year Ended
                                                March 31,    December 31,
                                                  1990          1989
                                              ____________   ____________
Operating Statement Data:
  Net premiums earned                           $13,129        $42,211
  Net investment income                           1,543          5,569
  Agency income                                       0              0
                                                 ______         ______
  Total revenues                                 14,672         47,780

  Losses and loss adjustment expenses             9,137         28,953
  Underwriting and other expenses(1)              3,773         13,852
  Agency Expense                                      0              0
  Interest Expense(2)                                64            244
                                                 ______         ______
  Total expenses                                 12,974         43,049
                                                 ______         ______

Operating Income                                $ 1,698        $ 4,731
                                                 ======         ======

                                                March 31,    December 31,
                                                  1990          1989
                                              ____________   ____________
Balance Sheet Data:
  Investments                                   $ 78,366       $73,469
  Loss and loss adjustment
    expense reserves(5)                            N/A           N/A
  Reinsurance recoverable on unpaid
    loss and loss adjustment expense
    reserves(5)                                    N/A           N/A
  Net loss and loss adjustment
    expense reserves                              46,245        43,380
  Unearned premiums(5)                             N/A           N/A
  Prepaid reinsurance premiums(5)                  N/A           N/A
  Net unearned premiums                           19,883        16,943

Ratios:
  Loss Ratio                                       69.6%         68.6%
  Expense Ratio                                    28.7          32.8
                                                   ____         _____
  Combined Loss & Expense Ratio                    98.3%        101.4%
______________________________

(1)  Excludes approximately $491,000, for the years ended December 31, 1993, 1992 and 1991 in amortization of excess cost over acquired assets related to the Company's acquisition of
     Acceptance and not related to the Company's insurance operations.

(2)  Excludes approximately $885,000, $1,173,000 and $1,853,000 for the years ended December 31,
     1993, 1992 and 1991, in interest expense related to the acquisition loan incurred in connection with the acquisition of Acceptance, and the refinancing of such loan, which loans do not represent funds borrowed for insurance operations.

(3)  Operating Income was reduced in 1992 by the addition of approximately $2.1 million to reserves for losses on two lines of insurance written by the Company and $1.7 million of incurred losses relating to Hurricanes Andrew and Iniki.  See "Business -- GAAP Combined Loss and Expense
     Ratio."

(4)  As a result of the acquisition of Acceptance, effective April 1, 1990, the Company's investment portfolio was adjusted to market value in accordance with generally accepted accounting principles.  At December 31, 1990, substantially all of the adjustment had been recognized in net investment income.

(5)  During 1993 the Company adopted Statement of Financial Accounting Standards No. 113,
     "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."  This
     resulted in the reclassification of amounts ceded to reinsurers, as assets on the consolidated balance sheet, instead of a reduction in liabilities for 1993 and 1992.

                                         General Operations
                              (Consolidated with Insurance Operations)
                                (In thousands except per share date)

                                                                                  Four Months
                                                     Years Ended                     Ended
                                                     December 31,                 December 31,
                                         ____________________________________
                                           1993          1992          1991          1990(3)
                                         ________      ________      ________     ____________
Income Statement Data:
Revenues(1)                              $145,295      $ 95,032      $ 80,686       $ 28,382

Income (loss) from continuing
  operations(1)                             7,586          (826)      (23,110)(2)       (832)

Income (loss) per share
  from continuing
  operations:  Primary(1)                     .86         (0.24)        (6.78)(2)      (0.25)
               Fully diluted(1)               .85         (0.24)        (6.78)         (0.25)

Net income (loss)                           7,586          (909)      (42,919)        (1,336)

Net income (loss) per share
  Primary                                     .86         (0.26)       (12.59)         (0.40)
  Fully diluted                               .85         (0.26)       (12.59)         (0.40)

Balance Sheet Data:
Total assets(4)                          $409,385      $257,734      $207,532 (1)   $330,379
Borrowings and
 term debt                                 18,951        33,567        55,473 (1)    103,658
Stockholders' equity(5)                    95,717        34,523        35,042         77,883

                                              Years Ended
                                               August 31,
                                         _______________________
                                           1990          1989
                                         _________     _________
Income Statement Data:
Revenues(1)                              $ 33,579      $     --

Income (loss) from continuing
  operations(1)                            (5,658)       (5,679)

Income (loss) per share
  from continuing
  operations:  Primary(1)                   (1.82)        (2.68)
               Fully diluted(1)             (1.82)        (2.68)

Net income (loss)                          (9,760)       (4,670)

Net income (loss) per share
  Primary                                   (3.14)        (2.20)
  Fully diluted                             (3.14)        (2.20)

Balance Sheet Data:
Total assets(4)                          $334,512      $243,318
Borrowings and
 term debt                                102,214       113,133
Stockholders' equity(5)                    79,252        60,745

___________________________

(1)  On May 28, 1992, the Company sold its approximate 52% interest in Orange-co to an unaffiliated third party for $31 million in cash.  The decision to sell its Orange-co interest had been made in December 1991.  As a result, in the Consolidated Financial Statements at December 31, 1991,
     and for the year then ended, (i) the Company's share of the net income (loss) of Orange-co has been reflected as a discontinued operation, and (ii) the assets and liabilities of Orange-co have been classified as net assets of discontinued operations held for sale.  The Company recorded a provision for the expected loss on disposal of its investment in Orange-co of approximately $19,600,000, or $(5.75) per share, in 1991 which is excluded from loss and loss per share from continuing operations and per share data presented above (see Note 16 to the
     Notes to Consolidated Financial Statements).

(2)  Included in loss from continuing operations for the year ended December 31, 1991, is a non-cash charge of $15,300,000, or $(4.49) per share, to reflect the Company's equity investment in
     Major Realty Corporation at estimated net realizable value (see Note 6 to the Notes to
     Consolidated Financial Statements).

(3)  Effective September 1, 1990, the Company changed its annual reporting period from a year ending
     August 31 to a year ending December 31, and the Company also changed the method by which it reports the results of operations and financial position of certain subsidiaries in its consolidated financial statements effective September 1, 1990.  As a result, the Company recorded an adjustment for the cumulative effect of the accounting change of a loss of
     $1,114,000, or $0.33 per share, which is excluded from loss and loss per share from continuing operations presented above for the four months ended December 31, 1990.

(4)  During 1993 the Company adopted Statement of Financial Accounting Standards No. 113,
     "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."  This
     resulted in the reclassification of accounts ceded to reinsurers, as assets on the consolidated balance sheet, instead of a reduction in liabilities.  These reclassifications amounted to
     $111,334,000 and $66,869,000 as of December 31, 1993 and 1992, respectively.

(5)  Acceptance did not pay any cash dividends on its common stock in the periods indicated above.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations of the Company and its consolidated subsidiaries is based upon the consolidated financial statements, and the notes thereto included herein.

Results of Operations

                  Year Ended December 31, 1993
            Compared to Year Ended December 31, 1992.

     The Company's net income increased by $8.5 million from 1992 to 1993 as net income improved from a loss of $.9 million for the year ended December 31, 1992 to income of $7.6 million for the year ended December 31, 1993. This increase was attributable primarily to four factors: 1) improved underwriting results combined with an increase in premiums earned, 2) growth in the investment income of the Company, 3) continued reduction in the general and administrative expenses of the Company, and 4) a reduction in interest expense. In addition, the real estate interests of the Company had very little impact on the change in net income for 1993 as compared to 1992.

     Insurance premiums earned increased by 61.8% from 1992 to 1993. Excluding the increase in premiums written resulting from the merger with The Redland Group, Inc. ("Redland"), the Company's direct written premiums increased a modest 11.9%. Net premiums, however, increased 45.2% due to the Company's ability to retain more premiums as a result of increased capital from the Equity Rights Offering completed in January, 1993 which raised $31.2 million. In addition, during 1993, the new Redland operations added $16.2 million in earned premiums to the Company's revenues. With the inclusion of the Redland operations for an entire year, the expansion of the Company's general agency programs as a result of the opening of a new branch office in Scottsdale, Arizona and the business opportunities developed from the Company's merger with Redland, it is expected that the growth in premium revenue will continue during 1994.

     This increase in earned premium revenue translated into improved results in 1993 as compared to 1992 as the Company experienced a reduced combined loss and expense ratio from insurance operations of 100.9% during the twelve months ended December 31, 1993 as compared to 104.9% during the same period in 1992. With the inclusion of Redland, the Company's expense ratio fell slightly from 29.1% in 1992 to 28.4% in 1993. The Company's loss ratio decreased from 75.8% during 1992 to 72.5% during 1993. The results in 1992 were affected by Hurricane's Andrew and Iniki as well as reserve strengthening in the Company's workers' compensation and liquor liability lines. These events did not reoccur during 1993 contributing to the decline in the Company's loss ratio. The seasonal nature of crop insurance writings combined with unpredictable weather patterns are expected to create more volatility in the Company's quarter to quarter earnings in the future, and thus, results in one quarter will provide a less reliable forecast of subsequent quarterly results.


     The Company's investment income increased 41.3% from the year ended December 31, 1992 to the year ended December 31, 1993. This increase is attributable primarily to the increase in the Company's investment portfolio from an average of $113 million during 1992 to an average portfolio of $173 million during 1993. This increase in the size of the portfolio resulted from a capital infusion of funds derived from the Company's Equity Rights Offering completed in January, 1993, the Company's ability to cede less of its premium to reinsurers as a result of this capital infusion, growth in the Company's direct premiums, and additional investment assets acquired in the merger with Redland. In terms of generating investment income, the increase in the size of the portfolio more than offset the reduction in the average yield on the investment portfolio from 7.3% during the year ended December 31, 1992 to 6.3% during the 1993 year. This reduction in average yield primarily was due to the reduced yields available for investment grade securities in the marketplace, the addition to the Company's portfolio of tax free securities which, in general, have a lower yield than equivalent taxable securities, the short term nature of Redland's portfolio, and amortization of premiums paid for certain of the Company's mortgage backed securities caused by an acceleration in the prepayment speed of the underlying mortgages. If the Company's net tax operating losses continue to diminish, the Company will seek additional opportunities in the tax free investment sector.

     During 1993, the Company was able to further reduce its general and administrative expenses as compared to those experienced in 1992. Two factors served to decrease the general and administrative expenses. First, the Company combined its real estate and portfolio management operations during 1993, thus reducing administrative expenses associated with real estate activities. In addition, the Company continued to reduce expenses as a result of the consolidation of operations between the parent Company and its insurance company subsidiaries. This consolidation was initiated by the movement of the Company's home office from Bloomfield Hills, Michigan to Omaha, Nebraska in July, 1992. Offsetting decreases in general and administrative expenses were increases associated with Redland. These expenses include normal administrative expenses associated with the running of the Redland operations as well as the amortization of certain identifiable intangible assets and the excess of costs over acquired net assets. The Company does not expect further reductions in its general and administrative expenses during 1994.

     The Company's interest expense continued to decline during 1993 compared to 1992. This was due primarily to a decrease in the Company's outstanding debt as well as a reduction in the Company's average interest costs on such debt. On May 28, 1992, the Company completed the sale of its 5,355,166 shares of Common Stock of Orange-co for $31 million in cash, resulting in net proceeds of approximately $29 million. The Company applied approximately $22.4 million to retire its bank term loan. On January 27, 1993, the Company successfully completed a $31.9 million Common Stock Rights Offering. Proceeds from this offering were used to retire $9.5 million of secured subordinated notes plus accrued interest thereon. Effective April 15, 1993 the holder of a $7 million secured subordinated note of one of the Company's subsidiaries, which had been assumed by the Company, exchanged such note for 875,000 shares of Common Stock and Warrants to purchase, at a price of $11 per share during a period ending January 27, 1997, 875,000 additional shares of Common Stock. All of these events reduced debt carried at higher interest rates than the Company's other bank borrowings, and therefore, with the retirement of these debts, the Company also reduced the average cost of its outstanding debt.

     In March, 1994, the Company agreed to amend borrowing arrangements with its bank lenders. The new structure is a $35 million line of credit with interest payable quarterly at the prime rate or at LIBOR plus a margin of 1% to 1.75%, depending on the Company's debt to equity ratio. The line of credit will mature in four years and may be extended to five years by the bank lenders. The line of credit will be consummated once final legal documentation is completed which is anticipated to be in April, 1994. Such facility will increase the Company's borrowing capacity and, in the current interest rate environment, should reduce the interest rate which the Company pays on its debt. Since the interest rate is a floating rate, the Company has no guarantee that such reduction will be a permanent one.

                  Year Ended December 31, 1992
            Compared to Year Ended December 31, 1991

     The Company's net loss decreased $42 million to $.9 million for the year ended December 31, 1992 as compared to $42.9 million for the previous year. This decrease was mainly attributable to a $19.6 million provision for the expected loss on disposal of the Company's investment in Orange-co and a $15.3 million write-down of the Company's equity investment in Major Realty to estimated net realizable value, both recorded during the year ended December 31, 1991. The remaining approximate $7.1 million related to a decrease in general and administrative expenses of $5.7 million, a decrease in other expense of $2.6 million, principally related to a loss in 1991 which did not reoccur in 1992, a decrease in interest expense of $1.3 million, and an increase in investment income of $1.2 million. These improvements were partially offset by a $2.1 million reserve strengthening in the insurance operations and a $1.7 million incurred loss from Hurricanes Andrew and Iniki.

     Insurance premiums earned increased 21.5% to $79.2 million for the year ended December 31, 1992 from $65.2 million in the previous year. This increase is attributable primarily to growth in workers' compensation, non-standard private passenger and specialty automobile and the Acceptance Risk Managers programs.

     During the year ended December 31, 1992, loss and loss adjustment expenses increased 27.9% as compared to the previous year. This higher rate of growth in losses (27.9%) compared to premium revenues (21.5%) was attributable primarily to increased loss development in the Company's workers' compensation and liquor liability lines as well as losses incurred from Hurricanes Andrew and Iniki.

     During 1992, through analysis of additional claims information and additional data processing capability which came "on-line," it became apparent that the liquor and workers' compensation lines of business were developing worse than had been anticipated. This judgment was based upon several factors: discussion with the claims staff and counsel regarding specific claims, adjudicated cases and the estimated effect thereof as precedents for similar claims, additional claims filed, the severity thereof, and the effect of these new claims as an indicator of additional incurred but not reported loss development. Management believes that the reserves recorded for these lines of business and events now provide adequate reserves for future payments.

     Insurance operational expense ratios for the years ended
December 31, 1992 and 1991 remained consistent at 29.1% and 29.0%, respectively.

     In October 1991, Acceptance acquired Seaboard Underwriters, Inc. ("Seaboard"), a North Carolina-based managing general agency specializing in transportation business. Seaboard's agency commissions during the year ended December 31, 1992, aggregated approximately $4.0 million while agency expenses totaled approximately $3.7 million. Acceptance's insurance subsidiaries have been underwriting a portion of the business produced by Seaboard.

     During the year ended December 31, 1991, the Company's investment strategy provided for investment principally in U.S. Government securities with maturities of two years or less as well as realizing gains within the portfolio as the interest rate environment changed. During the year ended December 31, 1992, the Company changed its investment strategy to one whereby various securities of the U.S. Government, U.S. Government agencies, corporate securities and collateralized mortgage obligations backed by U.S. Government Agency Securities were combined to result in an average duration for the entire portfolio of between 3.5 and 4 years. This change in strategy as well as an overall increase in the size of the portfolio resulted in an increase in the interest income of the portfolio. These factors combined to create an overall increase in the Company's net investment income for the year ended December 31, 1992, as compared to the previous year. U.S. Government Securities and collateralized mortgage obligations backed by U.S. Government Agency Securities comprised 74% of the entire investment portfolio as of December 31, 1992.

     Revenues from the Company's real estate operations for the year ended December 31, 1992, were $2,610,000 of which $1,522,000 related to fees earned in connection with Major Group's management and real estate advisory agreement with Major Realty which terminated June 30, 1992. Included in the $1,522,000 is a non-recurring fee of $925,000 paid by Major Realty to Major Group in the form of a promissory note recorded in connection with the settlement and termination of the advisory agreement with Major Realty.

     On September 25, 1992, the Company completed the merger with The Major Group, Inc. Pursuant to Settlement Agreements among the Company, Major Group and certain secured creditors (the "Term Sheet Creditors"), Major Group (1) conveyed substantially all of its assets, except for certain property located in Fort Lauderdale, Florida (the "Fort Lauderdale Commerce Center Property") and two promissory notes from Major Realty Corporation (the "Major Realty Notes"), to the Term Sheet Creditors in satisfaction of all of Major Group's obligations due to them; (2) the Fort Lauderdale Commerce Center Property and the Major Realty Notes were transferred to the Company in satisfaction of all amounts due the Company under a note of a subsidiary of Major Group, which was secured by a mortgage on the Fort Lauderdale Commerce Center Property and guaranteed by Major Group; and (3) the Company issued a promissory note in the principal amount of $500,000 payable in installments over one year to the Term Sheet Creditors in exchange for all of the Major Group preferred stock held by the Term Sheet Creditors. Assets conveyed to the Term Sheet Creditors and liabilities satisfied approximated $5.7 million. Immediately upon conclusion of these transactions, Major Group was merged into a wholly owned subsidiary of the Company.

     In addition, Major Group settled certain claims by agreeing to pay $150,000 in cash and other consideration, payment of which is guaranteed by the Company, payable over a two year period and payment of the net cash proceeds from the sale of certain sewer connections not to exceed $150,000. In connection with the above, the Company issued approximately 52,000 shares of Common Stock to complete the merger.

     The net effect of the transactions among Major Group, the Term Sheet Creditors and the Company upon the results of operations was insignificant.

     Consolidated interest expense decreased $1.3 million from the prior year to $4.4 million for the year ended December 31, 1992. Total indebtedness was $33.6 million at December 31, 1992, a decrease of $21.9 million from $55.5 million at December 31, 1991.

     At December 31, 1992, the Company had approximately $23.7 million of net operating loss carryforwards for financial reporting purposes and $14 million of net operating loss carryforwards for tax reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has included a discussion of the liquidity and capital resources requirement of the Company and the Company's insurance subsidiaries.

The Company -- Parent Only

     On January 27, 1993, the Company completed a $31.9 million Common Stock Equity Rights Offering. This resulted in the issuance of 3,992,480 shares of Common Stock and an equal amount of Warrants, each Warrant providing for the purchase of one share of Common Stock exercisable at $11.00 until January 27, 1997, unless called under certain conditions. The net proceeds of approximately $31.2 million were used to retire $9.5 million of secured subordinated notes plus accrued interest thereon and increase the insurance subsidiaries capital by $12.5 million with the balance retained as working capital. With this addition to working capital, the Company has been able to meet all short term cash needs, and as of December 31, 1993 has no long term liabilities or long term commitments. The Company also assumed a $7 million secured subordinated note outstanding from one of its insurance company subsidiaries and subsequently retired said note in April, 1993 in exchange for 875,000 shares of Common Stock and 875,000 Warrants identical to those issued in the Rights Offering.

Dividends from the insurance subsidiaries are not available to the Company because of restrictive covenants set forth in the term and revolving loan agreements of the Company's insurance subsidiaries which prohibit dividends from the insurance subsidiaries to the Company without the expressed consent from the holders of the debt obligation. In March, 1994, the Company agreed to amend its borrowing arrangements with its bank lenders. The new arrangements will transfer the debt obligations from the holding companies of the insurance subsidiaries to the parent company. At such time, the new loan agreements will no longer impose restrictions on dividends from the insurance subsidiaries to the Company. The new structure is a $35 million line of credit with interest payable quarterly at the prime rate or at LIBOR plus a margin of 1% to 1.75% depending on the Company's debt to equity ratio. The line of credit will mature in four years and may be extended to five years by the bank lenders.
This line of credit will be consummated once final legal documentation is completed which is anticipated to be in April, 1994.

     In addition, dividends from the insurance subsidiaries to the Company are regulated by the state regulatory authorities of the states in which each insurance subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to parent companies to certain statutorily approved limits. As of December 31, 1993, the statutory limitations on dividends from the insurance company subsidiaries to the parent without further insurance department approval are approximately $3.4 million.

     Insurance Subsidiaries

     The Company's insurance subsidiaries are highly liquid and are able to meet their cash requirements on a timely basis. At December 31, 1993, the insurance subsidiaries outstanding debt consisted of a $12 million term loan note, a $6,597,000 revolving promissory note and $354,000 of other borrowings. The $12 million note was collateralized by the Company's Acceptance Common Stock, with principal of $1 million plus interest at prime plus .5% or at the Company's option LIBOR plus 2.5% payable quarterly with a maturity of October 1, 1996. The revolving promissory note was collateralized by Redland Common Stock with interest payable at the Federal funds rate plus 2.75%, maturing on January 5, 1995. Both of these borrowings will be replaced in April, 1994 with the funds from the new loan arrangement described above. Servicing of these debt obligations of the insurance subsidiaries has been provided by funds derived either from tax sharing payments made by the operating subsidiaries to the Company which are sheltered by the Company's tax net operating loss carryforwards and reinvested in the insurance holding company or through dividends and/or advances.

     On a longer term basis, the principal liquidity needs of the insurance company subsidiaries are to fund loss payments and loss adjustment expenses required in the operation of its insurance business. Primarily, the available sources to fund these obligations are new premiums received and to a lesser extent cash flows from the Company's portfolio operations. The Company monitors its cash flow carefully and attempts to maintain its portfolio at a duration which approximates the estimated cash requirements for loss and loss adjustment expenses. The seasonal nature of the Company's crop business generates a reverse cash flow with acquisition costs in the first part of the year, losses being paid over the summer months, and the related premium not collected until after the fall harvest. Cash flows from the crop programs are similar in nature to cash flows in the farming business.

     Changes in Financial Condition

     Four events occurring during 1993 strengthened the financial condition of the Company at December 31, 1993 as compared to the Company's position at December 31, 1992. These events were the completion of the Company's Equity Rights Offering, the conversion of certain subordinated notes to equity, the merger of the Company with Redland and the Company's profitable operating results for 1993.

     As described earlier, the Company completed a $31.9 million Common Stock Rights Offering in January, 1993. The net proceeds of approximately $31.2 million were used to retire $9.5 million of secured subordinated notes plus accrued interest thereon and increased the insurance subsidiaries capital by $12.5 million with the balance retained as working capital.

     In April, 1993, the Company retired $7 million of secured subordinated notes outstanding in exchange for 875,000 shares of Common Stock and 875,000 Warrants identical to those issued in the Equity Rights Offering.

     In August, 1993, the Company completed an Exchange Agreement whereby the holders of 100% of the outstanding Redland Class B Preferred Stock, Warrants to purchase Redland Common Stock and 100% of the outstanding Redland Common Stock were validly tendered in exchange for shares of the Company's Common Stock. The Company's acquisition of Redland resulted in an increase of approximately $112 million in total assets and $96 million in total liabilities at December 31, 1993. The most significant increases in the components comprising total assets were $11 million of investments, $21 million of receivables, $54 million of reinsurance recoverable on unpaid loss and loss adjustment expenses, $5 million of prepaid reinsurance premiums and $14 million of excess of cost over acquired net assets. The most significant increase in components comprising total liabilities were $66 million of loss and loss adjustment expenses, $14 million of unearned premiums, $6 million of accounts payable on accrued liabilities and $7 million of bank borrowings.

     In addition, during 1993, Company operating profit of $10.6 million and net income of $7.6 million also improved the Company's financial condition, with stockholders equity increasing 177% from $34.5 million at December 31, 1992 to $95.7 million at December 31, 1993.

     These four factors combined to effect the size of the Company's investment portfolio, with investments increasing by 51.2% at December 31, 1993 as compared to the same date in 1992. Within the portfolio, the Company also restructured the distribution of its investments in order to more accurately reflect the characteristics of its operating businesses as well as to provide added flexibility to respond to changes in the Company's tax position, business mix and the interest rate environment for fixed income securities. Accordingly, the Company changed its investment policy to emphasize securities categorized as available for sale, with this category accounting for 64.9% of its securities at December 31, 1993 as compared to 32.1% of its securities at December 31, 1992. The enlargement of this category of securities will provide more flexibility for the Company to respond to the changing interest rate environment as well as to allow its portfolio to more accurately reflect the characteristics of its changing business mix. In addition, short term investments increased 153.4% from 1993 to 1992. This was principally due to the nature of the portfolio which was added from Redland. Redland's principal business operations require near term payment of most of its losses, and therefore, require a greater amount of securities kept in short term investments. In addition, the more adequate capitalization provided by the aforementioned events allowed the Company to expand its equity portfolio 323.6% from December 31, 1992 as compared to December 31, 1993. The Company believes that the increased volatility and risk of this increased equity portfolio was reasonable considering the improvement in its capital position and will allow the Company to enhance the overall yield of its investment portfolio over time.

     As of December 31, 1993 and 1992, the Company held an approximate 33% equity investment in Major Realty, a publicly traded real estate company engaged in the ownership and development of its undeveloped land in Orlando, Florida. At December 31, 1993, the carrying value of the Company's investment in Major Realty approximated $5.4 million or $2.36 per share. Additionally at that date, Major Realty had stockholders equity of approximately $14,000 and the quoted market price of Major Realty on NASDAQ was $1.69 per share. The Company expects to realize a minimum of its carrying value in Major Realty based on the estimated net realizable value of Major Realty's underlying assets. The Company's estimate of net realizable value is based upon several factors including estimates from Major Realty's management, assets, appraisals and sales to date of Major Realty's assets. During 1993 and the first quarter of 1994, Major Realty sold five parcels of land amounting to 297.83 acres of land with gross sale proceeds of approximately $58.5 million. All of these sales and proceeds supported the Company's estimate of net realizable value of its investment in Major Realty.

     Consolidated Cash Flows

     The Company's net cash provided by operating activities increased from a negative $.7 million during 1992 to a positive $24.6 million for the year ended December 31, 1993. The Company's improved operating cash flow for the 1993 year resulted primarily from the insurance subsidiaries retaining more of their direct premium while ceding less to reinsurers. Cash flows from investing activities were effected by the investment of the proceeds from the Company's Rights Offering in January, 1993, an emphasis on purchasing securities categorized as available for sale, and faster than expected prepayments of certain of the Company's mortgage backed securities. Cash flows from financing activities were impacted by the Equity Rights Offering completed in January, 1993 including the retirement of $9.5 million of term notes from the proceeds of such Offering.

     Inflation

     The Company does not believe that inflation has had a material impact on its financial condition or the results of operations.

     Impact of Recently Adopted Accounting Standards

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", effective January 1, 1993. The prospective application of SFAS No. 109 resulted in no effect upon net income for the year ended December 31, 1993. SFAS No. 109 requires that the Company recognize a deferred tax asset for all temporary differences and net operating loss carryforwards and a related valuation allowance account when realization of the asset is uncertain. The Company's deferred tax asset at December 31, 1993 is $16.3 million which is offset by the valuation allowance of $16.3 million.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", effective January 1, 1993. The effect of the application of SFAS No. 113 resulted in the reclassification of amounts ceded to reinsurers previously reported as a reduction in unearned premium and unpaid losses and loss adjustment expenses, to assets on the consolidated balance sheet. The application included a restatement of amounts as of December 31, 1992.

     In April, 1993, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The standard will be adopted effective January 1, 1994. The effect of adoption of this pronouncement will be that securities designated as available for sale will be reported at market value with unrealized gains and losses reported as a separate component of stockholders' equity which is not expected to be significant.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Item 14 hereof and the Consolidated Financial Statements attached hereto.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     The disclosure called for by Item 9 was previously reported under Item 4 in the Registrant's current Report on Form 8-K, dated March 11, 1992, which is incorporated herein by reference. There have been no disagreements with the Registrant's former independent accountants of the nature calling for disclosure under Item 9.


                            PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 with respect to the Registrant's executive officers and directors will be set forth under the captions "Election of Directors" and "Executive Officers" in the Company's 1994 Proxy Statement included as
Exhibit 99.4 hereto and incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 will be set forth under the caption "Compensation of Executive Officers and Directors" in the Company's 1994 Proxy Statement included as Exhibit 99.4 hereto and incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The information required by Item 12 will be set forth under the caption "Security Ownership of Certain Beneficial Owners and
Management" in the Company's 1994 Proxy Statement included as
Exhibit 99.4 hereto and incorporated herein reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 will be set forth under the caption "Certain Transactions" in the Company's 1994 Proxy
Statement included as Exhibit 99.4 hereto and incorporated herein by reference.


                            PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a)  The following documents are filed as a part of this Report:

     1.   Financial Statements.  The Company's audited
          Consolidated Financial Statements for the years ended
          December 31, 1993 and 1992 consisting of the following:

          Reports of Independent Accountants
          Consolidated Balance Sheets
          Consolidated Statements of Operations
          Consolidated Statements of Cash Flows
          Consolidated Statements of Stockholders' Equity
          Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules.  The Company's Financial
          Statement Schedules as of December 31, 1993 and 1992, consisting of the following:

          I.   Summary of Investments
          II.  Amounts Receivable From Related Parties
          III. Condensed Financial Information of Registrant
          IV.  Indebtedness to Related Parties -- Not Current
          V.   Supplemental Insurance Information
          VIII.     Valuation Accounts
          IX.  Short-Term Borrowings
          X.   Supplementary Income Statement Information

          All other schedules to the Consolidated Financial Statements required by Article 12 of Regulation S-X are not required under the related instruction or are inapplicable and therefore have been omitted, or are included in the Consolidated Financial Statements.

     3.   The Exhibits filed herewith are set forth in the
          Exhibit Index attached hereto.


(b) No Current Reports on Form 8-K have been filed during the last fiscal quarter of the period covered by this Report.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCEPTANCE INSURANCE COMPANIES INC.

     Kenneth C. Coon
By __________________________________   Dated:  March 24, 1994
     Kenneth C. Coon
     Chairman, President and Chief Executive Officer

     Georgia M. Mace
By __________________________________   Dated:  March 24, 1994
     Georgia M. Mace
     Treasurer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              Jay A. Bielfield
Dated:  March 24, 1994        ___________________________________
                              Jay A. Bielfield, Director
                              Kenneth C. Coon
Dated:  March 24, 1994        ___________________________________
                              Kenneth C. Coon, Director
                              Edward W. Elliott, Jr.
Dated:  March 24, 1994        ___________________________________
                              Edward W. Elliott, Jr., Director
                              Robert LeBuhn
Dated:  March 24, 1994        ___________________________________
                              Robert LeBuhn, Director
                              Michael R. McCarthy
Dated:  March 24, 1994        ___________________________________
                              Michael R. McCarthy, Director
                              John P. Nelson
Dated:  March 24, 1994        ___________________________________
                              John P. Nelson, Director
                              R. L. Richards
Dated:  March 24, 1994        ___________________________________
                              R. L. Richards, Director
                              David L. Treadwell
Dated:  March 24, 1994        ___________________________________
                              David L. Treadwell, Director
                              Doug T. Valassis
Dated:  March 24, 1994        ___________________________________
                              Doug T. Valassis, Director

               ACCEPTANCE INSURANCE COMPANIES INC.
                   ANNUAL REPORT ON FORM 10-K
               FISCAL YEAR ENDED DECEMBER 31, 1993

                          EXHIBIT INDEX


NUMBER  EXHIBIT DESCRIPTION

3.1     Restated Certificate of Incorporation of Acceptance
        Insurance Companies Inc.

3.2     Restated By-laws of Acceptance Insurance Companies Inc.

4.1 Form of Stock Certificate representing shares of Acceptance Insurance Companies Inc., Common Stock, $.40 par value. Incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4.2 Form of Warrant Certificate representing Acceptance Insurance Companies Inc., Warrants. Incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4.3     Warrant Agreement dated as of December 22, 1992, between
        Stoneridge Resources, Inc., (now, by change of name, Acceptance Insurance Companies Inc.) and Society
        National Bank, Cleveland, Ohio as Warrant Agent incorporated by reference to Exhibit 10.25 to the Stoneridge Resources, Inc. Registration Statement on
        Form S-1, Registration No. 33-53730.

4.4 Amendment to Warrant Agreement made as of February 2, 1993, to Warrant Agreement dated as of December 22, 1992, between Stoneridge Resources, Inc. (now, by change of name, Acceptance Insurance Companies Inc.), and Society National Bank, Cleveland, Ohio, as Warrant Agent. Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

8 Opinion of Deloitte & Touche, Accountants and Auditors for the Registrant, dated October 21, 1992, relating to tax matters. Incorporated by reference to Exhibit 5.2 to the Stoneridge Resources, Inc. (now, by change of name, Acceptance Insurance Companies Inc.) Registration Statement on Form S-1, Registration No. 33-53730.

10.1 Office Building Lease dated July 19, 1991, between State of California Public Employees' Retirement System and Acceptance Insurance Company. Incorporated by reference to Exhibit 10.7 to the Stoneridge Resources, Inc. Annual Report on Form 10-K for the fiscal year ended
        December 31, 1991.

10.2 Intercompany Federal Income Tax Allocation Agreement between Acceptance Insurance Holdings Inc. and its subsidiaries and Stoneridge Resources, Inc. dated April 12, 1990, and related agreements. Incorporated by reference to Exhibit 10i to Stoneridge Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended August 31, 1990.

10.3 Warrant to purchase 489,919 shares of common stock ($.10 par value) of Stoneridge Resources, Inc., dated March 14, 1990, issued by Stoneridge Resources, Inc. to Samelson Development Company. Incorporated by reference to Exhibit 4a to Stoneridge Resources, Inc.'s Quarterly Report on Form 10-Q for the period ended May 31, 1990.

10.4 Amended and Restated Registration Rights Agreement, dated April 9, 1990, between Stoneridge Resources, Inc. and Patricia Investments, Inc. Incorporated by reference to Exhibit 10d to Stoneridge Resources, Inc.'s Quarterly Report on Form 10-Q for the period ended May 31, 1990.

10.5 Warrants to purchase a total of 389,507 shares of common stock ($.10 par value) of Stoneridge Resources, Inc. dated April 10, 1992, issued by Stoneridge Resources, Inc. to the various purchasers of the Floating Rate Secured Subordinated Notes, due 1993, Series A and B. Incorporated by reference to Exhibit 10.41 to the Stoneridge Resources, Inc., Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.6 Term Loan Agreement dated April 10, 1992, by and among Acceptance Insurance Holdings Inc., NBD Bank, N.A., First National Bank of Omaha, Manufacturers Bank, N.A., Comerica Bank, First Bank and NBD, N.A., as Agent. Incorporated by reference to Exhibit 10.44 to the Stoneridge Resources, Inc., Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.7 First Amendment to Term Loan Agreement, dated as of June 1, 1992, by and among Acceptance Insurance Holdings Inc., NBD Bank, N.A., First National Bank of Omaha, Manufacturers Bank, N.A., First Bank and NBD, N.A., as Agent. Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10.8 Second Amendment to Term Loan Agreement, dated as of November 15, 1992, by and among Acceptance Insurance Holdings Inc., NBD Bank, N.A., First National Bank of Omaha, Manufacturers Bank, N.A., First Bank and NBD, N.A., as Agent. Incorporated by reference to Exhibit
        10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10.9    Stock Option Agreement between Stoneridge Resources,
        Inc. and Robert W. Anestis, dated July 2, 1991.
        Incorporated by reference to Exhibit 10.5 to Stoneridge
        Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.

10.10 Stock Option Agreement between Stoneridge Resources, Inc. and Thomas L. Kelly, II, dated July 2, 1991. Incorporated by reference to Exhibit 10.6 to Stoneridge Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.

10.11 Employment Agreement dated February 19, 1990 between Acceptance Insurance Holdings Inc., Stoneridge Resources, Inc. and Kenneth C. Coon. Incorporated by reference to Exhibit 10.65 to the Stoneridge Resources, Inc., Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

11      Computation of Income (Loss) per share.

16 Letter to the Securities and Exchange Commission from Coopers & Lybrand dated March 16, 1992, with respect to changes in Stoneridge Resources, Inc.'s certifying accountant. Incorporated by reference to Exhibit 16.1 to Stoneridge Resources, Inc.'s Current Report on Form 8-K dated March 16, 1992.

21      Subsidiaries of the Registrant.

23.1    Consent of Deloitte & Touche.

23.2    Report on schedules of Deloitte & Touche.

23.3    Consent of Crosby, Guenzel, Davis, Kessner & Kuester.

28P     Schedule P -- Analysis of Losses and Loss Expenses of
        Consolidated Annual Statement for the year 1993.

99.1 Acceptance Insurance Companies Inc., 1992 Incentive Stock Option Plan effective as of December 22, 1992. Incorporated by reference to Exhibit 10.1 to the Stoneridge Resources, Inc. (now, by change of name, Acceptance Insurance Companies Inc.) Registration Statement on Form S-1, Registration No. 33-53730.

99.2    Acceptance Insurance Companies Inc., Employee Stock
        Purchase Plan, effective as of December 22, 1992.
        Incorporated by reference to Exhibit 10.2 to the Stoneridge Resources, Inc. (now, by change of name, Acceptance Insurance Companies Inc.) Registration
        Statement on Form S-1, Registration No. 33-53730.

99.3 Acceptance Insurance Companies Inc., Employee Stock Ownership and Tax Deferred Savings Plan as merged, amended and restated effective October 1, 1990. Incorporated by reference as Exhibit 10.4 to Stoneridge Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended November 30, 1990.

99.4    First Amendment to Acceptance Insurance Companies Inc.
        Employee Stock Ownership and Tax Deferred Savings Plan.

99.5    Second Amendment to Acceptance Insurance Companies Inc.
        Employee Stock Ownership and Tax Deferred Savings Plan.

99.6 Proxy Statement for 1994 Annual Meeting of Shareholders filed on or prior to April 30, 1994.








INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Acceptance Insurance Companies Inc.


We have audited the accompanying consolidated balance sheets of Acceptance Insurance Companies Inc. and its subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Acceptance Insurance Companies Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1993 the Company adopted Statement of Financial Accounting Standards No. 113, Accounting and Reporting of Reinsurance for Short-Duration and Long-Duration Contracts.




DELOITTE & TOUCHE

Omaha, Nebraska
March 28, 1994

ACCEPTANCE INSURANCE COMPANIES INC.

CONSOLIDATED BALANCE SHEETS (dollars in thousands except per share data)
DECEMBER 31, 1993 AND 1992

ASSETS                                                                                 1993        1992
Investments (Note 4):
  Fixed maturities held for investment                                              $ 51,756    $ 71,248
  Fixed maturities available for sale                                                 95,836      33,743
  Marketable equity securities                                                        13,872       3,275
  Mortgage loans and other investments                                                 2,852       3,391
  Real estate                                                                          4,266       4,998
  Short-term investments, at cost, which approximates market                          19,404       7,656
                                                                                    --------    --------
                                                                                     187,986     124,311
Cash                                                                                   2,894       5,042
Receivables, net (Note 5)                                                             48,166      26,526
Equity investment in Major Realty Corporation (Note 6)                                 5,376       5,677
Property and equipment, net of accumulated depreciation of $1,557
  and $790, respectively                                                               3,200       1,527
Deferred policy acquisition costs                                                     11,815       6,152
Reinsurance recoverable on unpaid loss and loss adjustment expenses                   95,886      50,039
Prepaid reinsurance premiums                                                          15,448      16,830
Excess of cost over acquired net assets                                               33,254      19,409
Other assets                                                                           5,360       2,221
                                                                                    --------    --------
                                                                                    $409,385    $257,734
                                                                                    ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss adjustment expenses                                                 $211,600    $127,666
Unearned premiums                                                                     60,114      41,709
Amounts payable to reinsurers                                                          7,186      10,200
Accounts payable and accrued liabilities                                              13,343       8,753
Bank borrowings, term debt and other borrowings (Note 7)                              18,951      17,067
Notes payable to affiliates (Note 7)                                                    -         16,500
                                                                                    --------    --------
           Total liabilities                                                         311,194     221,895
                                                                                    --------     -------
Contingencies (Note 17)

Minority interests                                                                     2,474       1,316
                                                                                    --------     -------
Stockholders' equity (Note 2):
  Preferred stock, no par value, 5,000,000 shares authorized, none issued               -           -
  Common stock, $.40 par value, 20,000,000 shares authorized;
    9,976,415 and 3,517,027 shares issued                                              3,991       1,407
  Capital in excess of par value                                                     140,002      86,527
  Unrealized gain (loss) on marketable equity securities                                  66        (183)
  Accumulated deficit                                                                (44,078)    (51,664)
                                                                                    --------    --------
                                                                                      99,981      36,087
  Less:
    Treasury stock, at cost, 35,559 shares                                            (1,564)     (1,564)
    Contingent stock, 240,000 shares (Note 3)                                         (2,700)       -
                                                                                    --------    --------
           Total stockholders' equity                                                 95,717      34,523
                                                                                    --------    --------
                                                                                    $409,385    $257,734
                                                                                        ========    ========
The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands)
YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                                                       1993        1992       1991
Revenues:
  Insurance premiums earned (Note 12)                                               $128,082     $79,164    $ 65,164
  Insurance agency commissions                                                         4,119       3,992       1,645
  Real estate revenues                                                                  -          2,610       5,824
  Net investment income (Note 4)                                                      13,094       9,266       8,056
                                                                                    --------     -------     -------
                                                                                     145,295      95,032      80,689
Costs and expenses:                                                                 --------     -------     -------
  Cost of revenues:
    Insurance losses and loss adjustment expenses (Note 12)                           92,805      60,025      46,917
    Insurance agency costs                                                             3,794       3,736       1,624
    Insurance underwriting expenses                                                   35,083      22,054      17,883
    Real estate costs                                                                   -            818       3,620
  General and administrative expenses                                                  3,047       3,758       9,463
                                                                                    --------     -------     -------
                                                                                     134,729      90,391      79,507
                                                                                    --------     -------     -------
           Operating profit                                                           10,566       4,641       1,182
                                                                                    --------     -------     -------

Other income (expense):
  Interest expense                                                                    (2,235)     (4,428)     (5,712)
  Share of net loss of investee (Note 6)                                                (301)     (1,165)     (1,179)
  Major Realty valuation adjustment (Note 6)                                            -           -        (15,300)
  Other, net                                                                             (39)        342      (2,249)
                                                                                    --------     -------     -------
                                                                                      (2,575)     (5,251)    (24,440)
                                                                                    --------     -------     -------
           Income (loss) from continuing operations before
             income taxes and minority interests                                       7,991        (610)    (23,258)

Provision for income taxes (Note 8)                                                      167        -           -
Minority interests in net income (loss) of consolidated
  subsidiaries                                                                           238         216        (148)
                                                                                    --------     -------    --------
           Income (loss) from continuing operations                                    7,586        (826)    (23,110)
                                                                                    --------     -------    --------

Discontinued operations (Note 16):
  Net loss from discontinued operations                                                 -           -           (721)
  Loss on disposal of discontinued operations                                           -            (83)    (19,600)
                                                                                    --------     -------    --------
           Loss from discontinued operations                                            -            (83)    (20,321)
                                                                                    --------     -------    --------
           Income (loss) before extraordinary item                                     7,586        (909)    (43,431)

Extraordinary item (Note 6)                                                             -           -            512
                                                                                    --------     -------    --------
           Net income (loss)                                                        $  7,586     $  (909)   $(42,919)
                                                                                    ========     =======    ========

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991 (Continued)



                                                                                     1993     1992      1991
Net income (loss) per share:
  Primary:
    Continuing operations                                                           $0.86   $(0.24)   $ (6.78)
    Discontinued operations                                                           -      (0.02)     (5.96)
                                                                                    -----   ------    -------
           Income (loss) before extraordinary item                                   0.86    (0.26)    (12.74)

    Extraordinary item                                                                -        -         0.15
                                                                                    -----   ------    -------
           Net income (loss) per share                                              $0.86   $(0.26)   $(12.59)
                                                                                    =====   ======    =======

  Fully diluted:
    Continuing operations                                                           $0.85   $(0.24)   $ (6.78)
    Discontinued operations                                                           -      (0.02)     (5.96)
                                                                                    -----   ------    -------
           Income (loss) before extraordinary item                                   0.85    (0.26)    (12.74)

    Extraordinary item                                                                -        -         0.15
                                                                                    -----   ------    -------
           Net income (loss) per share                                              $0.85   $(0.26)   $(12.59)
                                                                                    =====   ======    =======










The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC.

CONSOLIDATED STATEMENTS STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991 (in thousands)

                                                                                                       Unrealized
                                                                                                          Gain
                                                                                                       (Loss) on     Retained
                                                                                         Capital in    Marketable    Earnings
                                                                             Common      Excess of      Equity    (Accumulated
                                                                             Stock       Par Value    Securities    Deficit)
Balance at January 1, 1991                                                    $1,370     $ 86,414       $ (150)    $ (7,836)
  Issuance of common stock under employee benefit plans                           13          317         -          -
  Change in unrealized gain (loss) on marketable equity securities              -            -            (327)      -
  Net loss                                                                      -            -            -         (42,919)
                                                                              ------     --------       ------     --------
Balance at December 31, 1991                                                   1,383       86,731         (477)     (50,755)
  Issuance of common stock under employee benefit plans                            3           27         -            -
  Issuance of common stock in connection with Major Group merger                  21         -            -            -
  Issuance of common stock in settlement of expenses                            -            (231)        -            -
  Change in unrealized gain (loss) on marketable equity securities              -            -             294         -
  Net loss                                                                      -            -            -            (909)
                                                                              ------     --------       ------     --------
Balance at December 31, 1992                                                   1,407       86,527         (183)     (51,664)
  Issuance of common stock from rights offering                                1,597       29,568         -            -
  Issuance of common stock from note payable conversion                          350        6,650         -            -
  Issuance of common stock in connection with Redland acquisition                632       17,132         -            -
  Issuance of common stock under employee benefit plans                            5          125         -            -
  Change in unrealized gain (loss) on marketable equity securities              -            -             249         -
  Net income                                                                    -            -            -           7,586
                                                                              ------     --------       ------     --------
Balance at December 31, 1993                                                  $3,991     $140,002       $   66     $(44,078)
                                                                              ======     ========       ======     ========

                                                                                                Total
                                                                       Treasury  Contingent   Stockholders'
                                                                        Stock       Stock       Equity
Balance at January 1, 1991                                            $(1,915)    $  -         $ 77,883
  Issuance of common stock under employee benefit plans                    75        -              405
  Change in unrealized gain (loss) on marketable equity securities       -           -             (327)
  Net loss                                                               -           -          (42,919)
                                                                      -------     -------      --------
Balance at December 31, 1991                                           (1,840)       -           35,042
  Issuance of common stock under employee benefit plans                  -           -               30
  Issuance of common stock in connection with Major Group merger         -           -               21
  Issuance of common stock in settlement of expenses                      276        -               45
  Change in unrealized gain (loss) on marketable equity securities       -           -              294
  Net loss                                                               -           -             (909)
                                                                      -------     -------      --------
Balance at December 31, 1992                                           (1,564)       -           34,523
  Issuance of common stock from rights offering                           -          -           31,165
  Issuance of common stock from note payable conversion                   -          -            7,000
  Issuance of common stock in connection with Redland acquisition         -        (2,700)       15,064
  Issuance of common stock under employee benefit plans                   -          -              130
  Change in unrealized gain (loss) on marketable equity securities        -          -              249
  Net income                                                              -          -            7,586
                                                                      -------     -------      --------
Balance at December 31, 1993                                          $(1,564)    $(2,700)     $ 95,717
                                                                      =======     =======      ========

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991 (in thousands)

                                                                                       1993         1992        1991
Cash flows from operating activities:
  Net income (loss) from continuing operations                                     $   7,586    $   (826)   $ (23,110)
  Adjustments to reconcile net loss from continuing operations to net cash provided by (used for) operating activities:
      Depreciation and amortization                                                    3,533       1,552        2,572
      Major Realty valuation adjustment                                                 -           -          15,300
      Share of net loss of investee                                                      301       1,165        1,179
      Minority interests                                                                 238         216         (148)
      Policy acquisition costs incurred                                              (37,147)    (21,785)     (18,302)
      Amortization of policy acquisition costs                                        31,484      21,033       18,661
      Gain on sale of investments                                                     (2,250)     (1,046)      (1,953)
      Increase (decrease) in cash attributable to changes in assets and liabilities, net of effects of purchase of companies:
          Receivables                                                                  8,138      (6,784)      (7,299)
          Net losses and loss adjustment expenses                                     24,588      11,495        7,693
          Net unearned premiums                                                        9,424       4,921       (2,182)
          Amounts payable to reinsurers                                              (25,600)     (4,068)      10,479
          Accounts payable and accrued liabilities                                     3,137      (6,227)       3,470
      Net operating cash flows of discontinued operations                               -           -           5,183
      Other, net                                                                       1,141        (379)       3,110
                                                                                   ---------    --------    ---------
           Net cash provided by (used for) operating activities                       24,573        (733)      14,653
                                                                                   ---------    --------    ---------
Cash flows from investing activities:
  Proceeds from sales of investments                                                  22,230      18,962      246,185
  Proceeds from sales of investments available for sale                              115,339      60,351         -
  Proceeds from maturities of investments                                             37,854      15,902        1,329
  Purchases of investments                                                           (36,124)    (65,082)    (240,137)
  Purchases of investments available for sale                                       (173,695)    (88,494)        -
  Proceeds from sale of discontinued operations                                         -         28,970         -
  Purchase of companies, net of cash and short-term investments acquired              (4,165)       -           2,908
  Net investing cash flows of discontinued operations                                   -           -           7,535
  Other, net                                                                            (794)       (764)       2,721
                                                                                   ---------    --------    ---------
           Net cash provided by (used for) investing activities                      (39,355)    (30,155)      20,541
                                                                                   ---------    --------    ---------
Cash flows from financing activities:
  Proceeds from bank borrowings                                                        6,597      16,000        1,293
  Repayments of bank borrowings                                                       (8,086)    (40,320)      (8,145)
  Proceeds from term debt, other borrowings and notes payable to affiliates             -         16,519        8,521
  Repayments of term debt, other borrowings and notes payable to affiliates          (10,764)     (8,918)      (3,568)
  Proceeds from issuance of common stock                                              31,295          32           66
  Net financing cash flows of discontinued operations                                   -           -         (13,059)
  Minority interests                                                                     830          47           49
                                                                                   ---------    --------    ---------
           Net cash provided by (used for) financing activities                       19,872     (16,640)     (14,843)
                                                                                   ---------    --------    ---------
Net increase (decrease) in cash and short-term investments                             5,090     (47,528)      20,351

Cash and short-term investments at beginning of period                                12,471      59,999       39,648
                                                                                   ---------    --------    ---------
Cash and short-term investments at end of period                                   $  17,561    $ 12,471    $  59,999
                                                                                   =========    ========    =========
Non-cash financing activities:
  Note payable to affiliate converted to equity                                    $   7,000    $   -       $    -
                                                                                   =========    ========    =========
  Issuance of common stock for acquisition of Redland                              $  15,064    $   -       $    -
                                                                                   =========    ========    =========

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Description of Operations - Acceptance Insurance Companies Inc. (the "Company") is primarily engaged in the specialty property and casualty insurance business through its wholly-owned subsidiaries, Acceptance Insurance Holdings Inc. ("Acceptance") and The Redland Group, Inc. ("Redland"), which the Company acquired on April 11, 1990 and August 13, 1993, respectively. The Company previously conducted citrus operations through its approximate 52% owned subsidiary, Orange-co, Inc. ("Orange-co"). In December 1991, the Company decided to sell its interest in Orange-co and in May 1992 its interest was sold. As a result, the Company's share of the net loss of Orange-co is presented separately as discontinued operations on the consolidated statements of operations.

    The Company holds a 33% equity investment in Major Realty
    Corporation ("Major Realty"), a Florida based real estate company.

    Principles of Consolidation - The Company's consolidated financial statements include the accounts of its majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

    Insurance Accounting - Premiums are recognized as income ratably over the terms of the related policies. Benefits and expenses are associated with premiums earned, resulting in the recognition of profits over the term of the policies. This association is accomplished through amortization of deferred policy acquisition costs and provisions for unearned premiums and loss reserves.

    The liability for unearned premiums represents the portion of premiums written which relates to future periods and is calculated generally using the pro rata method. The Company also provides a liability for policy claims based on its review of individual claim cases and the estimated ultimate settlement amounts. This liability also includes estimates of claims incurred but not reported based on Company and industry paid and reported claim and settlement expense experience. Differences which arise between the ultimate liability for claims incurred and the liability established will be reflected in the statement of operations of future periods as additional claim information becomes available.

    Certain costs of acquiring new insurance business, principally commissions, premium taxes, and other underwriting expenses, have been deferred. Such costs are being amortized as the premiums are earned. Anticipated investment income is considered in computing premium deficiencies, if any.

    Statements of Cash Flows - The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of December 31, 1993 and 1992, approximately $4,737,000 and $227,000 of short-term investments had maturity dates at acquisition of greater than three months.

    Investments - Effective September 30, 1992, the Company has designated fixed maturities as either securities held for investment or securities available for sale. Securities held for investment represent those securities which the Company has the intent and ability to hold to maturity. Securities available for sale represent those securities which might be sold in response to changes in various economic conditions to maintain a portfolio duration which approximates the estimated settlement of reserves for loss and loss adjustment expenses. Securities held for investment are valued at amortized cost while securities available for sale are valued at the lower of amortized cost or market value.
    Marketable equity securities are carried at market and any net unrealized gain or loss is reflected separately as a component of stockholders' equity. Mortgage loans are carried at the lower of their unpaid principal balance or their estimated net realizable value.

    Real estate is stated at the lower of cost or estimated net realizable value and is non-income producing.

    Property and Equipment - Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is recognized principally using the straight-line method over a period of five to ten years.

    Excess of Cost Over Acquired Net Assets - The excess of cost over equity in acquired net assets is being amortized principally using the straight-line method over periods not exceeding 40 years.

    Fair Value of Financial Instruments - Estimated fair values of financial instruments have been determined by the Company, using available market information and appropriate valuation methodologies. However, judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions may have an effect on the estimated fair value amounts presented.

    The fair value of fixed maturities and equity securities disclosed in the financial statements are determined by the quoted market price or modeling techniques for asset-backed securities not actively traded. The book value of mortgage loans, short-term investments, and other investments approximate fair value at December 31, 1993.

    The book value of cash, receivables, equity investment in Major Realty Corporation, accounts payable and borrowings approximate fair value.

    Per Share Data - Primary earnings per share and fully diluted earnings per share are based on weighted average shares outstanding of approximately 11.6 million and 11.9 million, respectively, for the year ended December 31, 1993, and approximately 3.4 million for the years ended December 31, 1992 and 1991. Included in weighted average shares outstanding in 1993 is the assumed conversion of all outstanding options and warrants utilizing the treasury stock method with appropriate adjustment to net income attributable to the assumed use of proceeds.

    Recent Statements of Financial Accounting Standards - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", effective January 1, 1993. The effect of the application of SFAS No. 113 resulted in the reclassification of amounts ceded to reinsurers previously reported as a reduction in unearned premium and unpaid losses and loss adjustment expenses, to assets on the consolidated balance sheet. The application included a restatement of amounts as of December 31, 1992.

    In April 1993, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The standard will be adopted effective January 1, 1994. The effect of adoption of this pronouncement will be that securities designated as available for sale will be reported at market value with unrealized gains and losses reported as a separate component of stockholders' equity which is not expected to be significant.

    Reclassifications - Certain prior period accounts have been reclassified to conform with current year presentation.

2.  COMMON STOCK ISSUED

    On January 27, 1993, the Company completed a Common Stock Rights Offering to raise additional equity capital. The Rights Offering was fully subscribed resulting in the issuance of 3,992,480 units, at $8.00 per unit, consisting of one share of common stock and a warrant for the purchase of one share of common stock exercisable at $11.00 until January 27, 1997, unless called under certain provisions. Net proceeds of approximately $31.2 million were used to retire $9.5 million of Secured Subordinated Notes (see Note 7).

    Effective April 15, 1993, the holder of a $7,000,000 Secured Subordinated Note of one of the Company's subsidiaries, which had been assumed by the Company, exchanged such note for 875,000 shares of common stock and warrants to purchase, at a price of $11.00 per share during a period ending January 27, 1997, 875,000 additional shares of common stock. The shares of common stock and warrants were identical to the shares and warrants issued in the Company's Rights Offering.

3.  REDLAND ACQUISITION

    On August 13, 1993, the Company acquired all of the outstanding common stock, warrants to purchase common stock, and preferred stock of Redland pursuant to an Exchange Agreement. Redland underwrites multi-peril crop, crop hail, specialty automobile, and farmowner insurance coverages. The acquisition of Redland was accounted for as a purchase transaction. The purchase price of approximately $15.4 million, comprised of 1,339,000 shares of the Company's common stock and acquisition related costs of $306,000, was allocated based upon the estimated fair market value of assets acquired and liabilities assumed. The purchase price in excess of the fair market value of the net assets acquired is being amortized using the straight-line method over 40 years.

    The results of operations for Redland are included in the accompanying financial statements effective July 1, 1993. The purchase price does not reflect 240,000 shares issued by the Company and held in escrow pursuant to the Exchange Agreement, as a fund against which the Company may assert certain claims. The primary contingency under which claims may be asserted is the ultimate development of Redland's liability for losses and loss adjustment expenses. Upon resolution of contingencies related to the acquisition, such shares will be returned to the Company or released to former Redland stockholders.

    The pro forma financial data, which gives effect to the acquisition of Redland as though it had been completed January 1, 1993, for the year ended December 31, 1993 and January 1, 1992, for the year ended December 31, 1992, is as follows (in thousands, except per share data):

                                                     1993       1992

     Revenues                                     $157,299   $123,598
                                                  ========   ========
     Loss from continuing operations              $ (1,292)  $ (3,649)
                                                  ========   ========
     Net loss                                     $ (1,292)  $ (3,732)
                                                  ========   ========
     Earnings per share:
       Primary and fully diluted:
         Continuing operations                    $  (0.14)  $  (0.76)
         Discontinued operations                      -         (0.02)
                                                  --------   --------
                Net loss per share                $  (0.14)  $  (0.78)
                                                  ========   ========

    The pro forma financial data for the year ended December 31, 1993, is not necessarily indicative of the results had the Company actually acquired Redland on January 1, 1993, as the financial data includes $3.9 million of charges to earnings taken by Redland in the first and second quarters of 1993. The charges were comprised of a $900,000 write-down of a marketable equity security and a $3.0 million strengthening of reserves, both of which would have been adjusted to their fair market value on January 1, 1993, and thus would have been excluded from the 1993 results of operations.

4.  INVESTMENTS

    A summary of net investment income earned on the investment portfolio for the years ended December 31, 1993, 1992 and 1991 is as follows (in thousands):

                                                 1993       1992      1991

Interest on fixed maturities                    $ 9,177    $7,339    $4,692
Interest on short-term investments                  711       659     1,600
Net realized gains on sales of investments        2,250     1,046     1,953
Other                                             1,338       391       328
                                                -------    ------    ------
                                                 13,476     9,435     8,573
Investment expenses                                (382)     (169)     (517)
                                                -------    ------    ------
Net investment income                           $13,094    $9,266    $8,056
                                                =======    ======    ======

    The amortized cost and related market values of fixed maturities in the accompanying balance sheets are as follows (in thousands):

                                                                          Gross       Gross
                                                             Amortized Unrealized  Unrealized    Market
                                                                Cost      Gains       Losses      Value
December 31, 1993:
  Fixed maturities held for investment:
    U.S. Treasury and government securities                    $ 9,076     $  360   $  -       $ 9,436
    States, municipalities and political subdivisions              504         26      -           530
    Mortgage-backed securities                                  33,070      1,330       81      34,319
    Other debt securities                                        9,106        663      -         9,769
                                                               -------     ------   ------     -------
                                                               $51,756     $2,379   $   81     $54,054
                                                               =======     ======   ======     =======
  Fixed maturities available for sale:
    U.S. Treasury and government securities                    $17,379     $  241   $  206     $17,414
    States, municipalities and political subdivisions           33,370        407        4      33,773
    Mortgage-backed securities                                  40,687        302      203      40,786
    Other debt securities                                        4,400         88       11       4,477
                                                               -------     ------   ------     -------
                                                               $95,836     $1,038   $  424     $96,450
                                                               =======     ======   ======     =======
  Marketable equity securities                                 $13,806     $  526   $  460     $13,872
                                                               =======     ======   ======     =======
December 31, 1992:
  Fixed maturities held for investment:
    U.S. Treasury and government securities                    $10,154     $   98   $  144     $10,108
    Mortgage-backed securities                                  43,109        454      254      43,309
    Other debt securities                                       17,985        355       32      18,308
                                                               -------     ------   ------     -------
                                                               $71,248     $  907   $  430     $71,725
                                                               =======     ======   ======     =======
  Fixed maturities available for sale:
    U.S. Treasury and government securities                    $12,045     $  207   $   72     $12,180
    Mortgage-backed securities                                  17,649         18       94      17,573
    Other debt securities                                        4,049         38       12       4,075
                                                               -------     ------   ------     -------
                                                               $33,743     $  263   $  178     $33,828
                                                               =======     ======   ======     =======
  Marketable equity securities                                 $ 3,458     $  106   $  289     $ 3,275
                                                               =======     ======   ======     =======

    The amortized cost and related market values of the debt securities as of December 31, 1993 are shown below by stated maturity dates. Actual maturities may differ from stated maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Amortized       Market
                                                      Cost          Value
                                                        (in thousands)

Fixed maturities held for investment:
  Due after one year through five years              $ 7,345       $ 7,672
  Due after five years through ten years              10,837        11,533
  Due after ten years                                    504           530
                                                     -------       -------
                                                      18,686        19,735
  Mortgage-backed securities                          33,070        34,319
                                                     -------       -------
                                                     $51,756       $54,054
                                                     =======       =======
Fixed maturities available for sale:
  Due after one year through five years              $21,382       $21,452
  Due after five years through ten years              10,071        10,225
  Due after ten years                                 23,696        23,987
                                                     -------       -------
                                                      55,149        55,664
  Mortgage-backed securities                          40,687        40,786
                                                     -------       -------
                                                     $95,836       $96,450
                                                     =======       =======

    As of December 31, 1993, the weighted average duration of the mortgage-backed securities is expected to be less than four years. Proceeds from sales of debt securities during the years ended December 31, 1993, 1992 and 1991 were approximately $115,339,000,
    $76,457,000 and $241,216,000, respectively. Gross realized gains on sales of debt securities were approximately $2,023,000, $1,362,000 and $2,688,000, and gross realized losses on sales of debt securities were approximately $17,000, $85,000 and $506,000 during the years ended December 31, 1993, 1992 and 1991, respectively.

    On May 31, 1993, all of the Company's investments in fixed maturities of financial service entities were transferred to securities available for sale from securities held for investment. The Company's core business is inherently subject to the same market fluctuations as the financial services industry. Consequently, the Company believes this action is prudent to mitigate its aggregate industry exposure. The amortized cost and market value at date of transfer aggregated approximately $9,704,000 and $10,206,000, respectively.

    As required by insurance regulatory laws, certain bonds with an amortized cost of approximately $11,401,000 and short-term investments of approximately $376,000 at December 31, 1993 were deposited in trust with regulatory agencies.

5.  RECEIVABLES

    The major components of receivables are summarized at December 31 as follows (in thousands):

                                                            1993     1992

     Insurance premiums and agents' balances due          $33,801  $18,841
     Amounts recoverable from reinsurers on paid losses    10,978    5,617
     Accrued interest                                       2,126    1,308
     Installment notes receivable                           1,768    1,197
     Other                                                  1,586      770
     Less allowance for doubtful accounts                  (2,093)  (1,207)
                                                          -------  -------
                                                          $48,166  $26,526
                                                          =======  =======
6.  EQUITY INVESTMENT IN MAJOR REALTY CORPORATION

    As of December 31, 1993 and 1992, the Company held an approximate 33% equity investment in Major Realty, a publicly traded real estate company engaged in the ownership and development of its undeveloped land in Orlando, Florida.

    In accordance with Accounting Principles Board Opinion No. 18 and other authoritative pronouncements, the Company recorded a non-cash charge of $15,300,000 in the accompanying consolidated statement of operations for the year ended December 31, 1991 to reflect its equity investment in Major Realty at estimated net realizable value. This provision was necessitated by the weak economic conditions surrounding the real estate industry generally, which have negatively impacted the financial condition and prospects of Major Realty which, at that time, raised doubt about its ability to continue to meet its obligations as they came due.

    At December 31, 1993, the carrying value of the Company's investment in Major Realty approximated $5.4 million or $2.36 per share. Additionally at that date, Major Realty had a stockholders' equity of approximately $14,000 and the quoted market price of Major Realty on NASDAQ was $1.69 per share. The Company expects to realize a minimum of its carrying value in Major Realty based on the estimated net realizable values of Major Realty's underlying assets. The Company's estimate of net realizable value is based upon several factors including estimates from Major Realty's management, assets appraisals and sales to date of Major Realty's assets. Commencing in 1992, the Company has not recognized its share of net gains realized by Major Realty on sales of real estate but continues to recognize its share of expenses recorded by Major Realty.

    The extraordinary item reflected in the accompanying consolidated statement of operations for the year ended December 31, 1991 represents the Company's interest in an extraordinary gain recorded at Major Realty in February 1991. This extraordinary gain resulted from the conveyance of Major Realty's interest in the Major Centre Plaza office building and the payment of $170,000 in cash to the mortgage note holder in exchange for the full satisfaction and release of an $8,080,000 mortgage note. No related federal income tax provision was provided since this extraordinary gain was offset by losses incurred at Major Realty during the year ended December 31, 1991.

    The following summary financial data for Major Realty as of and for the years ended December 31, 1993 and 1992 was obtained from Major Realty's consolidated financial statements (in thousands):


                                                        1993       1992

Land held for sale or development                     $ 7,283    $56,442
Other assets                                            3,621      1,741
                                                      -------    -------
           Total assets                               $10,904    $58,183
                                                      =======    =======
Mortgage and other notes payable                      $ 9,438    $51,745
Other liabilities                                       1,452      7,315
Stockholders' deficit                                      14       (877)
                                                      -------    -------
           Total liabilities and stockholders'        $10,904    $58,183
equity                                                =======    =======

Total revenues                                        $55,199    $ 4,794
                                                      =======    =======
Gross profit                                          $ 2,895    $ 1,640
                                                      =======    =======
Net income (loss)                                     $   891    $(3,671)
                                                      =======    =======

7.  BANK BORROWINGS, TERM DEBT AND OTHER BORROWINGS AND NOTES PAYABLE
    TO AFFILIATES

    In March 1994, the Company agreed to amend its borrowing arrangements with its bank lenders. The proposed structure is a $35 million line of credit with interest payable quarterly at the prime rate or at LIBOR plus a margin of 1% to 1.75%, depending on the Company's debt to equity ratio. The line of credit will mature in four years and may be extended to five years by the bank lenders. The line of credit will be consummated once final legal documentation is completed which is anticipated to be in April 1994.

    The following information relates to the debt agreements in effect as of December 31, 1993 and 1992:

                                                                 December 31,
                                                                1993     1992
                                                                (in thousands)

Bank borrowings:
  Term loan at the prime rate of interest plus .5%
    or at the Company's option, LIBOR plus 2.5%               $12,000  $15,500
  Revolving promissory note at the federal funds rate           6,597     -
plus 2.75%
Notes payable to affiliates:
  Secured subordinated notes at the prime rate
    of interest plus 6%                                          -       9,500
  Secured subordinated convertible note at the prime
rate
    of interest plus 6%                                          -       7,000
Term debt and other borrowings                                    354    1,567
                                                              -------  -------
                                                              $18,951  $33,567
                                                              =======  =======

    At December 31, 1993, the $12.0 million note payable was collateralized by the Company's Acceptance common stock.
    Principal of $1,000,000 and interest on the note is due quarterly with a maturity of October 1, 1996.

    In August 1993, Redland refinanced its existing notes payable to a bank with a new $7,500,000 revolving promissory note with a maturity of January 5, 1995 which is collateralized by Redland common stock. At December 31, 1993, $6,597,000 was outstanding under this agreement.

    The Company issued $9.5 million of Secured Subordinated Notes to certain directors or stockholders in April 1992 through the exchange of previously issued secured and unsecured notes aggregating approximately $8.3 million and cash. Additionally, the Company issued to the holders of the Secured Subordinated Notes approximately 97,500 common stock warrants exercisable for five years at a price of $9.50 per share. In January 1993, these notes were redeemed.

    In April 1992, Acceptance issued a $7 million secured subordinated convertible note maturing in 1997. In April, 1993, this note was converted into 875,000 units of common stock and warrants identical to those issued in the Rights Offering (see Note 2).

    Aggregate maturities are as follows (in thousands):

       1994                                              $ 4,354
       1995                                               10,597
       1996                                                4,000
                                                         -------
                                                         $18,951
                                                         =======

    Cash payments for interest were approximately $2.5 million, $4.2 million and $5.7 million during the years ended December 31, 1993, 1992 and 1991, respectively.

8.  INCOME TAXES

    The Company adopted Statement of Financial Accounting Standards
    (SFAS) No. 109, "Accounting for Income Taxes", effective January 1, 1993. The prospective application of SFAS No. 109 resulted in no effect upon net income for the year ended December 31, 1993.

    SFAS No. 109 requires that the Company recognize a deferred tax asset for all temporary differences and net operating loss carryforwards and a related valuation allowance account when realization of the asset is uncertain. Accordingly, a valuation allowance has been recorded for the full amount of the deferred tax asset. During 1993, the valuation allowance decreased $1,560,000, the same amount the net deferred tax asset decreased. The significant items comprising the Company's net deferred tax asset as of December 31, 1993 are as follows (in thousands):

     Net operating loss carryforwards expiring in varying
       amounts through 2006                              $  2,440
     Unpaid losses and loss adjustment expenses             6,581
     Unearned premiums                                      3,037
     Allowances for doubtful accounts                         712
     Major Realty basis difference                          7,531
                                                         --------
                Deferred tax asset                         20,301
                                                         --------
     Deferred policy acquisition costs                     (4,017)
     Other                                                    (23)
                                                         --------
                Deferred tax liability                     (4,040)
                                                         --------
                                                           16,261
     Valuation allowance                                  (16,261)
                                                         --------
     Net deferred tax asset                              $   -
                                                         ========

    The Company recognized a current tax expense of approximately $167,000 for the year ended December 31, 1993 as a result of amounts due under alternative minimum taxable income provisions which limit net operating loss carryforwards. Cash payments for income taxes were approximately $232,000 during the year ended December 31, 1993.

9.  OPERATING LEASES

    The Company leases office space and certain furniture and equipment under various operating leases. Future minimum obligations under these operating leases are as follows (in thousands):

       1994                                              $1,675
       1995                                               1,494
       1996                                               1,355
       1997                                               1,176
       1998                                                 899
       Thereafter                                         1,886
                                                         ------
                                                         $8,485
                                                         ======

    Rental expense totaled approximately $1,169,000, $1,014,000 and $569,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

10. STOCK OPTIONS AND AWARDS

    In December 1992, stockholders approved an incentive stock option plan under which options granted to employees vest over the four years following the date of grant, options granted to non-employee directors are vested one year from the date of grant and all options terminate ten years from the date of grant. A maximum of 500,000 shares are available for the plan and 94,500 options were granted during 1993.

    On January 27, 1993, certain executive officers of the Company were awarded non-qualified options entitling these officers to purchase a total of 72,500 shares of the Company's Common Stock at a price of $8.75 per share, which are currently exercisable through January 27, 1998.

    In connection with consulting agreements entered into in May 1991 with certain of its directors, the Company incurred approximately $100,000 and $528,000 of expense during the years ended
    December 31, 1992 and 1991, respectively. Under the same agreements and in addition to the above, these directors received a total of 62,210 options to purchase Company common stock at a price of $10.25 per share, subject to certain antidilution provisions, which are exercisable through May 1996.

    Changes in stock options are as follows:

                                         Number of Shares                Option Price
                                       --------------------               Per Share
                                       Reserved     Granted
Balance at January 1, 1991              213,909     154,099    $  3.92        -        $38.50
  Granted                                62,210      74,710               $  10.25
  Canceled                                 -         (6,513)
  Exercised                             (15,290)    (15,290)              $   4.32
                                        -------     -------
Balance at December 31, 1991            260,829     207,006    $  3.92        -        $38.50
  Reserved                              500,000        -
  Canceled                              (58,455)     (4,632)
  Exercised                              (7,643)     (7,643)               $  3.92
                                        -------     -------
Balance at December 31, 1992            694,731     194,731    $ 12.76        -        $38.50
  Granted                                72,500     167,000    $  8.75        -        $13.00
  Canceled                              (87,500)    (87,500)
                                        -------     -------
Balance at December 31, 1993            679,731     274,231    $  8.75        -        $38.50
                                        =======     =======

    All shares under option at December 31, 1993 were exercisable, except for 94,500 options issued in 1993 under the incentive stock option plan.

    In December 1992, stockholders approved an employee stock purchase plan whereby eligible employees will be given the opportunity to subscribe for the purchase of the Company's common stock for 85% of its fair market value as defined. During 1993, 12,639 shares were issued under this plan.

11. RELATED PARTY TRANSACTIONS

    Included in real estate revenues for the years ended December 31, 1992 and 1991, is fee income totaling approximately $1,522,000 and $1,850,000, respectively, for real estate advisory services provided by Major Group to Major Realty. Revenues for the year ended December 31, 1992 included a non-recurring fee of $925,000 associated with the settlement and termination of the advisory agreement in March 1992, effective January 1, 1992. As part of the termination and settlement agreement, Major Realty issued two promissory notes aggregating $1,514,581 to Major Group representing payment of all deferred fees and interest thereon and payment of the termination fee. The promissory notes bear interest at 12%, mature in 1997 and are collateralized by second and third mortgages on certain real property owned by Major Realty. One note, on which principal and accrued interest totals approximately $143,000 at December 31, 1993, is convertible into Major Realty common stock at any time, while the remaining note, on which principal and accrued interest totals approximately $278,000 at December 31, 1993, may be converted into Major Realty common stock beginning March 1995.

12. INSURANCE PREMIUMS AND CLAIMS

    Insurance premiums written and earned by the Company's insurance subsidiaries at December 31, 1993, 1992 and 1991 are as follows (in thousands):

                                             1993        1992       1991

Direct premiums written                   $253,359    $144,464   $103,594
Assumed premiums written                     2,683       7,627      1,259
Ceded premiums written                    (118,537)    (68,006)   (41,871)
                                          --------    --------   --------
  Net premiums written                    $137,505    $ 84,085   $ 62,982
                                          ========    ========   ========
Direct premiums earned                    $250,074    $134,551   $100,109
Assumed premiums earned                      3,642       7,048        908
Ceded premiums earned                     (125,634)    (62,435)   (35,853)
                                          --------    --------   --------
  Net premiums earned                     $128,082    $ 79,164   $ 65,164
                                          ========    ========   ========


    Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of $216,246,000 for the year ended December 31, 1993.

    Five insurance agencies produced direct premiums written aggregating approximately 34%, 51% and 46% of total direct premiums during the years ended December 31, 1993, 1992 and 1991, respectively.

    Insurance loss and loss adjustment expenses paid totaled approximately $68,217,000, $48,530,000 and $39,224,000 during the years ended December 31, 1993, 1992 and 1991, respectively.

13. REINSURANCE

    The Company's insurance subsidiaries cede insurance to other companies under quota share, excess of risk and facultative treaties. The insurance subsidiaries also maintain catastrophe reinsurance to protect against catastrophic occurrences where claims can arise under numerous policies due to a single event. The reinsurance agreements are tailored to the various programs offered by the insurance subsidiaries. The largest amount retained in any one risk by the insurance subsidiaries during 1993 was $500,000. The insurance subsidiaries are contingently liable if the reinsurance companies are unable to meet their obligations. The methods used for recognizing income and expenses related to reinsurance contracts have been applied in a manner consistent with the recognition of income and expense on the underlying direct and assumed business.

14. DIVIDEND RESTRICTIONS AND REGULATORY MATTERS

    Dividends from the Acceptance insurance subsidiaries and Redland insurance subsidiaries are not available to the Company because of restrictive covenants set forth in loan agreements which prohibit dividends from Acceptance or Redland to the Company without the express consent of the respective holders of these obligations.

    Acceptance's insurance subsidiaries reported to regulatory authorities total policyholders' surplus of approximately $57,044,000 and $33,324,000 at December 31, 1993 and 1992,
    respectively, and total statutory net income of $2,712,000 and $1,304,000 for the years ended December 31, 1993 and 1992, respectively. Redland's insurance subsidiaries reported to regulatory authorities total policyholders' surplus of approximately $14,719,000 at December 31, 1993 and statutory net loss of approximately $5,052,000 for the year ended December 31, 1993.

15. MAJOR GROUP ACQUISITION

    On September 25, 1992, the Company completed a merger with Major Group which increased the Company's ownership interest to 100%. Pursuant to Settlement Agreements among the Company, Major Group and certain secured creditors (the "Term Sheet Creditors"), Major Group (1) conveyed substantially all of its assets, except for certain property located in Fort Lauderdale, Florida (the "Fort Lauderdale Commerce Center Property") and two promissory notes from Major Realty Corporation (the "Major Realty Notes"), to the Term Sheet Creditors in satisfaction of all of Major Group's obligations due to them; (2) the Fort Lauderdale Commerce Center Property and the Major Realty Notes were transferred to the Company in satisfaction of all amounts due the Company under a note of a subsidiary of Major Group, which was secured by a mortgage on the Fort Lauderdale Commerce Center Property and guaranteed by Major Group; and (3) the Company issued a promissory note in the principal amount of $500,000 payable in installments over one year to the Term Sheet Creditors in exchange for all of the Major Group preferred stock held by the Term Sheet Creditors. Assets conveyed to the Term Sheet Creditors and liabilities satisfied approximated $5.7 million. Immediately upon conclusion of these transactions, Major Group was merged into a wholly-owned subsidiary of the Company.

    In addition, Major Group settled certain claims by agreeing to pay $150,000 in cash and other consideration, payment of which is guaranteed by the Company, payable over a two year period and payment of the net cash proceeds from the sale of certain sewer connections not to exceed $150,000. In connection with the above, the Company issued approximately 52,000 shares of common stock to complete the merger. The Company recorded approximately $494,000 of excess of cost over acquired net assets which is being amortized over five years. The net effect of the transactions among Major Group, the Term Sheet Creditors and the Company upon results of operations was insignificant.

16. DISCONTINUED OPERATIONS

    In December 1991, the Company decided to sell its approximate 52% interest in Orange-co, its Florida based subsidiary primarily engaged in growing and processing citrus products as well as packaging and marketing these citrus and other beverage products. The Company, therefore, recorded a provision for the expected loss on disposal, including estimated costs of disposition, of approximately $19,600,000, with no related federal income tax effect. Additionally, revenues and expenses of Orange-co were reclassified as net income (loss) from discontinued operations. The Company's interest in the estimated earnings of Orange-co during the disposal period were not recognized because such earnings were not expected to be realized.

    On May 28, 1992, the Company consummated the sale of Orange-co for $31,000,000. After payment of expenses of the transaction, $2,030,000, the Company realized a loss on the transaction of $83,000.

    Net sales of Orange-co for the year ended December 31, 1991, were $80,357,000.

17. CONTINGENCIES

    The Company is involved in various insurance related claims and other legal actions arising from the normal conduct of business. Management believes that the outcome of these proceedings will not have a material effect on the consolidated financial statements of the Company.

    A subsidiary of the Company has guaranteed debt of $775,000 relating to a real estate partnership in which the subsidiary has a limited partnership interest.

18. INTERIM FINANCIAL INFORMATION (UNAUDITED)


                                                                     Fully
                                                    Primary         Diluted
                                                      Net             Net
                                     Net            Income          Income
                                    Income          (Loss)          (Loss)
Quarters Ended         Revenues     (Loss)         Per Share       Per Share

                             (In thousands, except per share data)

1993:
  December 31           $ 43,821     $ 2,152          $  0.21        $  0.21
  September 30            38,460       2,167             0.22           0.22
  June 30                 32,581       1,715             0.20           0.20
  March 31                30,433       1,552             0.24           0.23
                        --------     -------          -------        -------
                        $145,295     $ 7,586         $   0.86 (2)    $  0.85 (2)
                        ========     =======         ========        =======
1992:
  December 31           $ 24,434     $   814         $   0.24        $  0.24
  September 30            25,280         756             0.22           0.22
  June 30                 23,182      (2,608) (1)       (0.76)         (0.76)
  March 31                22,136         129             0.04           0.04
                        --------     -------         --------        -------
                        $ 95,032     $  (909)        $  (0.26)       $ (0.26)
                        ========     =======         ========        =======


    (1) The net loss for the quarter ended June 30, 1992 was primarily due to the $2,100,000 strengthening of the Company's loss reserves for its workers' compensation and liquor liability business.

    (2) Quarterly net income per share numbers for 1993 do not add to the annual net income per share due to rounding.

19. SUBSEQUENT EVENT

    In March 1994, the Company entered into an Agreement and Plan of Merger with Statewide Insurance Corporation, the exclusive general agent for the Company's non-standard automobile insurance program underwritten by Phoenix Indemnity Insurance Company ("Phoenix Indemnity"), and the owner of 20% of the outstanding shares of common stock of Phoenix Indemnity pursuant to which the Company will acquire by merger (the "Merger") Statewide Insurance Corporation (except for certain assets and liabilities relating to its agency operations other than the non-standard automobile program which will be divested prior to the merger). The effective date of the Merger is March 31, 1994.




ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE I
SUMMARY OF INVESTMENTS - DECEMBER 31, 1993
(In Thousands)

                              Column A                                 Column B   Column C   Column D
                                                                                              Amount
                                                                                             at Which
                                                                                              Shown
                                                                                              in the
                                                                                             Balance
                         Type of Investment                              Cost       Value     Sheet
Fixed maturities held for investment:
  Bonds:
    United States Government and government agencies and
      authorities                                                       $  9,076   $  9,436  $  9,076
    States, municipalities and political subdivisions                        504        530       504
    Mortgage-backed securities                                            33,070     34,319    33,070
    All other corporate bonds                                              9,106      9,769     9,106
                                                                        --------   --------  --------
           Total fixed maturities held for investment                     51,756     54,054    51,756
                                                                        --------   --------  --------
Fixed maturities available for sale:
  Bonds:
    United States Government and government agencies
      and authorities                                                     17,379     17,414    17,379
    States, municipalities and political subdivisions                     33,370     33,773    33,370
    Mortgage-backed securities                                            40,687     40,786    40,687
    All other corporate bonds                                              4,400      4,477     4,400
                                                                        --------   --------  --------
           Total fixed maturities available for sale                      95,836     96,450    95,836
                                                                        --------   --------  --------
Marketable equity securities:
  Common stocks:
    Public utilities                                                         106        105       105
    Banks, trust and insurance companies                                     680        739       739
    Industrial and miscellaneous                                           4,652      4,582     4,582
  Nonredeemable preferred stocks                                           8,368      8,446     8,446
                                                                        --------   --------  --------
           Total marketable equity securities                             13,806     13,872    13,872
                                                                        --------   --------  --------
Mortgage loans and other investments                                       2,852      XXXXX     2,852

Real estate                                                                4,266      XXXXX     4,266

Short-term investments                                                    19,404      XXXXX    19,404
                                                                        --------    -------  --------
           Total investments                                            $187,920      XXXXX  $187,986
                                                                        ========    =======  ========

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE II
AMOUNTS RECEIVABLE FROM RELATED PARTIES
YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991,
(In Thousands)


                                             Column A                Column B   Column C  Column D   Column E

                                                                      Balance
                                                                        at                           Balance
                                                                     Beginning                          at
                                                                        of                            End of
                                          Name of Debtor              Period   Additions Deductions   Period
Year Ended December 31, 1993          Major Realty Corporation       $1,205    $ -        $  784      $  421
                                                                     ======    ======     ======      ======
Year Ended December 31, 1992          Major Realty Corporation       $  579    $1,649     $1,023      $1,205
                                                                     ======    ======     ======      ======
Year Ended December 31, 1991          Major Realty Corporation       $  (24)   $1,929     $1,326      $  579
                                                                     ======    ======     ======      ======


The amounts receivable from Major Realty Corporation are comprised of two notes bearing interest at 12%, maturing in 1997, and are collateralized by second and third mortgages on certain real property owned
Major Realty.  One note, $143,000 at December 31, 1993, is convertible into Major Realty common stock at any time, while the remaining note, $278,000 at December 31, 1993, may be converted into Major Realty common stock beginning March 1995.

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE III
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
DECEMBER 31, 1993 AND 1992
BALANCE SHEETS (Parent Company Only)
(In Thousands)


ASSETS                                                                        1993       1992
Cash and short-term investments                                           $     238   $    273
Receivables, net                                                              3,074      2,497
Investments in subsidiaries                                                  79,958     45,103
Excess of cost over acquired net assets                                      14,639        238
Other assets                                                                  1,043        783
                                                                          ---------   --------
                                                                          $  98,952   $ 48,894
                                                                          =========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                        278        901
Intercompany payables                                                         2,957      3,474
Term debt and other borrowings                                                 -           496
Notes payable to affiliates                                                    -         9,500
                                                                          ---------   --------
           Total liabilities                                                  3,235     14,371

Stockholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized, none issued      -          -
  Common stock, $.40 par value, 20,000,000 shares authorized; 9,976,415
    and 3,517,027 shares issued                                               3,991      1,407
  Capital in excess of par value                                            140,002     86,527
  Unrealized gain (loss) on marketable equity securities                         66       (183)
  Accumulated deficit                                                       (44,078)   (51,664)
                                                                           --------   --------
                                                                             99,981     36,087
  Less:
    Treasury stock, at cost, 35,559 shares                                   (1,564)    (1,564)
    Contingent stock, 240,000 shares                                         (2,700)      -
                                                                           --------   --------
           Total stockholders' equity                                        95,717     34,523
                                                                           --------   --------
                                                                           $ 98,952   $ 48,894
                                                                           ========   ========

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE III - (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
STATEMENTS OF OPERATIONS  (Parent Company Only)
(In Thousands)



                                                            1993       1992       1991
Revenues                                                  $  -       $  -      $  -

Costs and expenses:
  General and administrative expenses                       1,442      1,416      6,149
                                                          -------    -------   --------
           Operating loss                                  (1,442)    (1,416)    (6,149)
                                                          -------    -------   --------
Other income (expense):
  Interest expense                                           (973)    (2,182)    (3,033)
  Loss on Settlement Agreement with Major Group              -        (1,113)      -
  Share of net income (loss) of subsidiaries                9,490      3,567    (14,096)
  Other                                                       465        318        168
                                                          -------    -------   --------
                                                            8,982        590    (16,961)
                                                          -------    -------   --------
          Income (loss) from continuing operations before
             income taxes                                   7,540       (826)   (23,110)

Provisions for income taxes                                   (46)      -          -
                                                          -------    -------   --------
           Income (loss) from continuing operations         7,586       (826)   (23,110)

Discontinued operations:
  Loss from discontinued operations                          -          -          (721)
  Loss on disposal of discontinued operations                -           (83)   (19,600)
                                                          -------    -------   --------
           Loss from discontinued operations                 -           (83)   (20,321)
                                                          -------    -------   --------
           Income (loss) before extraordinary item          7,586       (909)   (43,431)

Extraordinary item                                           -          -           512
                                                          -------    -------   --------
Net income (loss)                                         $ 7,586    $  (909)  $(42,919)
                                                          =======    =======   ========

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE III - (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
STATEMENTS OF CASH FLOWS (Parent Company Only)
(In Thousands)

                                                                       1993      1992      1991
Cash flows from operating activities:
  Net income (loss) from continuing operations                      $  7,586  $   (826)  $(23,110)
  Adjustments to reconcile net income (loss) from continuing operations to net cash used for operating activities:
      Depreciation and amortization                                      382        55      1,106
      Share of net (income) loss of subsidiaries                      (9,490)   (3,567)    14,096
      Loss on Settlement Agreement with Major Group                     -        1,113       -
      Increase (decrease) in cash attributable to changes in
        assets and liabilities:
          Receivables                                                   (577)    3,420     (4,089)
          Payables                                                    (1,140)   (2,363)     3,404
  Other, net                                                             700        16        114
  Net operating cash flows of discontinued operations                   -         -            21
           Net cash used for operating activities                     (2,539)   (2,152)    (8,458)
                                                                    --------  --------   --------
Cash flows from investing activities:
  Proceeds from sale of discontinued operations                         -       27,550       -
  Contributions to investments in subsidiaries                       (18,489)   (3,155)      (119)
  Receipts from investments in subsidiaries                             -         -         2,099
  Costs of acquiring Redland                                            (306)     -          -
                                                                    --------  --------   --------
           Net cash provided by (used for) investing activities      (18,795)   24,395      1,980

Cash flows from financing activities:
  Proceeds from bank borrowings                                         -         -         1,083
  Repayments of bank borrowings                                         -      (23,808)    (2,135)
  Proceeds from term debt, other borrowings and notes payable
    to affiliates                                                       -        9,500      7,657
  Repayments of term debt, other borrowings and notes payable
    to affiliates                                                     (9,996)   (7,796)      (458)
  Proceeds from issuance of common stock                              31,295        32        266
                                                                     -------  --------   --------
           Net cash provided by (used for) financing activities       21,299   (22,072)     6,413
                                                                     -------  --------   --------
Net increase (decrease) in cash and short-term investments               (35)      171        (65)

Cash and short-term investments at beginning of year                     273       102        167
                                                                     -------  --------   --------
Cash and short-term investments at end of year                       $   238  $    273   $    102
                                                                     =======  ========   ========

ACCEPTANCE INSURANCE COMPANIES INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
STATEMENTS OF CASH FLOWS (Parent Company Only)




In January 1993, the Company assumed a $7 million note from one of its subsidiaries. In April 1993, this note was exchanged for 875,000 shares of common stock and warrants to purchase common stock. (See
Note 2 to the Consolidated Financial Statements.)

In August 1993, the Company acquired Redland and the purchase price of $15.4 million was comprised of 1,339,000 shares of the Company's common stock and acquisition related costs of $306,000. (See Note 3 to the Consolidated Financial Statements.)

In September 1992, the Settlement Agreement and merger with Major Group resulted in non-cash transactions in which (1) the Company received certain real estate and notes receivable from Major Realty in satisfaction of a note receivable due the Company from Major Group;
(2) a promissory note in the principal amount of $500,000 was issued by the Company in exchange for all of the Major Group preferred stock; and (3) the Company issued approximately 52,000 shares of common stock which increased its ownership interest in Major Group from approximately 51% to 100%. In addition, the Company contributed the notes receivable from Major Realty of approximately $1.3 million to Acceptance in September 1992. (See Note 15 to the Consolidated Financial Statements.)

Cash payments for interest were $1,019,000, $1,960,000 and $3,253,000 during the years ended December 31, 1993, 1992 and 1991, respectively.

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE IV
INDEBTEDNESS TO RELATED PARTIES - NOT CURRENT
YEARS ENDED DECEMBER 31, 1993 AND 1992



                                                       Column A           Column F   Column G     Column H     Column I

                                                                          Balance
                                                                             at                                Balance
                                                         Name            Beginning   Additions    Deductions    at End
Year Ended December 31,                       Acceptance Investors
  1993                                          Limited Partnership      $ 7,000,000 $       -    $7,000,000 $      -
                                                                         =========== ============ ========== ============

Year Ended December 31,                       Acceptance Investors
  1992                                          Limited Partnership      $      -    $  7,000,000 $      -   $  7,000,000
                                                                         =========== ============ ========== ============

In April 1993, the $7,000,000 note was exchanged for 875,000 shares of common stock and warrants identical to those issued in the Company's Rights Offering.
(See Note 2 to the Consolidated Financial Statements).

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE V
SUPPLEMENTAL INSURANCE INFORMATION
YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
(In Thousands)



                                               Net Claims and Claim
                                                   Adjustment
                                                Expenses Incurred
                                                   Related to
                                                ------------------
                                                  (1)        (2)       Other
                                                Current     Prior    Operating
                                                  Year      Years     Expenses

Year Ended December 31, 1993                    $90,250    $2,555      $1,821

Year Ended December 31, 1992                    $57,678    $2,347      $1,466

Year Ended December 31, 1991                    $46,719    $  198      $1,550

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE VIII
VALUATION ACCOUNTS
YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
(In Thousands)



               Column A                  Column B    Column C     Column D      Column E

                                          Balance
                                             at                                  Balance
                                         Beginning                                  at
                                             of                                   End of
                                           Period    Additions    Deductions      Period

Allowance for doubtful accounts:
  Year ended December 31, 1993             $1,207    $1,000 (A)    $  114        $2,093

  Year Ended December 31, 1992             $3,586    $  641        $3,020 (B)    $1,207

  Year Ended December 31, 1991             $6,986    $  200        $3,600 (C)    $3,586









(A) Includes allowance for doubtful accounts related to Redland of $663 at date of acquisition.

(B) Includes $2,993 deductions related to Major Group which is a result of various write-offs and the conveyance of receivables to Term Sheet Creditors, in September 1992 (see Note 15 to the Consolidated Financial Statements).

(C) Includes $1,607 related to the Company's discontinued citrus operations and $1,916 related to write-offs and cash collections.

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE IX
SHORT-TERM BORROWINGS
YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
(In Thousands)


                     Column A                      Column B Column C    Column D     Column E      Column F

                                                                                     Average
                                                                        Maximum      Amount       Weighted
                                                                         Amount    Outstanding     Average
                                                    Balance Weighted  Outstanding     During       Interest
                                                    at End   Average     During        the          During
              Category of Aggregate                   of    Interest      the         Period        Period
              Short-Term Borrowings                 Period    Rate       Period        (A)           (A)
Year ended December 31, 1993:
  Other borrowings                                   $ -           -      $   496    $   245        6.0 %
  Notes payable to affiliates                        $ -           -      $ 9,500    $   703       12.0 %


Year ended December 31, 1992:
  Bank borrowings                                    $ -           -      $   210    $   156        6.5 %
  Other borrowings                                      496       6.0%    $   500    $   131        6.0 %
  Notes payable to affiliates                        $9,500      12.0%    $ 9,500    $ 9,070       11.1 %


Year ended December 31, 1991:
  Bank borrowings                                    $  210       6.5%     $26,863   $17,622       10.4 %
  Notes payable to affiliates                        $7,430       7.0%     $ 7,430   $   765        8.1 %







(A)  Based on weighted average outstanding borrowings during the period.

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE X
SUPPLEMENTARY INCOME STATEMENT INFORMATION
YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
(In Thousands)



                                                       Column B

                                                   Charged to Costs
                                                     and Expenses
                                                -----------------------
                                                1993     1992     1991

Depreciation and amortization                  $3,533   $1,552   $2,572

Taxes, other than payroll and income taxes     $3,748   $1,859   $1,403


Other captions provided for under this schedule are excluded as the amounts related to such caption are not material.