Form 10-Q
period 1994-03-31
ACCEPTANCE INSURANCE COMPANIES INC
filed 1994-05-16
CIK 74783

=================================================================
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549


                            FORM 10-Q


     [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1994


                               OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-7461

               ACCEPTANCE INSURANCE COMPANIES INC.
     (Exact name of registrant as specified in its charter)

            Delaware                             31-0742926
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)             Identification Number)

222 South 15th St., Suite 600 N.
         Omaha, Nebraska                           68102
(Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code:
                         (402) 344-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES  XX        NO
                        ____          ____

The number of shares of each class of the Registrant's common stock outstanding on April 22, 1994 was:

     Class of Common Stock         No. of Shares Outstanding
  Common Stock, $.40 Par Value            10,223,315
=================================================================

               ACCEPTANCE INSURANCE COMPANIES INC.

                            FORM 10-Q

                        TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements:

          Consolidated Balance Sheets
          March 31, 1994 (unaudited) and December 31, 1993
          (audited)

          Consolidated Statements of Operations (unaudited)
          Three Months Ended March 31, 1994 and 1993

          Consolidated Statements of Cash Flows (unaudited)
          Three Months Ended March 31, 1994 and 1993

          Notes to Interim Consolidated Financial Statements
          (unaudited)

     Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

PART II. OTHER INFORMATION

     Item 6.  Exhibits

     Signatures

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            ACCEPTANCE INSURANCE COMPANIES INC.
                                CONSOLIDATED BALANCE SHEETS
                                      (in thousands)

                                                                March 31,     December 31,
                                                                  1994            1993
                                                               -----------    ------------
                                                               (unaudited)     (audited)
                      ASSETS
Investments:
  Fixed maturities available for sale                            $146,391       $95,836
  Fixed maturities held for investment                                -          51,756
  Marketable equity securities - preferred stock                    9,637         8,445
  Marketable equity securities - common stock                       5,109         5,427
  Mortgage loans and other investments                              2,496         2,852
  Real estate                                                       4,212         4,266
  Short-term investments, at cost, which approximates
    market                                                         23,735        19,404
                                                                 ---------      --------
                                                                  191,580       187,986

Cash                                                                5,606         2,894
Receivables, net                                                   62,300        48,166
Equity investment in Major Realty Corporation                       5,293         5,376
Property and equipment, net                                         3,180         3,200
Reinsurance recoverable on unpaid loss and loss adjustment
  expenses                                                         55,947        95,886
Deferred policy acquisition costs                                  14,934        11,815
Prepaid reinsurance premiums                                       17,673        15,448
Excess of cost over acquired net assets                            33,196        33,254
Other assets                                                        7,001         5,360
                                                                 ---------      ---------
     Total assets                                                $396,710       $409,385
                                                                 =========      =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss adjustment expenses                              $176,394       $211,600
Unearned premiums                                                  71,847         60,114
Amounts payable to reinsurers                                      16,805          7,186
Accounts payable and accrued liabilities                            8,621         13,343
Bank borrowings, term debt and other borrowings                    25,194         18,951
                                                                 ---------      ---------
     Total liabilities                                            298,861        311,194

Contingencies                                                         -              -
Minority interests                                                  2,561          2,474
                                                                  --------       --------

Stockholders' equity:
  Preferred stock, no par value, 5,000,000 shares
  authorized, none issued                                             -              -
  Common stock, $.40 par value, 20,000,000 shares
  authorized;  9,991,534 and 9,976,415 shares issued                3,997          3,991
  Capital in excess of par value                                  140,145        140,002
  Unrealized gain (loss) on marketable equity securities
    and fixed maturities available for sale                        (2,481)            66
  Accumulated deficit                                             (42,109)       (44,078)
                                                                 ---------      ---------
                                                                   99,552         99,981
Less:
  Treasury stock, at cost, 35,559 shares                           (1,564)        (1,564)
  Contingent stock, 240,000 shares                                 (2,700)        (2,700)
                                                                 ---------      ---------
     Total stockholders' equity                                    95,288         95,717
                                                                 ---------      ---------
     Total liabilities and stockholders' equity                  $396,710       $409,385
                                                                 =========      =========

                    The accompanying notes are an integral part of the
                        interim consolidated financial statements.

                            ACCEPTANCE INSURANCE COMPANIES INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                    for the three months ended March 31, 1994 and 1993
                           (in thousands, except per share data)
                                        (unaudited)

                                                                  1994           1993
                                                                --------        -------
Revenues:
  Insurance premiums earned                                      $37,978        $26,468
  Insurance agency commissions                                       853            939
  Net investment income                                            2,637          2,505
  Net realized capital gains                                         237            521
                                                                 --------       --------
                                                                  41,705         30,433
                                                                 --------       --------
Costs and expenses:
  Cost of revenues:
    Insurance losses and loss adjustment
      expenses                                                    26,220         19,530
    Insurance agency costs                                           812            920
    Insurance underwriting expenses                               11,129          7,045
  General and administrative expenses                              1,071            490
                                                                 --------       --------
                                                                  39,232         27,985
                                                                 --------       --------
Operating profit                                                   2,473          2,448
                                                                 --------       --------
Other expense:
  Interest expense                                                  (328)          (704)
  Share of net loss of investee                                      (83)          (141)
  Other, net                                                         (13)            (8)
                                                                 --------       --------
                                                                    (424)          (853)
                                                                 --------       --------

Income before income taxes and minority
  interests                                                        2,049          1,595

Provision for income taxes                                            -              -

Minority interests in net income of consolidated
  subsidiaries                                                        80             43
                                                                 --------       --------

Net income                                                       $ 1,969        $ 1,552
                                                                 ========       ========
Earnings per share:
  Primary                                                        $   .20        $   .24
                                                                 ========       ========

  Fully diluted                                                  $   .19        $   .23
                                                                 ========       ========

                    The accompanying notes are an integral part of the
                        interim consolidated financial statements.

                                     ACCEPTANCE INSURANCE COMPANIES INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                    for the three months ended March 31, 1994 and 1993
                                      (in thousands)
                                        (unaudited)

                                                                   1994           1993
                                                                   ----           ----
Cash flows from operating activities:
  Net income                                                     $  1,969       $  1,552
  Net adjustment to reconcile net income to net cash provided
    by operating activities                                           799         24,980
                                                                 ---------      ---------

      Net cash provided by operating activities                     2,768         26,532
                                                                 ---------      ---------

Cash flows from investing activities:
  Proceeds from sales of investments                                   55          1,067
  Proceeds from sales of investments available for sale            13,189         16,341
  Proceeds from maturities of investments                             462            747
  Proceeds from maturities of investments available for sale        6,596          6,493
  Purchases of investments                                           (608)        (4,798)
  Purchases of investments available for sale                     (22,096)       (58,682)
  Purchases of property and equipment                                (223)          (293)
                                                                 ---------      ---------
     Net cash used for investing activities                        (2,625)       (39,125)
                                                                 ---------      ---------

Cash flows from financing activities:
  Repayments of bank borrowings                                   (18,597)       (10,375)
  Proceeds from bank borrowings                                    25,000              -
  Repayments of term debt and other borrowings                       (160)          (415)
  Minority interests                                                    7            808
  Proceeds from issuance of common stock                              149         31,163
                                                                 ---------      ---------

     Net cash provided by financing activities                      6,399          21,181
                                                                 ---------      ---------

Net increase in cash and short-term investments                     6,542          8,588
Cash and short-term investments at beginning of period             17,561         12,471
                                                                 ---------      ---------

Cash and short-term investments at end of period                 $ 24,103       $ 21,059
                                                                 =========      =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                       $    345       $    924
                                                                 =========      =========

                    The accompanying notes are an integral part of the
                        interim consolidated financial statements.

               ACCEPTANCE INSURANCE COMPANIES INC.

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

1.   Summary of Significant Accounting Policies:

     Principles of Consolidation

     The Company's consolidated financial statements include the accounts of Acceptance Insurance Companies Inc. and majority owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated.


     Management's Opinion

     The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company's financial position as of March 31, 1994 and December 31, 1993, and the results of operations for the three months ended March 31, 1994 and 1993 and cash flows for the three months ended March 31, 1994 and 1993.

     Statements of Cash Flows

     The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of March 31, 1994 approximately $5,238,000 of short-term investments had a maturity date at acquisition of greater than three months.

     Reclassifications

     Certain prior year accounts have been reclassified to conform with current period presentation.

2.   Subsequent Event:

     On March 31, 1994, the Company entered into an Agreement and Plan of Merger with Statewide Insurance Corporation ("Statewide"), the exclusive general agent for the Company's non-standard automobile insurance program underwritten by Phoenix Indemnity Insurance Company ("Phoenix Indemnity"), and the owner of 20% of the outstanding shares of common stock of Phoenix Indemnity, pursuant to which the Company will acquire by merger (the "Merger") Statewide (except for certain assets and liabilities relating to its agency operations other than the non-standard automobile program which will be divested prior to the merger). The Merger takes effect at the beginning of business on April 1, 1994.

3.   Per Share Data:

     Primary earnings per share and fully diluted earnings per share are based on the weighted average shares outstanding of approximately 13.2 million and 13.4 million, respectively, for the three months ended March 31, 1994 and approximately 8.6 million and 9.4 million, respectively, for the three months ended March 31, 1993. Included in weighted average shares outstanding is the assumed conversion of all outstanding options and warrants utilizing the treasury stock method with appropriate adjustment to net income attributable to the assumed use of proceeds.

4.   Investments:

     On January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." In conjunction with the adoption of SFAS 115, the Company reclassified its debt and equity securities to meet the requirements of the statement. SFAS 115 requires investments in debt and equity securities to be classified at acquisition into one of three categories: held to maturity, available for sale, or trading. Securities are classified as trading when they are bought and held principally for the purpose of selling them in the near future. Securities are classified as available for sale when the securities may be sold from time to time to effectively manage interest rate exposure and liquidity needs. Securities are classifed as held to maturity securities when the Company has the positive intent and ability to hold these securities until maturity.

     At January 1, 1994 and March 31, 1994 all debt and equity securities were classified as available for sale. Available for sale securities are stated at fair value with the unrealized gains and losses reported as a separate component of stockholders' equity.

     The amortized cost and related market values of debt and equity securities in the accompanying balance sheets are as follows (in thousands):

                                                    Gross        Gross
                                     Amortized    Unrealized   Unrealized     Market
                                       Cost         Gains        Losses       Value
                                     ---------    ----------   ----------     ------
March 31, 1994:
 Fixed maturities available
   for sale:
   U.S. Treasury and
     government securities            $ 26,440     $  176       $  685       $ 25,931
   States, municipalities and
     political subdivisions             32,649         63          997         31,715
   Mortgage-backed securities           75,325        837        1,626         74,536
   Other debt securities                13,992        324          107         14,209
                                      ---------    -------      -------      ---------
                                      $148,406     $1,400       $3,415       $146,391
                                      =========    =======      =======      =========

 Marketable equity securities
   available for sale -
   preferred stock                    $  9,917     $   82       $  362       $  9,637
                                      =========    =======      =======      =========

 Marketable equity securities
   available for sale -
   common stock                       $  5,295     $  254       $  440       $  5,109
                                      =========    =======      =======      =========
December 31, 1993:
 Fixed maturities held for
   investment:
    U.S. Treasury and government
      securities                      $  9,076     $  360       $  -         $  9,436
    States, municipalities and
      political subdivisions               504         26          -              530
    Mortgage-backed securities          33,070      1,330          81          34,319
    Other debt securities                9,106        663          -            9,769
                                      ---------    -------      ------       ---------
                                      $ 51,756     $2,379       $  81        $ 54,054
                                      =========    =======      ======       =========

  Fixed maturities available for
    sale:
    U.S. Treasury and government
      securities                      $ 17,379     $  241       $  206       $ 17,414
    States, municipalities and
      political subdivisions            33,370        407            4         33,773
    Mortgage-backed securities          40,687        302          203         40,786
    Other debt securities                4,400         88           11          4,477
                                      ---------    -------      -------      ---------
                                      $ 95,836     $1,038       $  424       $ 96,450
                                      =========    =======      =======      =========

  Marketable equity securities -
    preferred stock                   $  8,367     $  179       $  101       $  8,445
                                      =========    =======      =======      =========

  Marketable equity securities -
    common stock                      $  5,439     $  347       $  359       $  5,427
                                      =========    =======      =======      =========

5.   Insurance Premiums and Claims

     Insurance premiums written and earned by the Company's insurance subsidiaries for the three months ended March 31, 1994 and 1993 are as follows (in thousands):

                                   1994               1993
                                   ----               ----

     Direct premiums written     $74,270            $39,235
     Assumed premiums written      1,149                989
     Ceded premiums written      (27,932)            (8,876)
                                 --------           --------

      Net premiums written       $47,487            $31,348
                                 ========           ========

     Direct premiums earned      $62,782            $36,781
     Assumed premiums earned         903              1,682
     Ceded premiums earned       (25,707)           (11,995)
                                 --------           --------

      Net premiums earned        $37,978            $26,468
                                 ========           ========

     Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $17,134,000 for the three months ended
     March 31, 1994.

6.   Bank Borrowings, Term Debt and Other Borrowings:

     On March 31, 1994, the Company amended its borrowing arrangements with its bank lenders. The new structure is a $35 million line of credit with interest payable quarterly at the Company's option of the prime rate or LIBOR plus a margin of 1% to 1.75%, depending on the Company's debt to equity ratio. The line of credit will mature in four years and may be extended to five years by the bank lenders.

     On March 31, 1994, the Company borrowed $25 million under the arrangement. The proceeds were used to retire bank borrowings and accrued interest of $17.7 million and to provide capital for insurance subsidiaries. On April 6, 1994 the Company elected LIBOR plus 1.25% percent or 4.9375% through May 6, 1994.

7.   Income Taxes:

     The Company recognized a deferred tax asset for all temporary differences and net operating loss carryforwards and a related valuation allowance account when realization of the asset is uncertain. Accordingly, a valuation allowance has been recorded for the full amount of the deferred tax asset. During 1994, the valuation allowance decreased approximately $786,000, the same amount the net deferred tax asset decreased. The significant items comprising the Company's net deferred tax asset as of March 31, 1994 are as follows (in thousands):


     Net operating loss carryforwards
       expiring in varying amounts through 2006          $ 2,828
     Unpaid losses and loss adjustment expenses            6,489
     Unearned premiums                                     3,683
     Allowances for doubtful accounts                        751
     Major Realty basis difference                         7,560
                                                         --------
           Deferred tax asset                             21,311
                                                         --------
     Deferred policy acquisition costs                    (5,078)
     Other                                                  (758)
                                                         --------
           Deferred tax liability                         (5,836)
                                                         --------
                                                          15,475
     Valuation allowance                                 (15,475)
                                                         --------

     Net deferred tax asset                              $    -
                                                         ========

PART I.
Item 2.

               ACCEPTANCE INSURANCE COMPANIES INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis of financial condition and results of operations of the Company and its consolidated subsidiaries is based upon the Company's interim consolidated financial statement and the notes thereto included in this report.

RESULTS OF OPERATIONS

               Three months ended March 31, 1994
          Compared to three months ended March 31, 1993


The Company's net income increased by 26.9% from $1,552,000 during the three months ended March 31, 1993 to $1,969,000 during the same period in 1994. The principal components of this increase in earnings were an improvement in the underwriting results of the Company and a reduction in the interest expense of the Company. These improvements were offset by a reduction in the overall income produced by the investment portfolio of the Company and an increase in the general and administrative expenses of the Company.

During the first quarter of 1994, the Company's gross written, net written and net earned premiums increased by 87.5%, 51.5% and 43.5% respectively as compared to the first quarter of 1993. The two major components of this growth in premiums were the premiums written by The Redland Group which was merged into the Company in August 1993 and the premiums written by the Company's new Scottsdale office which first began operating in October 1993. These two elements combined to produce approximately $34 million in direct written premiums during the first quarter of 1994, $23 million by The Redland Group and $11 million by the new Scottsdale office. Coupled with this increase in premium revenue was an improvement in the Company's overall underwriting results. The Company's underwriting loss and expense ratio for the first three months of 1994 fell to 98.3% as compared to 100.4% during the same period in 1993. These improved underwriting results resulted from a reduction in the loss ratio from 73.8% during the first quarter of 1993 to 69.0% during the first quarter of 1994, offset partially by an increase in the underwriting expense ratio from 26.6% during the first quarter of 1993 to 29.3% during the first quarter of 1994. These changes resulted primarily from the addition of the business underwritten by The Redland Group which carried a lower loss ratio, but higher expense ratio than the Company's traditional lines. Redland's business lines are concentrated in the rural communities, particularly in the midwest where loss activity levels are historically lower during the first quarter of the calendar year, but tend to increase with increased activity in the rural community during the crop growing season and with the increased storm activity during the spring and summer months in the midwestern United States. Expense levels during the first quarter of 1993 were reduced as a result of the termination of certain reinsurance agreements while expenses during the first quarter of 1994 were increased by the addition of contingent commission agreements introduced in 1993 for the Company's agents.

During the first quarter of 1993, the Company's interest expense was effected by higher interest rates under bridge notes outstanding in that quarter. These notes were retired or converted to equity during 1993, and therefore, the Company's average interest rate was lower for the first quarter of 1994 as compared to the first quarter of 1993. This reduction in interest rates as well as lower average outstanding principal amounts reduced the Company's interest expense by 53.4% from the first quarter of 1993 to the first quarter of 1994. At the end of the first quarter of 1994, the Company borrowed an additional $7 million under a new bank loan facility, thus increasing its bank borrowings and subsequent interest expense in future quarters.

These benefits to the Company's net income were offset by a reduction in the overall income produced by the Company's investment portfolio. While investment income increased 5.3% from the first quarter of 1993 to the first quarter of 1994, the Company's realized gains fell by 54.5% between the two periods, resulting in an overall decrease in the Company's total investment income including realized gains of $152,000 from the first quarter of 1993 to the first quarter of 1994. In addition, the Company's general and administrative expenses increased by $581,000 from the three months ended March 31, 1993 to the similar period in 1994. This increase in general and administrative expenses was principally due to the increased size of the Company resulting from the merger of The Redland Group into the Company in the summer of 1993.

Recent Statements of Financial Accounting Standards

On January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In conjunction with the adoption of SFAS 115, the Company reclassified its debt and equity securities to meet the requirements of the statement.
SFAS 115 requires investments in debt and equity securities to be classified at acquisition into one of three categories; held to maturity, available for sale, or trading. Securities are classified as trading when they are bought and held principally for the purpose of selling them in the near future. Securities are classified as available for sale when the securities may be sold from time to time to effectively manage interest rate exposure and liquidity needs. Securities are classified as held to maturity when the Company has a positive intent and an ability to hold the securities until maturity.

At January 1, 1994 and March 31, 1994, all debt and equity securities were classified as available for sale. Available for sale securities are stated at fair market value with the unrealized gains and losses reported as a separate component of stockholders' equity. At March 31, 1994, the Company had an unrealized loss on these securities of $2,481,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has included a discussion of the liquidity and capital resources requirements of the Company and the Company's insurance subsidiaries.

The Company - Parent Only

Historically, dividends from the insurance subsidiaries have not been available to the Company because of restrictive covenants set forth in the term and revolving loan agreements of the Company's insurance subsidiaries which prohibited dividends from the insurance subsidiaries to the Company without the expressed consent from the holders of the debt obligation. In March 1994, the Company agreed to amend its borrowing arrangements with its bank lenders. The new arrangements transferred the debt obligations from the holding companies of the insurance subsidiaries to the parent company. At such time, the new loan agreements no longer imposed restrictions on dividends from the insurance subsidiaries to the Company. The new loan agreement is structured as a $35 million line of credit with interest payable quarterly at the Company's option of the prime rate or at LIBOR plus a margin of 1% to 1.75% depending on the Company's debt to equity ratio. The line of credit will mature in four years and may be extended to five years by the bank lenders.

On March 31, 1994, the Company borrowed $25 million under the agreement. The proceeds were used to retire bank borrowings and accrued interest of $17.7 million and to provide capital for the insurance subsidiaries.

In addition, dividends from the insurance subsidiaries of the Company are regulated by the state regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to parent companies to certain statutorily approved limits. As of March 31, 1994, the statutory limitations on dividends from insurance company subsidiaries to the parent without further insurance department approval were approximately $3.4 million. In addition to dividends, the parent company receives additional liquidity from cash flows from the agency and claim service operations of its noninsurance company subsidiaries.

Insurance Subsidiaries

The Company's insurance subsidiaries are highly liquid and are able to meet their cash requirements on a timely basis. During the first quarter of 1994, the Company retired all debt of the insurance subsidiary holding companies as described above. Thus, at March 31, 1994, the insurance subsidiaries had no outstanding debt obligations.

On a longer term basis, principal liquidity needs of the insurance company subsidiaries are to fund loss payments and loss adjustment expenses required in the operation of its insurance business. Primarily, the available sources to fund these obligations are new premiums received and, to a lesser extent, cash flows from the Company's portfolio operations. The Company monitors its cash flow carefully and attempts to maintain its portfolio at a duration which approximates the estimated cash requirements for loss and loss adjustment expenses. The seasonal nature of the Company's crop business generates a reverse cash flow with acquisition costs in the first part of the year, losses being paid over the summer months, and the related premiums not collected until after the fall harvest. The cash flows from the crop programs are similar in nature to cash flows in the farming business.

Changes in Financial Condition

The Company's financial condition remained stable during the first quarter of 1994. The Company's assets and liabilities were primarily impacted by the settlement of crop losses under the Company's federal multi-peril crop insurance program which reduced both the liability for outstanding losses and loss adjustment expenses as well as the asset for reinsurance recoverable on unpaid loss and loss adjustment expenses. In addition, the Company's debt obligations were restructured as described above.

Consolidated Cash Flows

Cash flows from operations for the three months ended March 31, 1994 were a positive $2.8 million as compared to a positive $26.5 million for the first three months of 1993. Cash flows were impacted during the first quarter of 1993 by the termination of certain reinsurance agreements of the Company and the subsequent transfer of in force business from the Company's reinsurers to the Company. This change in the Company's reinsurance agreements resulted in the insurance subsidiaries retaining more business. Cash flows from financing activities for the three months ended March 31, 1994 were primarily impacted by the restructuring of the Company's bank borrowings as described earlier.

Inflation

The Company does not believe that inflation has had a material impact on its financial condition or the results of operation.

SUBSEQUENT EVENTS

On March 31, 1994, the Company entered into an agreement and plan of merger with Statewide Insurance Corporation ("Statewide"), the exclusive general agent for the Company's nonstandard automobile insurance program underwritten by Phoenix Indemnity Insurance Company ("Phoenix Indemnity"), and the owner of 20% of the outstanding shares of common stock of Phoenix Indemnity pursuant to which the Company will acquire by merger (the "Merger") Statewide (except for certain assets and liabilities pertaining to its agency operation other than the nonstandard automobile program which will be divested prior to the merger). The merger takes effect at the beginning of business on April 1, 1994.

               ACCEPTANCE INSURANCE COMPANIES INC.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          See Exhibit Index.

     (b) No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ACCEPTANCE INSURANCE COMPANIES INC.


                              /s/ Kenneth C. Coon
May 13, 1994                  ___________________________________
                              Kenneth C. Coon
                              Chief Executive Officer


                              /s/ Georgia M. Mace
May 13, 1994                  ___________________________________
                              Georgia M. Mace
                              Treasurer and Chief Accounting
                               Officer

               ACCEPTANCE INSURANCE COMPANIES INC.
                  QUARTERLY REPORT ON FORM 10-Q
            FOR THE THREE MONTHS ENDED MARCH 31, 1994

                          EXHIBIT INDEX

NUMBER    EXHIBIT DESCRIPTION

2         Agreement and Plan of Merger Between Acceptance
          Insurance Companies Inc. and Statewide Insurance Corp.
          of Phoenix, Inc., dated as of March 31, 1994.

10.1 $35,000,000 Credit Agreement By and Among Acceptance Insurance Companies Inc., NBD Bank, N.A., First National Bank of Omaha, FirsTier Bank, N.A., Comerica Bank and NBD Bank, N.A., As Agent, dated as of March 31, 1994.

10.2 Intercompany Federal Income Tax Allocation Agreement between Acceptance Insurance Holding Inc. and its subsidiaries and Stoneridge Resources, Inc. dated April 12, 1990, and related agreements. Incorporated by reference to Exhibit 10i to Stoneridge Resources, Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 1990.

10.3 Amended and Restated Registration Rights Agreement, dated April 9, 1990, between Stoneridge Resources, Inc. and Patricia Investments, Inc. Incorporated by reference to Exhibit 10d to Stoneridge Resources, Inc. Quarterly Report on Form 10-Q for the period ended May 31, 1990.

10.4 Warrants to purchase a total of 389,507 shares of common stock ($.10 par value) of Acceptance Insurance Companies Inc. dated April 10, 1992, issued by Acceptance Insurance Companies Inc. to the various purchasers of the Floating Rate Secured Subordinated Notes, due 1993, Series A and B. Incorporated by reference to Exhibit 10.41 to the Stoneridge Resources, Inc., Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.5 Employment Agreement dated February 19, 1990 between Acceptance Insurance Holdings Inc., Stoneridge Resources, Inc. and Kenneth C. Coon. Incorporated by reference to Exhibit 10.65 to the Stoneridge Resources, Inc., Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

11        Computation of Income per share.

99.1 Acceptance Insurance Companies Inc., 1992 Incentive Stock Option Plan effective as of December 22, 1992. Incoporated by reference to Exhibit 10.1 to the Stoneridge Resources, Inc. (now, by change of name, Acceptance Insurance Companies Inc.) Registration Statement on Form S-1, Registration No. 33-53730.

99.2 Acceptance Insurance Companies Inc., Employee Stock Purchase Plan, effective as of December 22, 1992. Incorporated by reference to Exhibit 10.2 to the Stoneridge Resources, Inc. (now, by change of name, Acceptance Insurance Companies Inc.) Registration Statement on Form S-1, Registration No. 33-53730.

99.3      Acceptance Insurance Companies Inc., Employee Stock
          Ownership and Tax Deferred Savings Plan as merged, amended and restated effective October 1, 1990.
          Incorporated by reference to Exhibit 10.4 to the Stoneridge Resources Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 1990.

99.4 First Amendment to Acceptance Insurance Companies Inc. Employee Stock Ownership and Tax Deferred Savings Plan. Incorporated by reference to Exhibit 99.4 to the Acceptance Insurance Companies Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

99.5 Second Amendment to Acceptance Insurance Companies Inc. Employee Stock Ownership and Tax Deferred Savings Plan. Incorporated by reference to Exhibit 99.5 to the Acceptance Insurance Companies Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1993.