Form 10-K/A
period 1993-12-31
ACCEPTANCE INSURANCE COMPANIES INC
filed 1994-06-20
CIK 74783

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K/A-1
                       AMENDMENT NO. 1

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

     Also effective March 31, 1994, the Company revised its loan agreements with a group of lender banks from $23.5 million in term loans to a revolving credit facility in the aggregate principal amount of $35 million due March 31, 1998, or (if agreed to in writing by the lender banks on or before March 31, 1995) March 31, 1999. The Company utilized $6 million of additional loan proceeds as a contribution to the surplus of one of its insurance subsidiaries, Redland Insurance Company, and anticipates utilizing additional loan proceeds of $4 million to contribute to the surplus of another of its insurance subsidiaries, Phoenix Indemnity Insurance Company. See "Business
- - - - Uncertainties Affecting the Insurance Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Additional Capital Needs," for a discussion of the Company's need for capital to fund its insurance operations.

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

     Acceptance Risk Managers, Inc. ("ARM"). ARM is an independent general agency which began operations in late 1991 specializing in underwriting difficult general liability risks, including products liability coverages, unique professional liability and excess liability coverages, on a surplus lines (non-admitted) basis. ARM currently writes business exclusively on behalf of the Company. The two founders of ARM have each been actively involved with these lines of business as insurance company executives for over 30 years. ARM operations are controlled both contractually and operationally to insure maintenance of proper underwriting standards. Contractually, officers of the Company comprise over 50% of the members of the board of directors of ARM, and the authority of ARM is limited to specific types of insurance detailed in reinsurance treaties written for this business unit. All claims are reported to the Company, and key policy and claims information is maintained in the Company's data base. Policy payments are deposited to a Company lock box account and all claims are funded individually by the Company into a Company controlled account. In addition, the Company requires weekly management reports from ARM. The Company and each of the four reinsurers participating in this business periodically audit the underwriting operations of ARM, and each has conducted at least two audits in the past twelve months. The reinsurers participating in this business are Constitution Reinsurance Corporation, ReCapital Reinsurance Corporation, Northstar Reinsurance Corporation and Christiana General Insurance Corporation, each of which is liable only for its own retention. The Company believes that reserves established for claims arising under the coverages underwritten by ARM are adequate to cover its ultimate liability thereunder.

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

     Reinsurance treaties are renegotiated and renewed annually by the Company. The Company closely monitors the quality and performance of its reinsurers and for the year ended December 31, 1993, approximately 80% of the Company's reinsurance business was ceded to reinsurance companies rated A- (Excellent) or better by A.M. Best Company, or was reinsured by FCIC or FEMA.

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
                                               =======       =======


     The provision for net losses and loss adjustment expenses and the net losses and loss adjustment expenses paid increased 55% and 41%, respectively, from 1992 to 1993. This was primarily attributable to a 62% increase in net premiums earned from 1992 to 1993. The inclusion of Redland operations for the six months ended December 31, 1993, accounted for approximately $11.7 million of the provision for net losses and loss adjustment expenses, and $12.9 million of the net losses and loss adjustment expenses paid for 1993. These increases are expected to continue due to the inclusion of Redland operations for all of 1994 and as premium growth continues.

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

Gross cumulative redundancy

                                                     Years Ended December 31,
                                          ______________________________________________
                                           1989     1990     1991     1992       1993
                                          _______  _______  _______  _______    ________
                                                         (in thousands)
Net reserves for unpaid
  losses and loss
  adjustment expenses                     $43,380  $58,439  $66,132  $ 77,627   $115,714
Cumulative amount of net
  liability paid through:
    One year later                         13,026   23,737   30,202    28,008
    Two years later                        25,790   41,391   47,803
    Three years later                      33,005   51,703
    Four years later                       36,676
    Five years later
    Six years later
    Seven years later
    Eight years later
    Nine years later
    Ten years later
Net reserves reestimated
  as of:
    One year later                         42,969   58,637   68,479    80,182
    Two years later                        41,307   59,775   72,712
    Three years later                      39,670   62,752
    Four years later                       40,132
    Five years later
    Six years later
    Seven years later
    Eight years later
    Nine years later
    Ten years later
Net cumulative
  redundancy
   (deficiency)                           $ 3,248  $(4,313) $(6,580) $ (2,555)

Gross reserves for unpaid loss and
  loss adjustment expenses                                           $127,666   $211,600
Reinsurance recoverable on unpaid
  loss and loss adjustment expenses                                    50,039     95,886
                                                                      _______    _______
Net reserves for unpaid loss and
  loss adjustment expenses                                             77,627    115,714

Reestimated gross reserves for unpaid
  loss and loss adjustment expenses                                  $123,750
Reestimated reinsurance recoverable on
  unpaid loss and loss adjustment
  expenses                                                             43,568
                                                                      _______
Reestimated net reserves for unpaid loss
  and loss adjustment expenses                                         80,182

Gross cumulative redundancy                                          $  3,916
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

     Property and casualty insurance is a capital intensive business and the Company is obliged to maintain minimum levels of surplus in its insurance subsidiaries in order to continue writing insurance at current levels or to increase its writings, and also to meet various operating ratio standards established by state insurance regulatory authorities and by insurance rating bureaus. Without additional capital, the Company could be required to curtail growth or even to reduce its volume of present premium writings in order to satisfy state regulations or to maintain its current A- (excellent) rating from A.M. Best.
The Company's history is one of continuing premium growth, and it may be expected to require additional capital from time to time, through additional offerings of its securities, increase in its debt or otherwise. The Company continually reviews the surplus needs of its insurance subsidiaries and, while the Company may seek additional funding this year, no plans therefor have been finalized.

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

     For the year ended December 31, 1993, incurred insurance losses and loss adjustment expenses of $93 million are reduced by $216 million for recoveries recognized under reinsurance agreements, $156 million of which (along with $42 million of earned premium) relate to certain crop and farm coverages, which is ceded to agencies of the United States Government, FCIC and FEMA, under certain federal farm support programs. Excluding the losses and premiums ceded to these federal agencies, the Company's loss ratio on business ceded to reinsurers was 72.3%.

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

     Additional Capital Needs

     The Company's history is one of continuing premium growth and it may need to raise additional capital in order to continue writing insurance at current levels or to increase its writings, and also to meet various operating ratio standards established by state insurance regulatory authorities and by insurance rating bureaus. Without additional capital, the Company could be required to curtail growth or even to reduce its volume of present premium writings in order to satisfy state regulations or to maintain its current A- (excellent) rating from A.M. Best.
The Company continually monitors the surplus needs of its insurance subsidiaries and may seek additional funds, through the issuance of additional securities, or otherwise, prior to the end of the current fiscal year, although no plans with respect to such financing have been finalized.

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

     As of December 31, 1993 and 1992, the Company held an approximate 33% equity investment in Major Realty, a publicly traded real estate company engaged in the ownership and development of its undeveloped land in Orlando, Florida. At December 31, 1993, the carrying value of the Company's investment in Major Realty approximated $5.4 million or $2.36 per share. Additionally at that date, Major Realty had stockholders equity of approximately $14,000 and the quoted market price of Major Realty on NASDAQ was $1.69 per share. The Company expects to realize a minimum of its carrying value in Major Realty based on the estimated net realizable value of Major Realty's underlying assets. The Company's estimate of net realizable value is based upon several factors including estimates from Major Realty's management, assets, appraisals and sales to date of Major Realty's assets. During 1993 and the first quarter of 1994, Major Realty sold five parcels of land amounting to 297.83 acres of land with gross sale proceeds of approximately $58.5 million and net profits of approximately $5.5 million. Commencing in 1992, subsequent to the Company's write-down of its investment in Major Realty to net realizable value, the Company has not recognized its share of net gains realized by Major Realty on sales of real estate but continues to recognize its share of expenses recorded by Major Realty. These sales and proceeds support the Company's estimate of net realizable value of its investment in Major Realty.

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

     Proposed Risk-Based Capital Rules

     The National Association of Insurance Commissioners (NAIC) has released its proposed risk-based capital formula for property and casualty insurance companies. The risk-based capital initiative is designed to enhance the current framework for the evaluation of the capital adequacy of a property and casualty insurer. The formula requires an insurer to compute the amount of capital necessary to support the elements of risk in (a) assets (default and market decline), (b) credit (ceded reinsurance recoverables), (c) off balance sheet/growth risk, loss and loss adjustment expense reserves (adverse development), and (d) premium/price risk (combined ratio). The Company's five insurance subsidiaries have reviewed and applied the proposed NAIC formula for the 1993 year and have met these requirements. Since the formula established by the proposed risk-based capital rules are yet to be adopted by any of the states in which the insurance subsidiaries are domiciled, it is uncertain the extent to which these rules will be made applicable to the Company.


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

ACCEPTANCE INSURANCE COMPANIES INC.

     Kenneth C. Coon
By __________________________________   Dated:  June 20, 1994
     Kenneth C. Coon
     Chairman and Chief Executive Officer

     Georgia M. Mace
By __________________________________   Dated:  June 20, 1994
     Georgia M. Mace
     Treasurer and Chief Accounting Officer

               ACCEPTANCE INSURANCE COMPANIES INC.
                   ANNUAL REPORT ON FORM 10-K
               FISCAL YEAR ENDED DECEMBER 31, 1993

                          EXHIBIT INDEX


NUMBER  EXHIBIT DESCRIPTION

3.1*    Restated Certificate of Incorporation of Acceptance
        Insurance Companies Inc.

3.2*    Restated By-laws of Acceptance Insurance Companies Inc.

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

11*     Computation of Income (Loss) per share.

16 Letter to the Securities and Exchange Commission from Coopers & Lybrand dated March 16, 1992, with respect to changes in Stoneridge Resources, Inc.'s certifying accountant. Incorporated by reference to Exhibit 16.1 to Stoneridge Resources, Inc.'s Current Report on Form 8-K dated March 16, 1992.

21*     Subsidiaries of the Registrant.

23.1    Consent of Deloitte & Touche.

23.2*   Report on schedules of Deloitte & Touche.

23.3    Consent of Crosby, Guenzel, Davis, Kessner & Kuester.

28P*    Schedule P -- Analysis of Losses and Loss Expenses of
        Consolidated Annual Statement for the year 1993.

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

99.4*   First Amendment to Acceptance Insurance Companies Inc.
        Employee Stock Ownership and Tax Deferred Savings Plan.

99.5*   Second Amendment to Acceptance Insurance Companies Inc.
        Employee Stock Ownership and Tax Deferred Savings Plan.

99.6* Proxy Statement for 1994 Annual Meeting of Shareholders filed on or prior to April 30, 1994.


* Previously filed.








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
                                                     =======       =======

       As of December 31, 1993, the weighted average duration of the mortgage-backed securities is expected to be less than four years. Proceeds from sales of debt securities during the years ended December 31, 1993, 1992 and 1991 were approximately $115,339,000,
    $76,457,000 and $241,216,000, respectively. There were no sales of fixed maturity securities held for investment. Gross realized gains on sales of debt securities were approximately $2,023,000, $1,362,000 and $2,688,000, and gross realized losses on sales of debt securities were approximately $17,000, $85,000 and $506,000 during the years ended December 31, 1993, 1992 and 1991, respectively.

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

      On January 27, 1993, certain executive officers of the Company were awarded non-qualified options entitling these officers to purchase a total of 72,500 shares of the Company's Common Stock at market value on the date of grant of $8.75 per share, which are currently exercisable through January 27, 1998.

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

13. REINSURANCE

       The Company's insurance subsidiaries cede insurance to other companies under quota share, excess of risk and facultative treaties. The insurance subsidiaries also maintain catastrophe reinsurance to protect against catastrophic occurrences where claims can arise under numerous policies due to a single event. The reinsurance agreements are tailored to the various programs offered by the insurance subsidiaries. The largest amount retained in any one risk by the insurance subsidiaries during 1993 was $500,000. The insurance subsidiaries are contingently liable if the reinsurance companies are unable to meet their obligations. The methods used for recognizing income and expenses related to reinsurance contracts have been applied in a manner consistent with the recognition of income and expense on the underlying direct and assumed business. (See Note 1).

       One reinsurer, which has an A.M. Best rating of A+ (superior), accounted for approximately 9% of the reinsurance recoverable on unpaid losses and loss adjustment expenses and prepaid reinsurance premiums at December 31, 1993. No other reinsurer, except for the Federal Crop Insurance Corporation (a division of the United States Department of Agricultural) accounted for more than 5% of these balances.

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

18. INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                                                    Fully
                                                                   Primary         Diluted
                                                                     Net             Net
                                  Underwriting       Net            Income          Income
                                     Income         Income          (Loss)          (Loss)
Quarters Ended         Revenues      (Loss)         (Loss)         Per Share       Per Share

                                       (In thousands, except per share data)
1993:
  December 31           $ 43,821     $  (264)       $ 2,152          $  0.21        $  0.21
  September 30            38,460         954          2,167             0.22           0.22
  June 30                 32,581        (389)         1,715             0.20           0.20
  March 31                30,433        (107)         1,552             0.24           0.23
                        --------     -------        -------          -------        -------
                        $145,295     $   194          7,586         $   0.86 (2)    $  0.85 (2)
                        ========     =======        =======         ========        =======
1992:
  December 31           $ 24,434     $  (266)       $   814         $   0.24        $  0.24
  September 30            25,280        (695)           756             0.22           0.22
  June 30                 23,182      (2,011) (1)    (2,608) (1)       (0.76)         (0.76)
  March 31                22,136          57            129             0.04           0.04
                        --------     -------        -------         --------        -------
                        $ 95,032     $(2,915)       $  (909)        $  (0.26)       $ (0.26)
                        ========     =======        =======         ========        =======

    (1) The underwriting loss and net loss for the quarter ended June 30, 1992 was primarily due to the $2,100,000 strengthening of the Company's loss reserves for its workers' compensation and liquor liability business.

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