Form 10-Q
period 1994-06-30
ACCEPTANCE INSURANCE COMPANIES INC
filed 1994-08-12
CIK 74783

=================================================================
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549


                            FORM 10-Q


     [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1994


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

                    YES  XX        NO
                        ----          ----
The number of shares of each class of the Registrant's common stock outstanding on August 9, 1994 was:

     Class of Common Stock              No. of Shares Outstanding
  Common Stock, $.40 Par Value                 10,230,541

=================================================================

               ACCEPTANCE INSURANCE COMPANIES INC.

                            FORM 10-Q

                        TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements:

          Consolidated Balance Sheets
          June 30, 1994 (unaudited) and December 31, 1993
            (audited)

          Consolidated Statements of Operations (unaudited)
          Three Months and Six Months Ended June 30, 1994 and
            1993

          Consolidated Statements of Cash Flows (unaudited)
          Six Months Ended June 30, 1994 and 1993

          Notes to Interim Consolidated Financial Statements
            (unaudited)

     Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

PART II. OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 6.  Exhibits and Reports on Form 8-K

     Signatures

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            ACCEPTANCE INSURANCE COMPANIES INC.
                                CONSOLIDATED BALANCE SHEETS
                                      (in thousands)
                                                                June 30,      December 31,
                                                                  1994            1993
                                                               -----------    ------------
                                                               (unaudited)     (audited)
                      ASSETS
Investments:
  Fixed maturities available for sale                            $150,432       $ 95,836
  Fixed maturities held for investment                                 --         51,756
  Marketable equity securities - preferred stock                    9,972          8,445
  Marketable equity securities - common stock                       5,832          5,427
  Mortgage loans and other investments                              2,361          2,852
  Real estate                                                       3,897          4,266
  Short-term investments, at cost, which approximates
    market                                                         40,536         19,404
                                                                  -------        -------
                                                                  213,030        187,986

Cash                                                                3,476          2,894
Receivables, net                                                   66,806         48,166
Equity investment in Major Realty Corporation                       5,222          5,376
Property and equipment, net                                         3,924          3,200
Reinsurance recoverable on unpaid loss and loss adjustment
  expenses                                                         78,614         95,886
Deferred policy acquisition costs                                  17,978         11,815
Prepaid reinsurance premiums                                       19,119         15,448
Deferred tax asset                                                  6,262             --

Excess of cost over acquired net assets                            38,685         33,254
Other assets                                                        7,942          5,360
                                                                  -------        -------
     Total assets                                                $461,058       $409,385
                                                                  =======        =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss adjustment expenses                              $209,139       $211,600
Unearned premiums                                                  84,208         60,114
Amounts payable to reinsurers                                      31,230          7,186
Accounts payable and accrued liabilities                            9,285         13,343
Bank borrowings, term debt and other borrowings                    29,031         18,951
                                                                  -------        -------
     Total liabilities                                            362,893        311,194

Contingencies                                                          --             --
Minority interests                                                     --          2,474
                                                                  -------        -------
Stockholders' equity:
  Preferred stock, no par value, 5,000,000 shares
    authorized, none issued                                            --             --
  Common stock, $.40 par value, 20,000,000 shares
    authorized; 10,265,397 and 9,976,415 shares issued              4,106          3,991
  Capital in excess of par value                                  143,212        140,002
  Unrealized gain (loss) on marketable equity securities;
    and on fixed maturities available for sale, net of tax         (7,734)            66
  Accumulated deficit                                             (37,155)       (44,078)
                                                                  -------        -------
                                                                  102,429         99,981

Less:
  Treasury stock, at cost, 35,559 shares                           (1,564)        (1,564)
  Contingent stock, 240,000 shares                                 (2,700)        (2,700)
                                                                  -------        -------
     Total stockholders' equity                                    98,165         95,717
                                                                  -------        -------
     Total liabilities and stockholders' equity                  $461,058       $409,385
                                                                  =======        =======

                    The accompanying notes are an integral part of the
                        interim consolidated financial statements.

                            ACCEPTANCE INSURANCE COMPANIES INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
             for the three months and six months ended June 30, 1994 and 1993
                           (in thousands, except per share data)
                                        (unaudited)

                                                    Three Months           Six Months
                                                 ------------------    ------------------
                                                  1994       1993       1994       1993
                                                 -------    -------    -------    -------
Revenues:
  Insurance premiums earned                      $46,716    $28,042    $84,694    $54,510
  Insurance agency commissions                       949      1,107      1,802      2,046
  Net investment income                            3,040      2,760      5,677      5,265
  Net realized capital gains                         161        672        398      1,193
                                                  ------     ------     ------     ------
                                                  50,866     32,581     92,571     63,014
Costs and expenses:
  Cost of revenues:
    Insurance losses and loss adjustment
      expenses                                    34,363     20,089     60,583     39,619
    Insurance agency costs                           855      1,000      1,667      1,920
    Insurance underwriting expenses               11,167      8,342     22,296     15,387
  General and administrative expenses              1,278        594      2,349      1,084
                                                  ------     ------     ------     ------
                                                  47,663     30,025     86,895     58,010
                                                  ------     ------     ------     ------
Operating profit                                   3,203      2,556      5,676      5,004
                                                  ------     ------     ------     ------

Other income (expense):
  Interest expense                                  (371)      (534)      (699)    (1,238)
  Share of net loss of investee                      (71)       (82)      (154)      (223)
  Other, net                                          58        (83)        45        (91)
                                                  ------     ------     ------    -------
                                                    (384)      (699)      (808)    (1,552)

Income before income taxes and minority
  interests                                        2,819      1,857      4,868      3,452

Current tax expense                                   65         90         65         90
Deferred tax benefit                              (2,200)        --     (2,200)        --

Minority interests in net income of
  consolidated subsidiaries                           --         52         80         95
                                                  ------     ------     ------     ------
Net income                                       $ 4,954    $ 1,715    $ 6,923    $ 3,267
                                                  ======     ======     ======     ======
Earnings per share:
  Primary                                        $   .41    $   .20    $   .61    $   .44
                                                  ======     ======     ======     ======

  Fully diluted                                  $   .40    $   .20    $   .59    $   .43
                                                  ======     ======     ======     ======

                    The accompanying notes are an integral part of the
                        interim consolidated financial statements.

                            ACCEPTANCE INSURANCE COMPANIES INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      for the six months ended June 30, 1994 and 1993
                                      (in thousands)
                                        (unaudited)

                                                                  1994            1993
                                                               -----------    ------------
Cash flows from operating activities:
  Net income                                                     $  6,923       $  3,267
  Net adjustment to reconcile net income to net cash provided
    by operating activities                                        20,990         22,384
                                                                  -------        -------
      Net cash provided by operating activities                    27,913         25,651
                                                                  -------        -------
Cash flows from investing activities:
  Proceeds from sales of investments                                  641          1,067
  Proceeds from sales of investments available for sale            13,631         58,173
  Proceeds from maturities of investments                             508            864
  Proceeds from maturities of investments held for investment          --          1,848
  Proceeds from maturities of investments available for sale       11,162          5,119
  Purchases of investments                                         (5,731)        (4,829)
  Purchases of investments available for sale                     (41,125)       (99,721)
  Purchases of property and equipment                                (678)          (380)
                                                                   ------         ------
     Net cash used for investing activities                       (21,592)       (37,859)
                                                                   ------         ------
Cash flows from financing activities:
  Repayments of bank borrowing                                    (18,597)        (1,750)
  Proceeds from bank borrowings                                    29,000             --
  Repayments of term debt, other borrowings and notes
    payable to affiliates                                            (323)       (10,190)
  Minority interests                                                    7            814

  Proceeds from issuance of common stock                              225         31,163
  Other                                                              (340)            --
                                                                   ------         ------

     Net cash provided by financing activities                      9,972         20,037
                                                                   ------         ------

Net increase (decrease) in cash and short-term investments         16,293          7,829
Cash and short-term investments at beginning of period             17,561         12,471
                                                                   ------         ------

Cash and short-term investments at end of period                 $ 33,854       $ 20,300
                                                                  =======        =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                       $    572       $  1,615
                                                                  =======        =======

  Cash paid during the period for income taxes                   $     58       $    109
                                                                  =======        =======

Non-cash financing activities:
  Notes payable to affiliates converted to equity                $     --       $  7,000
                                                                  =======        =======

  Issuance of common stock for merger with Statewide             $  3,100       $     --
                                                                  =======        =======

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


     Management's Opinion

     The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company's financial position as of June 30, 1994 and December 31, 1993, and the results of operations for the three months and six months ended June 30, 1994 and 1993 and cash flows for the six months ended June 30, 1994 and 1993.

     Statements of Cash Flows

     The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of June 30, 1994 approximately $10,158,000 of short-term investments had a maturity date at acquisition of greater than three months.

     Excess of Cost Over Acquired Net Assets

     The excess of cost over equity in acquired net assets is being amortized principally using the straight-line method over periods not exceeding 40 years. Recoverability of this asset is evaluated periodically based on Management's estimate of future undiscounted earnings of the businesses acquired.

     Reclassifications

     Certain prior year accounts have been reclassified to conform with current period presentation.

2.   Statewide Merger:

     On March 31, 1994, the Company entered into an Agreement and Plan of Merger with Statewide Insurance Corporation ("Statewide"), the exclusive general agent for the Company's non-standard automobile insurance program underwritten by Phoenix Indemnity Insurance Company ("Phoenix Indemnity"), and the owner of 20% of the outstanding shares of common stock of Phoenix Indemnity, pursuant to which the Company acquired by merger (the "Merger") Statewide (except for certain assets and liabilities relating to its agency operations other than the non-standard automobile program which were divested prior to the merger). The Merger was effective at the beginning of business on April 1, 1994.


     The purchase price of approximately $3.1 million, comprised of approximately 266,000 shares of the Company's common stock, was allocated based upon the estimated fair market value of assets acquired and liabilities assumed. The purchase price in excess of the fair market value of the net assets acquired is being amortized using the straight-line method over 40 years.

3.   Per Share Data:

     Primary earnings per share and fully diluted earnings per share are based on the weighted average shares outstanding of approximately 13.5 million and 13.7 million, respectively, for the three months ended June 30, 1994 and approximately 11.9 million and 12.1 million, respectively, for the three months ended June 30, 1993. Primary earnings per share and fully diluted earnings per share are based on the weighted average shares outstanding of approximately
     13.3 million and 13.5 million, respectively, for the six months ended June 30, 1994 and approximately 10.3 million and 11.2 million, respectively, for the six months ended June 30, 1993. Included in weighted average shares outstanding is the assumed conversion of all outstanding options and warrants utilizing the treasury stock method with appropriate adjustment to net income attributable to the assumed use of proceeds.

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

     At January 1, 1994 and June 30, 1994 all debt and equity securities were classified as available for sale. Available for sale securities are stated at fair value with the unrealized gains and losses reported as a separate component of stockholders' equity.

     The amortized cost and related market values of debt and equity securities in the accompanying balance sheets are as follows (in thousands):

                                                  Gross         Gross
                                     Amortized  Unrealized    Unrealized     Market
                                       Cost       Gains         Losses       Value
                                     ---------  ----------    ----------     ------
June 30, 1994:
 Fixed maturities available
   for sale:
   U.S. Treasury and
     government securities           $ 34,969     $   53       $ 1,226      $ 33,796
   States, municipalities and
     political subdivisions            33,415          9           995        32,429
   Mortgage-backed securities          75,198        386         8,554        67,030
   Other debt securities               17,433        177           433        17,177
                                      -------      -----        ------       -------
                                     $161,015     $  625       $11,208      $150,432
                                      =======      =====        ======       =======

 Marketable equity securities
   available for sale -
   preferred stock                   $ 10,484     $   12       $   524      $  9,972
                                      =======      =====        ======       =======

 Marketable equity securities
   available for sale -
   common stock                      $  6,069     $  355       $   592      $  5,832
                                      =======      =====        ======       =======
December 31, 1993:
 Fixed maturities held for
   investment:
    U.S. Treasury and government
      securities                     $  9,076     $  360       $    --      $  9,436
    States, municipalities and
      political subdivisions              504         26            --           530
    Mortgage-backed securities         33,070      1,330            81        34,319

    Other debt securities               9,106        663            --         9,769
                                      -------      -----        ------       -------
                                     $ 51,756     $2,379       $    81      $ 54,054
                                      =======      =====        ======       =======

  Fixed maturities available for
    sale:
    U.S. Treasury and government
      securities                     $ 17,379     $  241       $   206      $ 17,414
    States, municipalities and
      political subdivisions           33,370        407             4        33,773
    Mortgage-backed securities         40,687        302           203        40,786
    Other debt securities               4,400         88            11         4,477
                                      -------      -----        ------       -------
                                     $ 95,836     $1,038       $   424      $ 96,450
                                      =======      =====        ======       =======

  Marketable equity securities -
    preferred stock                  $  8,367     $  179       $   101      $  8,445
                                      =======      =====        ======       =======

  Marketable equity securities -
    common stock                     $  5,439     $  347       $   359      $  5,427
                                      =======      =====        ======       =======
/TABLE

5.   Insurance Premiums and Claims

     Insurance premiums written and earned by the Company's insurance subsidiaries for the three months and six months ended June 30, 1994 and 1993 are as follows (in thousands):

                              Three Months        Six Months
                            ----------------- ------------------
                              1994     1993     1994      1993
                            -------- -------- --------- --------
Direct premiums written     $94,077  $40,872  $168,347  $80,107
Assumed premiums written      5,246      349     6,395    1,338
Ceded premiums written      (41,691)  (9,470)  (69,623) (18,346)
                             ------   ------   -------   ------
  Net premiums written      $57,632  $31,751  $105,119  $63,099
                             ======   ======   =======   ======

Direct premiums earned      $81,705  $38,440   144,487   75,221
Assumed premiums earned       5,256      605     6,159    2,287
Ceded premiums earned       (40,245) (11,003) (65,952)  (22,998)
                             ------   ------   ------    ------
  Net premiums earned       $46,716  $28,042  $84,694   $54,510
                             ======   ======   ======    ======

     Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $30,828,000 and $47,962,000 for the three months and six months ended June 30, 1994, respectively.

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

     At June 30, 1994, the Company had $29 million outstanding under this arrangement. The proceeds were used to retire bank borrowings and accrued interest of $17.7 million and to provide capital for insurance subsidiaries. On June 6, 1994 the Company elected LIBOR plus 1.25% percent or 6% through September 6, 1994.

7.   Income Taxes:

     The Company adopted Statement of Financial Accounting
     Standards (SFAS) No. 109 "Accounting for Income Tax", effective January 1, 1993.

     SFAS No. 109 requires that the Company recognize a deferred tax asset for all temporary differences and net operating loss carryforwards and a related valuation allowance account
     when realization of the asset is uncertain.   The Company
     had reported pre-tax losses from 1989 through 1992.
     Although the circumstances that generated these losses were not indicative of operating income, management was uncertain of future earnings and recorded the related !valuation allowance account.

     The Company has reported eight consecutive quarters with pre-tax earnings. The Company has generated AMT credit carryforwards and has reduced its net operating loss carryforwards in 18 months by $3.9 million. Managment continued assessing the weight of evidence at each balance sheet and believes now it is more likely than not the Company will realize a portion of the deferred tax asset. The Company has reduced the valuation allowance by approximately $6.3 million.

     Net operating loss carryforwards
       expiring in varying amounts through 2006        $ 1,372
     Unpaid losses and loss adjustment expenses          6,852
     Unearned premiums                                   4,426
     Allowances for doubtful accounts                      902
     Unrealized loss on marketable equity securities       255
     Unrealized loss on fixed maturities
       available for sale                                3,598
     Major Realty basis difference                       7,584
                                                        ------
           Deferred tax asset                           24,989
                                                        ------

     Deferred policy acquisition costs                  (6,113)
     Other                                                (695)
                                                        ------
           Deferred tax liability                       (6,808)
                                                        ------

                                                        18,181
     Valuation allowance                               (11,919)
                                                        ------

     Net deferred tax asset                            $ 6,262
                                                        ======

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

RESULTS OF OPERATIONS

         Three months and six months ended June 30, 1994
   Compared to three months and six months ended June 30, 1993

The Company's net income increased by 188.9% and 111.9% during the three and six months ended June 30, 1994 as compared to similar periods during 1993. The principal components of this increase in net income were an increase in insurance premiums earned, improvement in the Company's combined underwriting loss and expense ratios, an increase in investment income, a reduction in interest expense and a deferred tax benefit. These positive additions to net income were partially offset by reductions in the Company's net realized capital gains, as well as an increase in the general and administrative expense of the Company.

Insurance premiums earned increased 66.6% and 55.4% respectively in the three and six months ended June 30, 1994 as compared to the same periods a year earlier. This increase resulted primarily from an increase in the direct premiums written by the Company. The principal components of this increase in direct written premiums were premiums written by The Redland Group, which was acquired in the third quarter of 1993, and an increase in premiums written by the Company's general agency division, primarily resulting from the expansion of this division through the establishment of a new branch office in Scottsdale, Arizona in August of 1993. These new operations accounted for over 90% of the increase in direct premiums written during the first half of 1994 as compared to the same period in 1993.

The increase in premium revenue was also accompanied by an improvement in the Company's underwriting combined loss and expense ratio during both the three and six months ended June 30, 1994. This improvement can be attributed to the addition of the operations of The Redland Group and the operations of the Company's nonstandard automobile unit, Phoenix Indemnity. While the combined ratios of the other Company operations approximated 102% during all periods being compared, the combined loss and expense ratio for Phoenix Indemnity fell from 98.4% and 98.8% during the three and six months ended June 30, 1993 to 92.6% and 95.1% during the same periods in 1994. In addition, the Redland operations recorded a combined ratio of 91.1% and 89.0% during the three and six months ended June 30, 1994. The seasonal and short term nature of the business written by The Redland Group produces more volatility in the operating ratios on a quarter to quarter basis than have historically been present in the operations of the Company. For example, during the first three months of 1994, The Redland Group's loss ratios were lower during a period when loss activity is historically lower in rural communities, but elevated during the second quarter as storm activity as well as business activity, increased in the rural communities where Redland writes the majority of its business.
On the other hand, Redland's expense ratios were higher during the first quarter when little or no crop insurance was written, but during the second quarter of 1994 ceded commissions from large quota share treaties benefited The Redland Group's expense ratio reducing net expenses. The effect of these ceding commissions can be seen in the Company's expense ratio which fell from 29.7% and 28.2% during the three and six months period ended June 30, 1993, when no Redland operations were included, compared to 23.9% and 26.3% during the three and six months ended June 30, 1994.

While the Company's investment yield fell slightly from 6.50% and 6.69% respectively during the three and six months ended June 30, 1993 to 6.13% and 5.92% during the same periods of 1994, the average size of the investment portfolio increased from approximately $157 million during the six months ended June 30, 1993 to approximately $192 million during the same period in 1994. The net effect was an increase in investment income of approximately 10.1% and 7.8% during the three and six months ended June 30, 1994 as compared to the same periods a year earlier. This increase in investment income was offset, however, by a reduction in realized capital gains. During the three and six months ended June 30, 1994 realized capital gains were reduced by $511,000 and $795,000 respectively from the similar periods a year earlier. This reduction in realized capital gains resulted from the upward shift in the prevailing interest rates during the first half of 1994 as compared to a decline in interest rates during the similar period in 1993. The decline during 1993 created opportunities for the Company to realize selected gains within its portfolio whereas the rising interest rate environment of 1994 provided little opportunity for realized gains in the portfolio.

The Company's general and administrative expenses increased 115% and 117% respectively during the three and six months ended June 30, 1994 compared with the same periods during 1993. This increase resulted primarily from the addition of the general and administrative expenses of The Redland Group, as well as the need to increase staff and systems at the holding company level in order to monitor the larger operations of the Company during 1994. Since the general and administrative expenses of The Redland Group were included in the Company's results beginning with the third quarter of 1993, the Company does not expect to see increases in general and administrative expenses of the same magnitude during future reporting periods. The Company does expect that the general increase in the Company's size will result in some increase in general and administrative expenses in future periods, but at a more modest level.

During the first half of 1993, the Company's interest expense was effected by higher interest rates under bridge notes outstanding during that period. These notes were retired or converted to equity during 1993, and therefore, the Company's average interest expense rate was lower for the first half of 1994 as compared to the first half of 1993. At the same time, the Company's outstanding loan balances have increased during the second quarter of 1994. The Company borrowed an additional $7 million on March 31, 1994 and an additional $4 million on June 30, 1994 from its line of credit. These amounts were used to infuse capital into the Company's operating insurance company subsidiaries. Thus, it is expected with these increased borrowings that the Company's interest expense will increase during subsequent quarters.

The Company's net income benefited from a deferred tax benefit of $2.2 million during the three and six months ended June 30, 1994. No such deferred tax benefit was realized during the three and six months ended June 30, 1993. This deferred tax benefit resulted from the Company meeting the realizability test under SFAS No. 109, "Accounting for Income Taxes," adopted by the Company in January 1993. SFAS No. 109 requires that the Company recognize a deferred tax asset for all temporary differences and net operating loss carryforwards and a related valuation allowance account when realization of the asset is uncertain.
The Company had reported pre-tax losses from 1989 through 1992. Although the circumstances that generated these losses were not indicative of operating income, management was uncertain of future earnings and recorded the related valuation allowance account. The Company has reported eight consecutive quarters with pre-tax earnings. The Company has generated Alternative Minimum Tax credit carryforwards and has reduced its net operating loss carryforwards in 18 months by $3.9 million. Management continued assessing the weight of evidence at each balance sheet and believes now it is more likely than not the Company will realize a portion of the deferred tax asset. The deferred tax benefit of $2.2 million in the three and six months ended June 30, 1994 is the portion of the deferred tax asset that is estimated to be realized in future years.

LIQUIDITY AND CAPITAL RESOURCES

The Company has included a discussion of the liquidity and capital resources requirements of the Company and the Company's insurance subsidiaries.

The Company - Parent Only

Historically, dividends from the insurance subsidiaries have not been available to the Company because of restrictive covenants set forth in the term and revolving loan agreements of the Company's insurance subsidiaries which prohibited dividends from the insurance subsidiaries to the Company without the expressed consent from the holders of the debt obligations. In March 1994, the Company agreed to amend its borrowing arrangements with its bank lenders. The new arrangements transferred the debt obligations from the holding companies of the insurance subsidiaries to the parent company. At such time, the new loan agreements no longer imposed restrictions on dividends from the insurance subsidiaries to the Company. The new loan agreement is structured as a $35 million line of credit with interest payable quarterly at the Company's option of the prime rate or at LIBOR plus a margin of 1% to 1.75% depending on the Company's debt to equity ratio. The line of credit will mature in four years and may be extended to five years by the bank lenders.

On March 31, 1994, the Company borrowed $25 million under the agreement. The proceeds were used to retire bank borrowings and accrued interest of $17.7 million and to provide capital for the insurance subsidiaries. On June 30, 1994 the Company borrowed an additional $4 million under the agreement, the proceeds of which were used to provide capital for the insurance subsidiaries.

In addition, dividends from the insurance subsidiaries of the Company are regulated by the state regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to parent companies to certain statutorily approved limits. As of June 30, 1994, the statutory limitations on dividends from insurance company subsidiaries to the parent without further insurance department approval were approximately $3.4 million. In addition to available dividends, the parent company may receive additional liquidity from cash flows from the agency, premium finance and claim service operations of its noninsurance company subsidiaries.

Insurance Subsidiaries

The Company's insurance subsidiaries are highly liquid and are able to meet their cash requirements on a timely basis. During the first quarter of 1994, the Company retired all debt of the insurance subsidiary holding companies as described above. Thus, at June 30, 1994, the insurance subsidiaries had no outstanding debt obligations.

On a longer term basis, principal liquidity needs of the insurance company subsidiaries are to fund loss payments and loss adjustment expenses required in the operation of its insurance business. Primarily, the available sources to fund these obligations are new premiums received and, to a lesser extent, cash flows from the Company's portfolio operations. The Company monitors it cash flow carefully and attempts to maintain its portfolio at a duration which approximates the estimated cash requirements for loss and loss adjustment expenses. The seasonal nature of the Company's crop business generates a reverse cash flow with acquisition costs in the first part of the year, losses being paid over the summer months, and the related premiums not collected until after the fall harvest. The cash flows from the crop programs are similar in nature to cash flows in the farming business.

The National Association of Insurance Commissioners (NAIC) has released its proposed risk-based capital formula for property and casualty insurance companies. The risk-based capital initiative is designed to enhance the current regulatory framework for the evaluation of the capital adequacy of a property and casualty insurer. The formula requires an insurer to compute the amount of capital necessary to support the elements of risk in (a) assets (default and market decline), (b) credit (ceded reinsurance recoverables), (c) off balance sheet/growth risk, (d) loss and loss adjustment expense reserves (adverse development), and (e) premium/price risk (combined ratio). The Company's five insurance subsidiaries have reviewed and applied the proposed NAIC formula for the 1993 year and have met these requirements. Since the formula established by the proposed risk-based capital rules are yet to be adopted by any of the states in which the insurance subsidiaries are domiciled, it is uncertain the extent to which these rules will be made applicable to the Company.

Changes in Financial Condition

Continued growth in the Company's direct written premiums placed greater leverage on the Company's balance sheet as the Company's assets increased by 12.6% from December 31, 1993 to June 30, 1994 while stockholder's equity increased only 2.6% for the same period of time. In addition, the Company's insurance subsidiaries are required by state regulatory authorities to maintain certain levels of policyholder's surplus in relationship to the amount of direct and net premiums written. Rating agencies, such as A.M. Best & Company, also use certain leverage and liquidity ratios in rating the Company's insurance company subsidiaries. The Company believes that its current equity position in relation to premiums written is adequate to maintain its current status with state regulatory agencies as well as independent rating agencies, but continued growth could impact the ability of the Company to maintain future growth. Accordingly, the Company believes that it may need to seek additional capital in the future, and therefore, the Company is studying various alternatives for raising such additional capital funds. No definitive plan has yet been adopted by the Company for such fund raising activities.

As mentioned above, the Company's unrealized gain or loss on marketable equity securities and fixed maturities available for sale, net of tax, changed from a $66,000 gain as of December 31, 1993 to an approximate $7.7 million loss as of June 30, 1994. Such change was caused by the general upward movement in the interest rate environment. The change in the valuation of the Company's portfolio approximated the percentage change in the valuation of the Five Year U.S. Treasury Notes during the same period. The Company, however, has excellent liquidity in its investment portfolio and does not expect to realize any of the unrealized losses in its portfolio during the foreseeable future (see Recent Statements of Financial Accounting Standards).

On March 31, 1994, the Company entered into an agreement and plan of merger with Statewide Insurance Corporation, the exclusive general agent for the company's nonstandard automobile insurance program underwritten by Phoenix Indemnity Insurance Company ("Phoenix Indemnity"), and the owner of 20% of the outstanding shares of common stock of Phoenix Indemnity pursuant to which the Company acquired by merger (the "Merger") Statewide (except for certain assets and liabilities pertaining to its agency operation other than the nonstandard automobile program which were divested prior to the Merger). The Merger was effective at the beginning of business on April 1, 1994, thus eliminating any minority interests on the Company's June 30, 1994 balance sheet as well as increasing the issued shares by approximately 266,000.

Consolidated Cash Flows

Cash flows from operations for the six months ended June 30, 1994 were a positive $27.9 million as compared to a positive $25.6 million for the first six months of 1993. Cash flows from operating activities during the first six months of 1994 were positively impacted by the net income of the Company, growth in casualty lines of business and changes in the Company's reinsurance structure whereby the Company retained more of its business for its own account. Cash flows from financing activities for the first six months of 1994 were primarily impacted by the restructuring of the Company's bank borrowings as described earlier.

Inflation

The Company does not believe that inflation has had a material impact on its financial condition or the results of operation.

Recent Statements of Financial Accounting Standards

One January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In conjunction with the adoption of SFAS 115, the Company reclassified its debt and equity securities to meet the requirements of the statement.
SFAS 115 requires investments in debt and equity securities to be classified at acquisition into one of three categories; held to maturity, available for sale, or trading. Securities are classified as trading when they are bought and held principally for the purpose of selling them in the near future. Securities are classified as available for sale when the securities may be sold from time to time to effectively manage interest rate exposure and liquidity needs. Securities are classified as held to maturity when the Company has a positive intent and an ability to hold the securities until maturity.

At January 1, 1994 and June 30, 1994, all debt and equity securities were classified as available for sale. Available for sale securities are stated at fair market value with the unrealized gains and losses reported as a separate component of stockholders' equity. At June 30, 1994, the Company had an unrealized loss on these securities, net of taxes, of approximately $7.7 million.

               ACCEPTANCE INSURANCE COMPANIES INC.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

          The Registrant's Annual Meeting of shareholders was held May 24, 1994, and the following matters were submitted to a vote of shareholders at such Annual
          Meeting.

          At the Annual Meeting, nine Director nominees were elected by shareholders to serve as Directors until the next Annual Meeting of shareholders, and until their successors are named. The number of votes voted for each such Director and the number of votes withheld for each Director is set forth below:

          NAME                               NUMBER OF VOTES
          ----                         -------------------------
                                          FOR           WITHHELD
                                       ---------        --------
          Jay A. Bielfield             8,518,368         20,433
          Kenneth C. Coon              8,518,418         20,383
          Edward W. Elliott, Jr.       8,517,202         21,599
          Robert LeBuhn                8,516,817         21,984
          Michael R. McCarthy          8,518,343         20,458
          John P. Nelson               8,518,343         20,458
          R.L. Richards                8,517,343         21,458
          David L. Treadwell           8,516,463         22,338
          Doug T. Valassis             8,517,631         21,270

          Each nominee received at least 99.7% of the votes cast.

          At such Annual Meeting, there was submitted to shareholders a proposal to approve amendments to the Registrant's 1992 Incentive Stock Option Plan and the Employee Stock Purchase Plan, in the form of such amended Plans submitted with proxy materials for the Annual Meeting. The amended Plans were approved by shareholders by the following vote:

                             FOR   8,429,554
                         AGAINST      67,169
                         ABSTAIN      42,078
                         NO VOTE           0

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


                              ACCEPTANCE INSURANCE COMPANIES INC.

                              /s/ Kenneth C. Coon
August 12, 1994               ___________________________________
                              Kenneth C. Coon
                              Chief Executive Officer


                              /s/ Georgia M. Mace
August 12, 1994               ___________________________________
                              Georgia M. Mace
                              Treasurer and Chief Accounting
                               Officer

               ACCEPTANCE INSURANCE COMPANIES INC.
                  QUARTERLY REPORT ON FORM 10-Q
             FOR THE SIX MONTHS ENDED JUNE 30, 1994

                          EXHIBIT INDEX

NUMBER    EXHIBIT DESCRIPTION

10.1 $35,000,000 Credit Agreement By and Among Acceptance Insurance Companies Inc., NBD Bank, N.A., First National Bank of Omaha, FirsTier Bank, N.A., Comerica Bank and NBD Bank, N.A., As Agent, dated as of March 31, 1994. Incorporated by reference to Exhibit 10.1 to Acceptance Insurance Companies Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 1994.

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

99.6      Acceptance Insurance Companies Inc. Amended 1992
          Incentive Stock Option Plan. Incorporated by reference to Acceptance Insurance Companies Inc. Proxy Statement filed on or about April 29, 1994.

99.7      Acceptance Insurance Companies Inc. Amended Employee
          Stock Purchase Agreement.  Incorporated by reference to
          Acceptance Insurance Companies Inc. Proxy Statement filed on or about April 29, 1994.