Form 10-K/A
period 1993-12-31
ACCEPTANCE INSURANCE COMPANIES INC
filed 1994-08-26
CIK 74783

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
            PURSUANT TO RULE 901(d) OF REGULATION S-T

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K/A-2
                       AMENDMENT NO. 2

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
     Par Value


               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 1994 Annual Meeting of Shareholders are incorporated by reference into Part III and the Exhibit Index. Exhibits in Registrant's Annual Reports on Form 10-K for the fiscal years ended December 31, 1992, 1991 and 1990; in Registrant's Registration Statement on Form S-1, Registration No. 33-53730; Registrant's Quarterly Reports on Form 10-Q for the periods ended May 31, 1990, November 30, 1990, and March 16, 1992; are incorporated by reference in the Exhibit Index.

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

     Also effective March 31, 1994, the Company revised its loan agreements with a group of lender banks from $23.5 million in term loans to a revolving credit facility in the aggregate principal amount of $35 million due March 31, 1998, or (if agreed to in writing by the lender banks on or before March 31, 1995) March 31, 1999. The Company utilized $6 million of additional loan proceeds as a contribution to the surplus of one of its insurance subsidiaries, Redland Insurance Company, and anticipates utilizing additional loan proceeds of $4 million to contribute to the surplus of another of its insurance subsidiaries, Phoenix Indemnity Insurance Company. See "Business
- - - Uncertainties Affecting the Insurance Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Additional Capital Needs," for a discussion of the Company's need for capital to fund its insurance operations.

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

[/CAPTION]
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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company beneficially owns 33.1% of the common stock of Major Realty Corporation. Until September 25, 1992, the Company owned 50.77% of the common stock of The Major Group, Inc. ("Major Group"), a party to a Management and Advisory Agreement (the "Advisory Agreement") with Major Realty, as described below. On September 25, 1992, Major Group was merged into a wholly-owned subsidiary of the Company. Messrs. Bielfield, Coon, McCarthy & Treadwell are directors of both the Company and Major Realty. George F. Valassis, beneficial owner of approximately 17.8% of the Company's common stock, owns beneficially approximately 9.7% of the Major Group common stock. Mr. Valassis is the father of Doug T. Valassis, a director of the Company. By virtue of such positions with or interest in Major Realty, and/or previously with Major Group, such persons may have a material indirect interest in the transactions described below between the Company or Major Group and Major Realty.

     The Advisory Agreement was entered into in September 1990 and provided that Major Group furnished to Major Realty certain real estate advisory services and day-to-day managerial and administrative services and personnel. The Advisory Agreement was terminated in March 1992 at which time there were unpaid advisory fees and termination fees in the aggregate amount of $1,514,581 owed by Major Realty to Major Group. Major Realty issued to Major Group two 12% promissory notes convertible into Major Realty common stock, one in the principal amount of $1 million, and the second in the amount of $514,581 representing its obligation under the terminated Advisory Agreement.

     In September 1992, the Major Realty promissory notes were assigned by Major Group to the Company in satisfaction of certain obligations of Major Group to the Company. At December 31, 1993, the unpaid principal balance of the Major Realty promissory notes was $137,000 and $267,000, respectively. In the year ended December 31, 1993, Major Realty paid an aggregate of $773,965 in principal to the Company under such notes.


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

ACCEPTANCE INSURANCE COMPANIES INC.

     /s/ Kenneth C. Coon
By __________________________________   Dated:  August 26, 1994
     Kenneth C. Coon
     Chairman and Chief Executive Officer

     /s/ Georgia M. Mace
By __________________________________   Dated:  August 26, 1994
     Georgia M. Mace
     Treasurer and Chief Accounting Officer

               ACCEPTANCE INSURANCE COMPANIES INC.
                 ANNUAL REPORT ON FORM 10-K/A-2
               FISCAL YEAR ENDED DECEMBER 31, 1993

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

8 Opinion of Deloitte & Touche LLP, Accountants and Auditors for the Registrant, dated October 21, 1992, relating to tax matters. Incorporated by reference to
        Exhibit 5.2 to the Stoneridge Resources, Inc. (now, by change of name, Acceptance Insurance Companies Inc.) Registration Statement on Form S-1, Registration No. 33-53730.

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

21*     Subsidiaries of the Registrant.

23.1    Consent of Deloitte & Touche LLP.

23.2*   Report on schedules of Deloitte & Touche LLP.

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

99.4*   First Amendment to Acceptance Insurance Companies Inc.
        Employee Stock Ownership and Tax Deferred Savings Plan.

99.5*   Second Amendment to Acceptance Insurance Companies Inc.
        Employee Stock Ownership and Tax Deferred Savings Plan.

99.6* Proxy Statement for 1994 Annual Meeting of Shareholders filed on or prior to April 30, 1994.


99.7    Acceptance Insurance Companies Inc. Amended 1992
        Incentive Stock Option Plan. Incorporated by reference to Acceptance Insurance Companies Inc. Proxy Statement filed on or about April 29, 1994.

99.8    Acceptance Insurance Companies Inc. Amended Employee
        Stock Purchase Agreement.  Incorporated by reference to
        Acceptance Insurance Companies Inc. Proxy Statement filed on or about April 29, 1994.


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

11. RELATED PARTY TRANSACTIONS

       Included in real estate revenues for the years ended December 31, 1992 and 1991, is fee income totaling approximately $1,522,000 and $1,850,000, respectively, for real estate advisory services provided by Major Group to Major Realty. Revenues for the year ended December 31, 1992 included a non-recurring fee of $925,000 associated with the settlement and termination of the advisory agreement in March 1992, effective January 1, 1992. As part of the termination and settlement agreement, Major Realty issued two promissory notes aggregating $1,514,581 to Major Group representing payment of all deferred fees and interest thereon and payment of the termination fee. The promissory notes bear interest at 12%, mature in 1997 and are collateralized by second and third mortgages on certain real property owned by Major
    Realty. One note, on which principal and accrued interest totals approximately $143,000 at December 31, 1993, is convertible into Major Realty common stock at any time, while the remaining note, on which principal and accrued interest totals approximately $278,000 at December 31, 1993, may be converted into Major Realty common stock beginning March 1995. Four members of the Board of Directors of the Company also serve on the Board of Directors of Major Realty.

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