Form 10-Q
period 1994-09-30
ACCEPTANCE INSURANCE COMPANIES INC
filed 1994-11-14
CIK 74783

- ----------------------------------------------------------------
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549


FORM 10-Q


     [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1994


                               OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-7461

               ACCEPTANCE INSURANCE COMPANIES INC.
     (Exact name of registrant as specified in its charter)

           Delaware                             31-0742926
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)           (Identification Number)

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

                    YES  XX        NO
                        ----          ----

The number of shares of each class of the Registrant's common stock outstanding on October 28, 1994 was:

     Class of Common Stock          No. of Shares Outstanding
  Common Stock, $.40 Par Value             10,231,797


- ----------------------------------------------------------------

               ACCEPTANCE INSURANCE COMPANIES INC.

                            FORM 10-Q

                        TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements:

          Consolidated Balance Sheets
          September 30, 1994 (unaudited) and December 31, 1993
          (audited)

          Consolidated Statements of Operations (unaudited)
          Three Months and Nine Months Ended September 30, 1994
          and 1993

          Consolidated Statements of Cash Flows (unaudited)
          Nine Months Ended September 30, 1994 and 1993

          Notes to Interim Consolidated Financial Statements
          (unaudited)

     Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

PART II. OTHER INFORMATION

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            ACCEPTANCE INSURANCE COMPANIES INC.
                                CONSOLIDATED BALANCE SHEETS
                                      (in thousands)
                                                             September 30,   December 31,
                                                                 1994            1993
                                                             -------------   ------------
                                                              (unaudited)     (audited)
                  ASSETS
Investments:
  Fixed maturities available for sale                          $ 151,769      $  95,836
  Fixed maturities held for investment                              -            51,756
  Marketable equity securities - preferred stock                   9,748          8,445
  Marketable equity securities - common stock                      6,752          5,427
  Mortgage loans and other investments                             2,320          2,852
  Real estate                                                      3,894          4,266
  Short-term investments, at cost, which approximates
    market                                                        52,905         19,404
                                                               ----------     ----------
                                                                 227,388        187,986

Cash                                                               6,562          2,894
Receivables, net                                                 106,510         37,338
Reinsurance recoverable on paid loss and adjustment
  expenses                                                        21,420         10,828
Equity investment in Major Realty Corporation                      5,157          5,376
Property and equipment, net                                        4,087          3,200
Reinsurance recoverable on unpaid loss and adjustment
  expenses                                                        92,072         95,886
Deferred policy acquisition costs                                 19,401         11,815
Prepaid reinsurance premiums                                      21,386         15,448
Deferred tax asset                                                 8,537           -
Excess of cost over acquired net assets                           38,400         33,254
Other assets                                                       4,245          5,360
                                                               ----------     ----------
     Total assets                                              $ 555,165      $ 409,385
                                                               ==========     ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss adjustment expenses                            $ 229,080      $ 211,600
Unearned premiums                                                 91,664         60,114
Amounts payable to reinsurers                                     83,364          7,186
Accounts payable and accrued liabilities                          19,606         13,343
Bank borrowings, term debt and other borrowings                   29,000         18,951
                                                               ----------     ----------
     Total liabilities                                           452,714        311,194

Contingencies                                                       -              -
Minority interests                                                  -             2,474
                                                               ----------     ----------

Stockholders' equity:
  Preferred stock, no par value, 5,000,000 shares
    authorized, none issued                                         -              -
  Common stock, $.40 par value, 20,000,000 shares
    authorized; 10,266,481 and 9,976,415 shares issued             4,107          3,991
  Capital in excess of par value                                 143,222        140,002
  Unrealized gain (loss) on marketable equity securities;
    and on fixed maturities available for sale, net of tax        (9,785)            66
  Accumulated deficit                                            (30,829)       (44,078)
                                                               ----------     ----------
                                                                 106,715         99,981
Less:
  Treasury stock, at cost, 35,559 shares                          (1,564)        (1,564)
  Contingent stock, 240,000 shares                                (2,700)        (2,700)
                                                               ----------     ----------
     Total stockholders' equity                                  102,451         95,717
                                                               ----------     ----------
     Total liabilities and stockholders' equity                $ 555,165      $ 409,385
                                                               ==========     ==========

                    The accompanying notes are an integral part of the
                        interim consolidated financial statements.

                            ACCEPTANCE INSURANCE COMPANIES INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
          for the three months and nine months ended September 30, 1994 and 1993
                           (in thousands, except per share data)
                                        (unaudited)

                                               Three Months         Nine Months
                                            ------------------  -------------------
                                              1994      1993      1994       1993
                                            --------  --------  ---------  --------
Revenues:
  Insurance premiums earned                 $63,425   $34,438   $148,119   $88,948
  Insurance agency commissions                  837       952      2,639     2,998
  Net investment income                       3,553     2,475      9,230     7,740
  Net realized capital gains                    101       595        499     1,788
                                            --------  --------  ---------  --------
                                             67,916    38,460    160,487   101,474
                                            --------  --------  ---------  --------

Costs and expenses:
  Cost of revenues:
    Insurance losses and loss adjustment
      expenses                               45,207    28,202    105,790    67,821
    Insurance agency costs                      755       988      2,422     2,908
    Insurance underwriting expenses          13,719     5,282     36,015    20,669
  General and administrative expenses         1,372     1,066      3,721     2,150
                                            --------  --------  ---------  --------
                                             61,053    35,538    147,948    93,548
                                            --------  --------  ---------  --------
Operating profit                              6,863     2,922     12,539     7,926
                                            --------  --------  ---------  --------

Other income (expense):
  Interest expense                             (461)     (627)    (1,160)   (1,865)
  Share of net loss of investee                 (65)      (40)      (219)     (263)
  Other, net                                    (11)       50         34       (41)
                                            --------- --------- ---------  ---------
                                               (537)     (617)    (1,345)   (2,169)
                                            --------- --------- ---------  ---------
Income before income taxes and minority
  interests                                   6,326     2,305     11,194     5,757

Current tax expense                           1,301        85      1,366       175
Deferred tax benefit                         (1,301)      -       (3,501)      -

Minority interests in net income of
  consolidated subsidiaries                     -          53         80       148
                                            --------  --------  ---------  --------

Net income                                  $ 6,326   $ 2,167   $ 13,249   $ 5,434
                                            ========  ========  =========  ========

Earnings per share:
  Primary                                   $   .51   $   .22   $   1.12   $   .66
                                            ========  ========  =========  ========

  Fully diluted                             $   .50   $   .22   $   1.09   $   .64
                                            ========  ========  =========  ========

                    The accompanying notes are an integral part of the
                        interim consolidated financial statements.

                            ACCEPTANCE INSURANCE COMPANIES INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the nine months ended September 30, 1994 and 1993
                                      (in thousands)
                                        (unaudited)
                                                                   1994           1993
                                                                 ---------     ----------
Cash flows from operating activities:
Net income                                                       $ 13,249      $   5,434
Net adjustment to reconcile net income to net cash
  provided by operating activities                                 35,785         26,698
                                                                 ---------     ----------

      Net cash provided by operating activities                    49,034         32,132
                                                                 ---------     ----------

Cash flows from investing activities:
  Proceeds from sales of investments                                  641          1,067
  Proceeds from sales of investments available for sale            22,151         94,776
  Proceeds from maturities of investments                           6,545          4,201
  Proceeds from maturities of investments held for
    investment                                                       -             4,133
  Proceeds from maturities of investments available
    for sale                                                       13,828         11,658
  Purchases of investments                                        (29,508)        (6,821)
  Purchases of investments available for sale                     (57,285)      (149,619)
  Purchase of Redland, net of cash and cash
    equivalents acquired                                             -            (4,106)
  Purchases of property and equipment                              (1,172)          (730)
                                                                 ---------     ----------

     Net cash used for investing activities                       (44,800)       (45,441)
                                                                 ---------     ----------

Cash flows from financing activities:
  Repayments of bank borrowing                                    (18,597)        (7,211)
  Proceeds from bank borrowings                                    29,000          6,500
  Repayments of term debt, other borrowings and notes
    payable to affiliates                                            (354)       (10,588)
  Minority interests                                                    7            823
  Proceeds from issuance of common stock                              236         31,205
  Other                                                              (340)          -
                                                                 ---------     ----------

     Net cash provided by financing activities                      9,952         20,729
                                                                 ---------     ----------

Net increase (decrease) in cash and short-term investments         14,186          7,420
Cash and short-term investments at beginning of period             17,561          12,471
                                                                 ---------     ----------

Cash and short-term investments at end of period                 $ 31,747      $  19,891
                                                                 =========     ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                       $  1,018      $   2,144
                                                                 =========     ==========
  Cash paid during the period for income taxes                   $     78      $     167
                                                                 =========     ==========

Non-cash financing activities:
  Notes payable to affiliates converted to equity                $    -        $   7,000
                                                                 =========     ==========
  Issuance of common stock for merger with Statewide             $  3,100      $    -
                                                                 =========     ==========
  Issuance of common stock for merger with Redland               $    -        $  15,064

                                                                 =========     ==========

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


     Management's Opinion

     The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company's financial position as of September 30, 1994 and December 31, 1993, and the results of operations for the three months and nine months ended September 30, 1994 and 1993 and cash flows for the nine months ended September 30, 1994 and 1993.

     Statements of Cash Flows

     The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of September 30, 1994 approximately $27,720,000 of short-term investments had a maturity date at acquisition of greater than three months.

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

2.   Subsequent Events:

     On October 28, 1994 the Company called the approximate 4.8 million outstanding warrants to purchase the Company's common stock. The warrants have a strike price of $11.00 per share and will allow the Company to realize approximately $53 million in equity if exercised. The warrant holders will have until 5:00 p.m. Eastern Time, December 1, 1994 to exercise their warrants and any unexercised warrants will be redeemed by the Company for $.10 each.

3.   Statewide Merger:

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

4.   Per Share Data:

     Primary earnings per share and fully diluted earnings per share are based on the weighted average shares outstanding of approximately 13.5 million and 13.7 million, respectively, for the three months ended September 30, 1994 and approximately 12.5 million and 12.6 million, respectively, for the three months ended September 30, 1993. Primary earnings per share and fully diluted earnings per share are based on the weighted average shares outstanding of approximately 13.4 million and 13.6 million, respectively, for the nine months ended September 30, 1994 and approximately 11.0 million and 11.4 million, respectively, for the nine months ended September 30, 1993. Included in weighted average shares outstanding is the assumed conversion of all outstanding options and warrants utilizing the treasury stock method with appropriate adjustment to net income attributable to the assumed use of proceeds.

5.   Investments:

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

     At January 1, 1994 and September 30, 1994 all debt and equity securities were classified as available for sale. Available for sale securities are stated at fair value with the unrealized gains and losses reported as a separate component of stockholders' equity.

     The amortized cost and related market values of debt and equity securities in the accompanying balance sheets are as follows (in thousands):

                                                        Gross        Gross
                                          Amortized   Unrealized   Unrealized    Market
                                            Cost        Gains        Losses      Value
                                          ---------   ----------   ----------   ---------
September 30, 1994:
 Fixed maturities available
   for sale:
   U.S. Treasury and
     government securities                $  36,322   $       14   $    1,459   $  34,877
   States, municipalities and
     political subdivisions                  33,280           10        1,034      32,256
   Mortgage-backed securities                72,936          136       10,891      62,181
   Other debt securities                     22,768          110          423      22,455
                                          ----------  -----------  -----------  ----------

                                          $ 165,306   $      270   $   13,807   $ 151,769
                                          ==========  ===========  ===========  ==========
 Marketable equity securities
   available for sale -
   preferred stock                        $  10,448   $       17   $      717   $   9,748
                                          ==========  ===========  ===========  ==========

 Marketable equity securities
   available for sale -
   common stock                           $   6,903   $      414   $      565   $   6,752
                                          ==========  ===========  ===========  ==========

December 31, 1993:
 Fixed maturities held for
   investment:
    U.S. Treasury and government
      securities                          $   9,076   $      360   $     -      $   9,436
    States, municipalities and
      political subdivisions                    504           26         -            530
    Mortgage-backed securities               33,070        1,330          81       34,319
    Other debt securities                     9,106          663         -          9,769
                                          ----------  -----------  ----------   ----------

                                          $  51,756   $    2,379   $      81    $  54,054
                                          ==========  ===========  ==========   ==========
 Fixed maturities available for
   sale:
    U.S. Treasury and government
      securities                          $  17,379   $      241   $     206    $  17,414
    States, municipalities and
      political subdivisions                 33,370          407           4       33,773
    Mortgage-backed securities               40,687          302         203       40,786
    Other debt securities                     4,400           88          11        4,477
                                          ----------  -----------  ----------   ----------

                                          $  95,836   $    1,038   $     424    $  96,450
                                          ==========  ===========  ==========   ==========

  Marketable equity securities -
    preferred stock                       $   8,367   $      179   $     101    $   8,445
                                          ==========  ===========  ==========   ==========

  Marketable equity securities -
    common stock                          $   5,439   $      347   $     359    $   5,427
                                          ==========  ===========  ==========   ==========

               ACCEPTANCE INSURANCE COMPANIES INC.

                           (unaudited)

6.   Insurance Premiums and Claims

     Insurance premiums written and earned by the Company's insurance subsidiaries for the three months and nine months ended September 30, 1994 and 1993 are as follows (in thousands):

                                       Three Months           Nine Months
                                   --------------------   --------------------
                                     1994        1993       1994        1993
                                   --------    --------   --------    --------
     Direct premiums written       $168,170    $96,986    $336,517    $177,093
     Assumed premiums written        18,235      1,063      24,630       2,401
     Ceded premiums written        (117,792)   (61,713)   (187,415)    (80,059)
                                   ---------   --------   ---------   ---------

       Net premiums written        $ 68,613    $36,336    $173,732    $ 99,435
                                   =========   ========   =========   =========

     Direct premiums earned        $160,549    $96,131    $305,036    $171,352
     Assumed premiums earned         18,401      1,073      24,560       3,360
     Ceded premiums earned         (115,525)   (62,766)   (181,477)    (85,764)
                                   ---------   --------   ---------   ---------

       Net premiums earned         $ 63,425    $34,438    $148,119    $ 88,948
                                   =========   ========   =========   =========

     Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $53,416,000 and $101,378,000 for the three months and nine months ended September 30, 1994, respectively.

7.   Bank Borrowings, Term Debt and Other Borrowings:

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

     At September 30, 1994, the Company had $29 million outstanding under this arrangement. The proceeds were used to retire bank borrowings and accrued interest of $17.7 million and to provide capital for insurance subsidiaries. On September 6, 1994 the Company elected LIBOR plus 1.25% percent or 6.25% through December 6, 1994.

8.   Income Taxes:

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

     The Company has reported nine consecutive quarters with pre-tax earnings. The Company has generated AMT credit carryforwards and has used all of its net operating loss carryforwards. Management continued assessing the weight of evidence at each balance sheet and continues to believe it is more likely than not that the Company will realize a portion of the deferred tax asset. During 1994 the Company has reduced the valuation allowance by approximately $5.9 million.

                                                  (in thousands)
                                                  --------------
     Unpaid losses and loss adjustment expenses          7,031

     Unearned premiums                                   4,779

     Allowances for doubtful accounts                    1,098
     Other                                                 607
     Unrealized loss on marketable equity
       securities                                          264
     Unrealized loss on fixed maturities
        available for sale                               4,603
     Major Realty basis difference                       7,606
                                                       --------
           Deferred tax asset                           25,988
                                                       --------

     Deferred policy acquisition costs                  (6,596)
     Other                                                (466)
                                                       --------
           Deferred tax liability                       (7,062)
                                                       --------

                                                        18,926
     Valuation allowance                               (10,389)
                                                       --------

     Net deferred tax asset                            $ 8,537
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

RESULTS OF OPERATIONS

      Three months and nine months ended September 30, 1994
Compared to three months and nine months ended September 30, 1993

The Company's net income increased by 191.9% and 143.8% during the three and nine months ended September 30, 1994 as compared to similar periods during 1993. The principal components of this increase in net income were an increase in insurance premiums earned, improvement in the Company's combined underwriting loss and expense ratios, an increase in investment income, a reduction in interest expense and a deferred tax benefit. These positive additions to net income were partially offset by reductions in the Company's net realized capital gains, as well as an increase in the general and administrative expense of the Company.

Insurance premiums earned increased 84.2% and 66.5% respectively in the three and nine months ended September 30, 1994 as compared to the same periods a year earlier. This increase resulted primarily from an increase in the direct premiums written by the Company. The principal components of this increase in direct written premiums were premiums written by The Redland Group, which was acquired in the third quarter of 1993, and an increase in premiums written by the Company's general agency division, primarily resulting from the expansion of this division through the establishment of a new branch office in Scottsdale, Arizona in August of 1993. These new operations accounted for over 90% of the increase in direct premiums written during the three months and nine months ended September 30, 1994 as compared to the same periods in 1993.

The increase in premium revenue was also accompanied by an improvement in the Company's underwriting combined loss and expense ratio during the three and nine months ended September 30, 1994. This improvement in the Company's combined ratio was related to the growth in the percentage of the Company's total premium revenue represented by The Redland Group, which historically has operated at lower underwriting ratios than the remainder of the Company's operations. For example, while the combined ratio for the remainder of the Company's operations were between 101.2% and 102.7% in the three and nine month periods ending September 30, 1993 and September 30, 1994, the combined ratio for The Redland Group were between 75.6% and 84.0% in the similar three and nine month periods. At the same time, The Redland Group's premiums earned increased from 17.4% of the Company's total premiums earned in the three months ended September 30, 1993 to 44.3% of the Company's total premiums earned in the same period in 1994.

While the underwriting ratios of The Redland Group have been historically lower over time than the other operations of the Company, the seasonal and short term nature of the business written by The Redland Group produces more volatility in the operating ratios on a quarter to quarter basis than have historically been present in the operations of the Company. Thus, while the acquisition of The Redland Group in August of 1993 will likely lower the underwriting combined ratios of the Company over an extended period, it will also produce more volatility in the Company's results when viewed as quarter to quarter comparisons.

The Company's investment yield remained constant at approximately 6.2% during the nine months ended September 30, 1994 and 1993 and increased from 5.2% during the three months ended September 30, 1993 to 6.6% during the same three month period in 1994. The increase in yield during the third quarter of 1994 was a result of the increase in interest rate environment experienced in 1994 and not from a change in the quality of the Company's investment portfolio. The average size of the investment portfolio increased from approximately $168 million and $190 million during the nine months and three months ended September 30, 1993 to approximately $200 million and $216 million during the similar periods in 1994. The effect was an increase in investment income of approximately 43.5% and 19.3% during the three and nine months ended September 30, 1994 as compared to the same periods a year earlier. This increase in investment income was offset, however, by a reduction in realized capital gains. During the three and nine months ended September 30, 1994 realized capital gains were reduced by $494,000 and $1,289,000 respectively from the similar periods a year earlier. This reduction in realized capital gains resulted from the upward shift in the prevailing interest rates during 1994 as compared to a decline in interest rates during the similar period in 1993. The decline during 1993 created opportunities for the Company to realize selected gains within its portfolio whereas the rising interest rate environment of 1994 provided little opportunity for realized gains in the portfolio.

The Company's general and administrative expenses increased 28.7% and 73.1% respectively during the three and nine months ended September 30, 1994 compared with the same periods during 1993. The increase in the nine month results was primarily due to the addition of the general and administrative expenses of The Redland Group, as well as the need to increase staff and systems at the holding company level in order to monitor the larger operations of the Company during 1994. Since the general and administrative expenses of The Redland Group were included in the Company's results beginning with the third quarter of 1993, the Company's increase in general and administrative expenses during the three month periods was significantly less. The Company does expect that the general increase in the Company's size will result in some increase in general and administrative expenses in future periods, but at a modest level.

During the nine months ended September 30, 1993, the Company's interest expense was effected by higher interest rates under bridge notes outstanding during that period. These notes were retired or converted to equity during 1993, and therefore, the Company's average interest expense rate was lower for 1994 as compared to 1993. At the same time, the Company's outstanding loan balances increased during 1994. The Company borrowed an additional $7 million on March 31, 1994 and an additional $4 million on June 30, 1994 from its line of credit. These amounts were used to infuse capital into the Company's operating insurance company subsidiaries.

The Company's net income benefited from a deferred tax benefit of $1.3 million and 3.5 million during the three and nine months ended September 30, 1994. No such deferred tax benefit was realized during the three and nine months ended September 30, 1993. This deferred tax benefit resulted from the Company meeting the realizability test under SFAS No. 109, "Accounting for Income Taxes," adopted by the Company in January 1993. SFAS No. 109 requires that the Company recognize a deferred tax asset for all temporary differences and net operating loss carryforwards and a related valuation allowance account when realization of the asset is uncertain. The Company had reported pre-tax losses from 1989 through 1992. Although the circumstances that generated these losses were not indicative of operating income, management was uncertain of future earnings and recorded the related valuation allowance account. The Company has reported nine consecutive quarters with pre-tax earnings.
The Company has generated Alternative Minimum Tax credit carryforwards and has used all of its net operating loss carryforwards. Management continued assessing the weight of evidence at each balance sheet and continues to believe it is more likely than not the Company will realize a portion of the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

The Company has included a discussion of the liquidity and capital resources requirements of the Company and the Company's insurance subsidiaries.

The Company - Parent Only

Historically, dividends from the insurance subsidiaries have not been available to the Company because of restrictive covenants set forth in the term and revolving loan agreements of the Company's insurance subsidiaries which prohibited dividends from the insurance subsidiaries to the Company without the expressed consent from the holders of the debt obligations. In March 1994, the Company amended its borrowing arrangements with its bank lenders. The new arrangements transferred the debt obligations from the holding companies of the insurance subsidiaries to the parent company. At such time, the new loan agreements no longer imposed restrictions on dividends from the insurance subsidiaries to the Company. The new loan agreement is structured as a $35 million line of credit with interest payable quarterly at the Company's option of the prime rate or at LIBOR plus a margin of 1% to 1.75% depending on the Company's debt to equity ratio. The line of credit will mature in four years and may be extended to five years by the bank lenders.

On March 31, 1994, the Company borrowed $25 million under the agreement. The proceeds were used to retire bank borrowings and accrued interest of $17.7 million and to provide capital for the insurance subsidiaries. On June 30, 1994 the Company borrowed an additional $4 million under the agreement, the proceeds of which were used to provide capital for the insurance subsidiaries.

In addition, dividends from the insurance subsidiaries of the Company are regulated by the state regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to parent companies to certain statutorily approved limits. As of September 30, 1994, the statutory limitations on dividends from insurance company subsidiaries to the parent without further insurance department approval were approximately $3.4 million. In addition to available dividends, the parent company may receive additional liquidity from cash flows from the agency, premium finance and claim service operations of its noninsurance company subsidiaries.

Insurance Subsidiaries

The Company's insurance subsidiaries are highly liquid and are able to meet their cash requirements on a timely basis. During the first quarter of 1994, the Company retired all debt of the insurance subsidiary holding companies as described above. Thus, at September 30, 1994, the insurance subsidiaries had no outstanding debt obligations.

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

The Federal Government has been considering a revenue raising tax plan designed to augment the pollution Superfund. This enactment of the Superfund could impose a new layer of tax on certain property and casualty insurance companies. The new layer is described as the Environmental Insurance Resolution Fund with a target of $8.1 billion over a ten year period. This fund would handle coverage disputes between insurance companies and potentially responsible parties under the Superfund reform. This plan was not approved by the 103rd Congress, and therefore, the final form and effect of any future Superfund tax plan remains unknown.

Changes in Financial Condition

Continued growth in the Company's direct written premiums placed greater leverage on the Company's balance sheet as the Company's assets increased by 35.6% from December 31, 1993 to September 30, 1994 while stockholders' equity increased only 7.0% for the same period. On August 29, 1994, A.M. Best and Company, placed the Company's insurance company subsidiaries A- rating under review due to the rapid growth in premiums with negative implications regarding the Company's capital adequacy ratios. Subsequently, the Company's management met with A.M. Best in order to explain the reasons for and the quality of the Company's growth as well as the Company's plans for capital contributions to its insurance company subsidiaries. On October 28, 1994, the Company announced its intent to redeem the outstanding common stock purchase warrants issued in January 27, 1993 (the "Warrants") (see Item 5. Other Information). The Warrants were due to expire on January 27, 1997 and entitle the holder thereof to purchase one share of Company's common stock for a purchase price of $11.00 per share. Warrants which have not been exercised and are outstanding after December 1, 1994, will be redeemed at a price of $.10 per warrant. The Company believes that substantially all of the approximate 4.8 million Warrants will be exercised. Funds utilized for insurance company capital from the exercise of the Warrants will be sufficient to meet A.M. Best capital adequacy tests and thus, allow the Company to maintain its A- rating and be removed from its current under review status. In addition, the Company has arranged a commitment for a credit facility with its bank lenders in order to fund any shortfall in the exercise of the Warrants at a level which will satisfy A.M. Best current capital requirements.

As mentioned above, the Company's unrealized gain or loss on marketable equity securities and fixed maturities available for sale, net of tax, changed from a $66,000 gain as of December 31, 1993 to an approximate $9.8 million loss as of September 30, 1994. Such change was caused by the general upward movement in the interest rate environment. The change in the valuation of the Company's portfolio approximated the percentage change in the valuation of the Five Year U.S. Treasury Notes during the same period. The Company, however, has excellent liquidity in its investment portfolio and does not expect to realize any of the unrealized losses in its portfolio during the foreseeable future (see Recent Statements of Financial Accounting Standards).

On March 31, 1994, the Company entered into an agreement and plan of merger with Statewide Insurance Corporation, the exclusive general agent for the company's nonstandard automobile insurance program underwritten by Phoenix Indemnity Insurance Company ("Phoenix Indemnity"), and the owner of 20% of the outstanding shares of common stock of Phoenix Indemnity pursuant to which the Company acquired by merger (the "Merger") Statewide (except for certain assets and liabilities pertaining to its agency operation other than the nonstandard automobile program which were divested prior to the Merger). The Merger was effective at the beginning of business on April 1, 1994, thus eliminating any minority interests on the Company's September 30, 1994 balance sheet as well as increasing the issued shares by approximately 266,000.

Consolidated Cash Flows

Cash flows from operations for the nine months ended September 30, 1994 were a positive $49.0 million as compared to a positive $32.1 million for the first nine months of 1993. Cash flows from operating activities during the first nine months of 1994 were positively impacted by the net income of the Company, growth in casualty lines of business and changes in the Company's reinsurance structure whereby the Company retained more of its business for its own account. Cash flows from financing activities for the first nine months of 1994 were primarily impacted by the restructuring of the Company's bank borrowings as described earlier.

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

At January 1, 1994 and September 30, 1994, all debt and equity securities were classified as available for sale. Available for sale securities are stated at fair market value with the unrealized gains and losses reported as a separate component of stockholders' equity. At September 30, 1994, the Company had an unrealized loss on these securities, net of taxes, of approximately $9.8 million.

               ACCEPTANCE INSURANCE COMPANIES INC.

PART II. OTHER INFORMATION

Item 5.  Other Information

        The Registrant delivered a Notice of Redemption to the holders of its outstanding common stock purchase warrants issued on January 27, 1993 (the "Warrants"). The Warrants were due to expire on January 27, 1997 and entitle the holder thereof to purchase one share of the Registrant's common stock, par value $.40 per share, for a purchase price of $11.00 per share. Warrants which have not been exercised and are outstanding at 5:00 p.m. Eastern time, December 1, 1994, will be redeemed at the redemption price of $.10 per Warrant.

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


                              ACCEPTANCE INSURANCE COMPANIES INC.


                              /s/ Kenneth C. Coon
November 14, 1994             -----------------------------------
                              Kenneth C. Coon
                              Chairman and Chief Executive
                               Officer


                              /s/ Georgia M. Mace
November 14, 1994             -----------------------------------
                              Georgia M. Mace
                              Treasurer and Chief Accounting
                               Officer

               ACCEPTANCE INSURANCE COMPANIES INC.
                  QUARTERLY REPORT ON FORM 10-Q
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994

                          EXHIBIT INDEX

NUMBER    EXHIBIT DESCRIPTION

10.1 $35,000,000 Credit Agreement by and among the Registrant, NBD Bank, N.A., First National Bank of
          Omaha, FirsTier Bank, N.A., Comerica Bank and NBD Bank,
          N.A., As Agent, dated as of March 31, 1994.
          Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1994.

10.2 Intercompany Federal Income Tax Allocation Agreement between Acceptance Insurance Holdings Inc. and its subsidiaries and the Registrant dated April 12, 1990, and related agreements. Incorporated by reference to
          Exhibit 10i to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1990.

10.3 Amended and Restated Registration Rights Agreement, dated April 9, 1990, between the Registrant and Patricia Investments, Inc. Incorporated by reference to Exhibit 10d to the Registrant's Quarterly Report on
          Form 10-Q for the period ended May 31, 1990.

10.4 Warrants to purchase a total of 389,507 shares of common stock ($.10 par value) of the Registrant dated April 10, 1992, issued by the Registrant to the various purchasers of the Floating Rate Secured Subordinated Notes, due 1993, Series A and B. Incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.5 Employment Agreement dated February 19, 1990 between Acceptance Insurance Holdings Inc., the Registrant and Kenneth C. Coon. Incorporated by reference to Exhibit
          10.65 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.6      Employment Agreement dated July 2, 1993 between the
          Registrant and John P. Nelson.

10.7      Employment Agreement dated July 2, 1993 between the
          Registrant and Richard C. Gibson.

11        Computation of Income per share.

27        Financial Data Schedule.

99.1 The Registrant's 1992 Incentive Stock Option Plan effective as of December 22, 1992. Incorporated by reference to Exhibit 10.1 to the Registrant's
          Registration Statement on Form S-1, Registration No.
          33-53730.

99.2 The Registrant's Employee Stock Purchase Plan, effective as of December 22, 1992. Incorporated by reference to Exhibit 10.2 to the Registrant's
          Registration Statement on Form S-1, Registration No.
          33-53730.

99.3 The Registrant's Employee Stock Ownership and Tax Deferred Savings Plan as merged, amended and restated effective October 1, 1990. Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1990.

99.4 First Amendment to the Registrant's Employee Stock Ownership and Tax Deferred Savings Plan. Incorporated by reference to Exhibit 99.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

99.5 Second Amendment to the Registrant's Employee Stock Ownership and Tax Deferred Savings Plan. Incorporated by reference to Exhibit 99.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

99.6      The Registrant's Amended 1992 Incentive Stock Option
          Plan.  Incorporated by reference to the Registrant's
          Proxy Statement filed on or about April 29, 1994.

99.7      The Registrant's Amended Employee Stock Purchase
          Agreement. Incorporated by reference to the Registrant's Proxy Statement filed on or about April
          29, 1994.