Form 10-K
ACCEPTANCE INSURANCE COMPANIES INC
filed 1995-03-30
CIK 74783

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the Fiscal Year Ended December 31, 1994
                         Commission File Number 1-7461

                      ACCEPTANCE INSURANCE COMPANIES INC.
             (Exact Name of Registrant As Specified in Its Charter)

               DELAWARE                               31-0742926
       (State or Other Jurisdiction of             (I.R.S. Employer
       Incorporation or Organization)              Identification No.)

       222 S. 15TH STREET, SUITE 600 NORTH
       OMAHA, NEBRASKA                                    68102
       (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code:  (402) 344-8800

       Securities Registered Pursuant to Section 12(b) of the Act:

          Title of Each Class         Name of Each Exchange on Which Registered
       --------------------------     -----------------------------------------
       Common Stock $.40 Par Value            New York Stock Exchange, Inc.

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

The aggregate market value of the Registrant's voting stock held by non-affiliates (10,252,593 shares) on March 29, 1995 was $153,788,895.

The number of shares of each class of the Registrant's common stock outstanding on March 17, 1995 was:

            Class of Common Stock           No. of Shares Outstanding
            ---------------------           -------------------------
         Common Stock, $.40 Par Value               15,093,819

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 1995 Annual Meeting of Shareholders are incorporated by reference into Part III.

                          GLOSSARY OF INSURANCE TERMS

     Admitted insurer: An insurance company licensed by a state regulatory authority to transact insurance business in that state. An admitted insurer is subject to the rules and regulations of each state in which it is licensed governing virtually all aspects of its insurance operations and financial condition. A non-admitted insurer, also known as an excess and surplus lines insurer, is not licensed to transact insurance business in a given state but may be permitted to write certain business in that state in accordance with the provisions of excess and surplus lines insurance laws which generally involve less rate, form and operational regulation.

     Basic Coverage: The minimum available level of Multi-Peril Crop Insurance, providing coverage for 50% of a farmer's historical yield for eligible crops at 60% of the price per bushel for such crop set by the CFSA. This coverage is offered through private insurers and USDA field offices.

     Buy-up Coverage: Multi-Peril Crop Insurance policy providing coverage in excess of that provided by Basic Coverage. Buy-up Coverage is offered only through private insurers.

     Combined ratio: The sum of the expense ratio and the loss ratio determined in accordance with GAAP or SAP.

     Consolidated Farm Service Agency ("CFSA"): A division of the USDA which administers and provides reinsurance for the federally-regulated MPCI program, formerly known as the Federal Crop Insurance Corporation.

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

     Excess of loss reinsurance: A form of reinsurance whereby the reinsurer, subject to a specified limit, agrees to indemnify the ceding company for the amount of each loss, on a defined class of business, that exceeds a specified retention.

     Expense ratio: Under statutory accounting, the ratio of underwriting expenses to net premiums written. Under GAAP accounting, the ratio of underwriting expenses to net premiums earned.

     Generally Accepted Accounting Principles ("GAAP"): Accounting practices as set forth in opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board and which are applicable in the circumstances as of the date in question.

     Gross written premiums: Direct written premiums plus premiums collected in respect of policies assumed, in whole or in part, from other insurance carriers.

     Incurred but not reported ("IBNR") reserves: The liability for future payments on losses which have already occurred but have not yet been reported to the insurer. IBNR reserves include LAE (as hereinafter defined) related to such losses and may also provide for future adverse loss development on reported claims.

     Insurance Regulatory Information System ("IRIS"): A system of ratio analysis developed by the NAIC primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies.

     Loss adjustment expenses ("LAE"): Expenses incurred in the settlement of claims, including outside adjustment expenses, legal fees and internal administrative costs associated with the claims adjustment process, but not including general overhead expenses.

     Loss ratio: The ratio of losses and LAE incurred to premiums earned.

     Loss reserves: Liabilities established by insurers to reflect the ultimate estimated cost of claim payments as of a given date.


     MPCI Imputed Premium: For purposes of the profit/loss sharing arrangement with the federal government, the amount of premiums credited to the Company for all Basic Coverages it sells, as such amount is determined by formula.

     MPCI Premium: For purposes of the profit/loss sharing arrangement with the federal government, the amount of premiums credited to the Company for all Buy-up Coverages paid by farmers, plus the amount of any related federal premium subsidies.

     MPCI Retention: The aggregate amount of MPCI Premium and MPCI Imputed Premium on which the Company retains risk after allocating farms to the three federal reinsurance pools.

     Multi-Peril Crop Insurance ("MPCI"): A federally-regulated and subsidized crop insurance program that insures a producer of crops with varying levels of protection against substantially all natural perils to growing crops.

     NAIC: The National Association of Insurance Commissioners.

     Net earned premiums: The portion of net written premiums applicable to the expired period of policies and, accordingly, recognized as income during a given period.

     Net written premiums: Total premiums for insurance written (less any return premiums) during a given period, reduced by premiums ceded in respect of liability reinsured by other carriers.

     Policyholders' or Statutory surplus: As determined under SAP (hereinafter defined), the excess of total admitted assets over total liabilities.

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

     Stop loss reinsurance: A form of reinsurance, similar to Excess of Loss Reinsurance, whereby the primary insurer caps its loss on a particular risk by purchasing reinsurance in excess of such cap.

     Statutory Accounting Principles ("SAP"): Accounting practices which consist of recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by state regulatory authorities. Statutory accounting emphasizes solvency rather than matching revenues and expenses during an accounting period.



ITEM 1. BUSINESS

COMPANY STRATEGY

     Acceptance is engaged in the property and casualty insurance business concentrating on writing specialty coverages not generally emphasized by standard insurance carriers. The Company selects underwriting specialties within the property and casualty insurance industry that provide a diversified portfolio of products, with the goal of producing underwriting results better than the industry average.

        The Company has expanded its business through internal growth and through acquisitions. The Company regularly explores opportunities, including through acquisition, where it believes it can achieve profitable results, often by taking advantage of capacity shortages or other dislocations in the market. The Company's most significant recent acquisition was its purchase in July 1993 of The Redland Group, Inc. ("Redland"), a leading writer of multi-peril crop insurance and of crop hail insurance.

        Acceptance's strategy is to develop perceived market opportunities by attracting and supporting underwriters and other managers with proven expertise who have dedicated their careers to understanding a particular segment of the insurance industry. The Company allocates its capital among its product lines depending on where it believes the best underwriting opportunities exist at any given time. In 1993, the Company expanded its General Agency segment by hiring four experienced executives who previously served a large national specialty insurer.

The Company underwrites its products through its five wholly-owned insurance company subsidiaries: (i) Acceptance Insurance Company ("Acceptance Insurance"), Acceptance Indemnity Insurance Company ("Acceptance Indemnity") and American Growers Insurance Company ("American Growers"), each domiciled in Nebraska; (ii) Redland Insurance Company ("Redland Insurance"), domiciled in Iowa; and (iii) Phoenix Indemnity Insurance Company ("Phoenix Indemnity"), domiciled in Arizona (the Company's insurance subsidiaries are collectively referred to herein as the "Insurance Companies"). Each of the Insurance Companies is rated A- (Excellent) by A.M. Best, with the exception of American Growers to which the A.M. Best rating system does not apply. A.M. Best bases its ratings upon factors that concern policyholders and agents, and not upon factors concerning investor protection.

     The Company positions itself as both an admitted (licensed) and non-admitted (excess and surplus lines) carrier in order to afford the flexibility to operate through various distribution channels and react to different market conditions and opportunities. The Insurance Companies operate on an admitted carrier basis in 44 states and the District of Columbia and on a non-admitted carrier basis in 42 states, the District of Columbia and the Virgin Islands.

     The Company seeks to structure reinsurance programs to reduce volatility in its business segments as well as to mitigate catastrophic or large loss exposure.

INSURANCE SEGMENTS

     The Company's principal business segments are:

          A. General Agency which includes specialty automobile, surplus lines liability and substandard property, and complex products and professional liability coverages. These business lines are marketed through the Company's general agency system which includes approximately 120 general agents.

          B. Rural America which includes crop insurance programs and property and casualty coverages for the rural marketplace. These business lines are marketed by over 9,000 independent insurance agents.

          C. Program, which includes transportation, focused workers' compensation and used automobile dealer programs. This business is marketed primarily through independent insurance agents.

          D. Non-Standard Automobile which provides coverages for private passenger automobiles and is written principally in the southwestern United States. This business is marketed through independent insurance agents.

     The following table reflects the amount of net written premium for these four insurance segments for the periods set forth below.

                                                                     YEARS ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1994      1993(1)      1992
                                                                  --------    --------    -------
                                                                          (IN THOUSANDS)
General Agency.................................................   $117,175    $ 75,613    $51,302
Rural America(2)...............................................     42,807       6,589      --
Program........................................................     39,315      24,100     15,231
Non-Standard Auto..............................................     29,879      31,203     17,552
                                                                  --------    --------    -------
     Total.....................................................   $229,176    $137,505    $84,085
                                                                  ========    ========    =======

-------------------------
(1) Premiums for Redland operations are included beginning July 1, 1993. Redland's operations include auto liability, crop hail, commercial multi-peril, fire and other allied lines and farmowners coverage, as well as Multi-Peril Crop Insurance.

(2) For a discussion of the accounting treatment of MPCI premiums, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

     With respect to the business written in the Company's four business segments, the following table sets forth the Company's gross written premium and net written premium by principal lines of business. Certain lines of business are written in more than one of the Company's business segments.

                                                           YEARS ENDED DECEMBER 31,
                                        --------------------------------------------------------------
                                               1994                  1993                  1992
                                        -------------------   -------------------   ------------------
                                         GROSS       NET       GROSS       NET       GROSS       NET
                                        WRITTEN    WRITTEN    WRITTEN    WRITTEN    WRITTEN    WRITTEN
                                        PREMIUM    PREMIUM    PREMIUM    PREMIUM    PREMIUM    PREMIUM
                                        --------   --------   --------   --------   --------   -------
                                                                (IN THOUSANDS)
Auto Liability......................... $ 89,943   $ 76,844   $ 69,644   $ 64,066   $ 57,590   $40,348
General Liability......................   74,725     54,502     43,598     31,791     39,098   20,104
Auto Physical Damage...................   24,154     22,486     17,653     17,504     15,715   11,579
Crop Hail..............................   49,548     21,349     30,411      3,776      --        --
Commercial Multi-Peril.................   22,631     13,561      6,834      3,735      4,201    2,193
Workers' Compensation..................   16,339     10,285     15,658      7,360     20,615    6,334
Products Liability.....................   20,537      5,753     17,310      4,733     12,904    2,350
Fire & Other Allied Lines..............   12,920      3,221      7,379      1,700        882      155
Farmowners.............................   10,029      3,237      4,242      1,205      --        --
Other(1)...............................    9,667      2,946      2,203      1,946      1,041    1,012
Homeowners.............................    7,250      1,833      1,311        308         45       10
                                        --------   --------   --------   --------   --------   -------
     Subtotal..........................  337,743    216,017    216,243    138,124    152,091   84,085
Multi-Peril Crop
  Insurance(2).........................  109,740     13,159     39,799       (619)     --        --
                                        --------   --------   --------   --------   --------   -------
     Total............................. $447,483   $229,176   $256,042   $137,505   $152,091   $84,085
                                        ========   ========   ========   ========   ========   =======

-------------------------
(1) Principally comprised of inland marine and surety coverages.

(2) For MPCI, gross written premium consists of the aggregate amount of MPCI premiums paid by farmers, and does not include any related federal premium subsidies. For 1994, net written premium included in this table consists of the profit share of $17.0 million earned by the Company, net of $3.9 million in third party reinsurance costs. Since no MPCI profit share was earned in 1993, net premium written for MPCI shown for that year consists solely of the cost of third party reinsurance. For further discussion of the accounting treatment of MPCI premiums, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

     The increase in the Company's gross written premiums in 1994 compared to 1993 as shown in the table above was primarily the result of its acquisition of Redland, effective July 1, 1993. Redland's operations include auto liability, crop hail, commercial multi-peril, farmowners, fire and other allied lines, as well as MPCI. The increase in gross written premiums was also due in part to an increase in premiums in the General Agency segment, primarily in the general liability and commercial multi-peril lines, as a result of increased volume following the hiring in August 1993 of four experienced executives from another insurer. See "-- General Agency" below.

     The principal factors behind the increase in net written premiums include the Company's retention of a higher proportion of its gross written premiums in several lines (principally auto liability and general liability) in 1993 as compared to 1992 as a result of improved capitalization of the Insurance Companies, which permitted them to cede less of their gross premiums written to reinsurers. In addition, the Company retained a higher proportion of its crop hail gross premiums written in 1994 than in 1993 due to substantial increases in the cost of third party reinsurance following unfavorable results from this business in 1993 and 1992.

  GENERAL AGENCY

     Products. Specialty insurance coverages written by the General Agency segment include the following principal lines:

          Specialty Automobile, including liability and physical damage coverages for local haulers of specialized freight, public livery and other classes of motor vehicles not normally underwritten by standard carriers.

          Excess and Surplus Lines Liability and Substandard Property Coverages, including general liability and commercial multi-peril coverages for small businesses which normally do not satisfy the underwriting criteria of standard carriers, such as small contractors, day care centers, automobile service centers and older apartment buildings, offices and motels.

          Complex General Liability Risks, including products and professional liability which primarily are written on a non-admitted basis and a substantial amount of which the Company reinsures.

     Marketing. General Agency business is written through a system of approximately 120 general agents who have received binding authority from the Company for specific lines of business. Insureds are generally small-to-medium sized businesses, and the Company provides agents with manuals which provide specific rules for quoting, binding and issuing insurance policies to these insureds. Risks that are too large or involve more complex coverages are submitted to the home office and quoted by the home office underwriters. The Company believes that a key to profitability in this division is in the choice of general agents within each geographic area. The Company seeks out general agents with top reputations and long standing relationships with independent insurance agents in a specific geographic area.

     General agents are compensated primarily through commissions and to a lesser extent through a profit sharing plan based on the accident year experience of each agency, under which profits are paid out over a four-year period beginning in the year immediately following the accident year. The Company's agency agreements with its general agents may generally be terminated by either party without cause on 30 days' notice.

     In August 1993, the Company expanded the General Agency segment by hiring four experienced executives who previously managed a division of a large national specialty property and casualty insurer which underwrote a substantial book of specialty insurance. This group brought significant underwriting expertise and agency contacts to the Company, especially in excess and surplus lines liability and substandard property coverages. Since joining the Company, this group has been responsible for the appointment of 28 new general agents and an increase in gross premiums written in these lines to approximately $65 million in 1994 from approximately $25 million in 1993.

     A subdivision within the General Agency segment consists of the complex general liability risks underwritten through Acceptance Risk Managers, Inc. ("ARM"), an independent general agent formed under Company sponsorship. This segment writes larger, long-tail risks, all of which are processed by ARM with respect to premium quotation, binding and policy issuance. ARM works with approximately 30 general agents who operate principally as wholesale intermediaries between the retail agent and ARM. These wholesalers, which do not have binding authority, tend to be well acquainted with the larger retail agencies which generally handle these types of risks, as well as the ways in which coverages can be structured to properly underwrite them.

     The Company has structured its general agency relationship with ARM so that ARM's business incentives are consistent with the profitability goals of the Company. ARM is paid a flat fee on the first $10 million of gross premium it writes each year, and an additional variable fee equal to a percentage of gross premiums written in excess of the first $10 million, the percentage of which diminishes as premium volume increases. In addition, the Company has structured a profit sharing plan with ARM under which the first profit sharing adjustment in respect of an underwriting year is not paid until four years after the underwriting year has begun, and includes reserves for losses and loss adjustment expenses, including those which have been incurred but not yet reported.

     In 1994, the Company wrote through ARM gross written premiums of $42.6 million and net written premiums of $12.8 million. To reduce the potential volatility of ARM's long-tail business, the Company cedes 70% of this business to domestic reinsurers rated "A" or better by A.M. Best.

     Although ARM currently writes business exclusively for the Company, the Company's contract with ARM does not prohibit it from writing for other insurers and can be terminated by either party without cause upon one year's notice.

  RURAL AMERICA

     Products. The Company's Rural America segment is comprised of its crop insurance programs and standard property and casualty coverages for the rural market.

     Crop Insurance. The two principal lines of the Company's crop insurance business are Multi-Peril Crop Insurance and crop hail insurance. Multi-Peril Crop Insurance is a federally-subsidized program established in 1980 under the Federal Crop Insurance Act which provides farmers who suffer insured crop damage during a growing season with funds needed to continue operating and plant crops for the next season. Under the MPCI program, private insurance companies, in conjunction with the federal government, offer farmers coverage against substantially all natural perils, including droughts, freezes, floods, tornados, insects, hail and other storm damage, excess rainfall, and plant diseases. Farmers purchase crop insurance, including MPCI, to meet risk management needs and are often encouraged or required to do so by their lenders. In 1994, approximately 811,000 MPCI policies were sold by private insurance companies to U.S. farmers, generating approximately $948 million in MPCI Premiums. For the year ended December 31, 1994, the Company was the third largest writer of MPCI business in the United States based on MPCI Premium with a market share of approximately 14%.

     The size of the national MPCI market is poised to increase in 1995 due to recent changes in law. In response to the substantial costs incurred by the federal government under traditional disaster relief programs due to unprecedented flooding in 1993, in October 1994 Congress adopted significant reforms in the funding and structure of the MPCI program. Among other changes, the Reform Act now requires farmers for the first time to purchase MPCI coverage in order to be eligible for a number of other federally-sponsored farm benefits, including acreage set aside programs, in which farmers are paid to leave a portion of their land unplanted, and crop price supports. As a result, the federal Consolidated Farm Service Agency, which administers the MPCI program, has estimated that the number of acres insured under the MPCI program will increase substantially in 1995. However, there can be no assurance that such an increase will in fact occur or, if such an increase were to occur, that it would result in profitable growth for the Company.

     Although the Company writes MPCI business in 37 states, a significant portion (approximately 34% for 1994) of the business upon which the Company retains risk after federal reinsurance is written in Iowa and Nebraska. These states have historically had more consistent crop yields due in part to advantageous weather conditions and the high percentage of farm acres with irrigation systems. In addition, the two leading crops in these states are corn and soybeans, which the Company believes may be less likely to suffer losses than other, less hardy crops. The Company has crop yield history information on over 100,000 farms in the United States which it utilizes in its MPCI business.

     For a more detailed description of the Company's MPCI business, see "Business -- Multi-Peril Crop Insurance Program."

     In addition to Multi-Peril Crop Insurance, the Company offers stand alone crop hail insurance, which insures growing crops against damage resulting from hail storms and which involves no federal participation. The Company generally sells crop hail insurance in conjunction with Multi-Peril Crop Insurance. Although both crop hail and MPCI provide insurance against hail damage, under crop hail coverages farmers can receive payments for hail damage which would not be severe enough to require a payment under an MPCI policy. The Company believes that offering crop hail insurance enables it to sell more MPCI policies than it otherwise would. In addition to crop hail insurance, the Company also sells a small volume of insurance against crop damage from other specific named perils.

     Other Coverages. The Rural America segment also offers to rural agents a line of standard property and casualty coverages, e.g., farmowners, automobile and limited commercial coverages which are marketed to farmers and other customers in rural areas. The Company has found that many rural agencies experience difficulty in finding standard property and casualty coverages for their insureds because many larger insurance companies concentrate on high volume insurance agencies.

     Marketing. The Company markets its crop insurance through approximately 3,800 agencies employing over 7,600 independent agents primarily in the traditional grain belt of the Midwest. The Company believes its success in writing crop business is directly related to its investment in quality sales and service personnel, particularly because there is no price competition with respect to the MPCI product. The Company's agents, who are in many cases farmers themselves, often travel from farm to farm to discuss the benefits of crop insurance in informal, "kitchen table" conversations. A substantial number of agencies are equipped with laptop computers and proprietary software which agents use to make presentations to farmers to help them budget their insurance premium dollars and understand the relative benefits of purchasing different levels and combinations of MPCI and crop hail insurance policies. The Company has been an industry leader in the development of this type of marketing software, which permits the agent to directly transmit orders to the Company's on-line computer system and strengthens the relationship between the agent and the Company.

     The Company markets its other Rural America coverages primarily through the same agents which market its crop insurance. The Company believes it can successfully underwrite this business because it focuses on smaller communities and outlying farms where certain losses tend to occur less frequently than in urban areas.

     Rural America agents are primarily compensated based on a percentage of premiums produced. To a lesser degree, agents are also eligible for contingent commissions generally based upon their production volume and profitability.

  PROGRAM

     Products. The two largest programs are trucking and workers' compensation. Other programs include insurance for temporary help agencies, greyhound race tracks and used car dealers. Trucking coverages include property and casualty coverages for long haul truckers and upper Midwest regional and national trucking companies hauling rural products. The workers' compensation program is based principally in Minnesota and focuses on larger companies, writing policies with minimum annual premiums of $50,000. The Company's workers' compensation strategy is to control voluntary and involuntary costs through the application of intensive claims management techniques which enable clients to improve their loss frequency experience over time.

     Marketing. The Program segment writes insurance generally through highly focused independent agents who specialize in one particular line of business. The Company's workers' compensation program is marketed directly to independent insurance agents who write larger insurance risks. Although the Company's long haul trucking business has historically been written through general agents, the Company generally finds that most of its long haul trucking business is received from a few highly specialized independent insurance agents. In 1991, the Company purchased Seaboard Underwriters, Inc., a national specialist in long haul trucking which also receives its business directly from specialized independent insurance agents. The Company believes that capitalizing on the expertise of specialized agents may provide more consistent results from this line of business. In 1993, with the acquisition of Redland, the Company combined all of its trucking-related business into the Program segment.

     With respect to agents in the Program segment, commissions are the primary form of compensation. Profit sharing plans have been used sparingly to date, but competitive pressures may induce the Company to offer incentives to producers based on the profitability of their books of business.

     Additionally, the Company also provides general agency functions for unaffiliated insurers primarily in the trucking business for which it receives commission income.

  NON-STANDARD AUTOMOBILE

     Products. The Company writes non-standard private passenger automobile coverages principally in the southwestern United States. This product is designed for drivers who are unable to obtain coverage from standard carriers due to prior driving records, other underwriting criteria or market conditions. Such drivers normally are charged higher premium rates than the rates charged for preferred or standard risk drivers and are offered only basic limits of liability in order to meet state financial responsibility laws.

     Marketing. The Company's book of business was developed by a general agency, Statewide, over a period beginning in the mid-1960's. In 1988, the Company formed a joint venture with Statewide to write this book of business through Phoenix Indemnity, which was originally owned 80% by the Company and 20% by Statewide. In 1994, the Company purchased Statewide, thereby acquiring at the same time the remaining 20% of Phoenix Indemnity.

     The Company currently writes this business through approximately 600 independent agents. The Company's agents in general do not specialize in non-standard automobile coverage and, therefore, the Company may be less likely to compete directly with specialized non-standard automobile companies. The Company's strategy in this segment is to write additional business when attractive opportunities arise; however, the Company is not actively seeking increased market share.

     With respect to agents in the Non-Standard Automobile segment, commissions are the primary form of compensation. Profit sharing commissions have been used sparingly to date, but competitive pressures may induce the Company to offer incentives to producers based on the profitability of their books of business.

MULTI-PERIL CROP INSURANCE PROGRAM

  DESCRIPTION OF MPCI PROGRAM

     Multi-Peril Crop Insurance is a federally-subsidized program which is designed to provide participating farmers who suffer insured crop damage with funds needed to continue operating and plant crops for the next growing season. All of the material terms of the MPCI program and of the participation of private insurers such as the Company in the program are set by the federal Consolidated Farm Service Agency (or "CFSA") under applicable law.

     Multi-Peril Crop Insurance provides coverage for insured crops against substantially all natural perils. Purchasing an MPCI policy permits a farmer to ensure that his crop yield for any growing season will be at least 50% to 75% (as selected by the farmer at the time of policy issuance) of his historic crop yield. If a farmer's crop yield for the year is greater than the yield coverage he selected, no payment is made to the farmer under the MPCI program. However, if a farmer's crop yield for the year is less than the yield coverage selected, MPCI entitles the farmer to a payment equal to the yield shortfall multiplied by 60% to 100% (as selected by the farmer at the time of policy issuance) of the price for such crop for that season as set by the CFSA.

     In order to encourage farmers to participate in the MPCI program and thereby reduce dependence on traditional disaster relief measures, the Reform Act establishes a new minimum level of MPCI coverage ("Basic Coverage"), which farmers may purchase upon payment of a minimal fixed administrative fee instead of any premium. Basic Coverage insures 50% of historic crop yield at 60% of the CFSA-set crop price per bushel. Basic Coverage can be obtained from private insurers such as the Company or from USDA field offices.

     In addition to Basic Coverage, MPCI policies that provide a greater level of protection than Basic Coverage are also offered (such policies, "Buy-up Coverage"). Most farmers purchasing MPCI historically have purchased at Buy-up Coverage levels, with the most frequently sold policy providing coverage for 65% of historic crop yield at 100% of the CFSA-set crop price per bushel. Buy-up Coverages require payment of a premium in an amount determined by formula set by the CFSA. Buy-up Coverage can only be purchased from private insurers. The Company focuses its marketing efforts on Buy-up Coverages, which have higher premiums and which the Company believes will continue to appeal to farmers who desire, or whose lenders encourage or require, revenue protection.

     The number of MPCI policies written has historically tended to increase after a year, such as 1993, in which many natural disasters adversely affecting crops have occurred, and decrease following a year, such as 1994, in which favorable weather conditions prevail. Although management believes that this historical pattern will be significantly altered by the provisions of the Reform Act which now require farmers to purchase MPCI in order to receive certain other federal benefits, no assurance can be given as to the foregoing.

  REVENUES

     The Company, like other private insurers participating in the MPCI program, generates revenues from the MPCI program in two ways. First, it markets, issues and administers policies, for which it receives administrative fees; and second, it participates in a profit sharing arrangement in which it receives from the government a portion of the aggregate profit, or pays a portion of the aggregate loss, in respect of the business it writes.

  PROFIT SHARING ARRANGEMENT

     The Company's share of profit or loss on the MPCI business it writes is determined under a formula established by the CFSA. Under this formula, the primary factors that determine the Company's MPCI profit or loss share are (i) the gross premiums the Company is credited with having written; (ii) the amount of such credited premiums retained by the Company after ceding premiums to certain federal reinsurance pools; and (iii) the loss experience of the Company's insureds. The following discussion provides more detail about the implementation of this profit sharing formula.

     Gross Premiums. For each year, the CFSA sets the formulas for determining premiums for different levels of Buy-up Coverage. Premiums are based on the type of crop, acreage planted, farm location, price per bushel for the insured crop as set by the CFSA for that year, and other factors. The federal government will generally subsidize a portion of the total premium set by the CFSA and require farmers to pay the remainder. Cash premiums received by the Company from farmers after the end of a growing season are promptly remitted to the federal government. Although applicable federal subsidies change from year to year, such subsidies will range up to approximately 42% of the Buy-up Coverage premium for 1995 depending on the crop insured and the level of Buy-up Coverage purchased. Federal premium subsidies are recorded on the Company's behalf by the government. For purposes of the profit sharing formula, the Company is credited with having written the full amount of premiums paid by farmers for Buy-up Coverages, plus the amount of any related federal premium subsidies (such total amount, its "MPCI Premium").

     As previously noted, farmers are not required to pay any premium for Basic Coverage. However, for purposes of the profit sharing formula, the Company will be credited with an imputed premium (its "MPCI Imputed Premium") for all Basic Coverages it sells. The amount of such MPCI Imputed Premium credited is determined by formula. In general, such MPCI Imputed Premium will be less than 50% of the premium that would be payable for a Buy-up Coverage policy that insured 65% of historic crop yield at 100% of the CFSA-set crop price per bushel, historically the most frequently sold Buy-up Coverage.

     Reinsurance Pools. Under the MPCI program, the Company must allocate its MPCI Premium or MPCI Imputed Premium in respect of a farm to one of three federal reinsurance pools, at its discretion. These pools provide private insurers with different levels of reinsurance protection from the CFSA on the business they have written. For insured farms allocated to the "Commercial Pool," the Company generally retains 100% of the risk and the CFSA assumes none of the risk; for those allocated to the "Developmental Pool," the Company generally retains 35% of the risk and the CFSA assumes 65%; and for those allocated to the "Assigned Risk Pool," the Company retains 20% of the risk and the CFSA assumes 80%.

     Although the Company in general must agree to insure any eligible farm, it is not restricted in its decision to allocate a risk to any of the three pools, subject to a minimum aggregate retention of 35% of its MPCI Premiums and MPCI Imputed Premiums written. Based upon the production histories of each farm for which the Company writes MPCI policies, as well as other underwriting criteria, the Company assigns each farm to one of the pools. The Company has crop yield history information with respect to over 100,000 farms in the United States. Generally, farms or crops which, based on historical experience, location and other factors, appear to be less likely to suffer an insured loss, are placed in the Commercial Pool. Farms or crops which appear to be more likely to suffer a loss are placed in the Developmental Pool or Assigned Risk Pool. The Company has historically allocated the bulk of its insured risks to the Commercial Pool.

     The Company's share of profit or loss depends in part on the aggregate amount of MPCI Premium and MPCI Imputed Premium on which the Company retains risk after allocating farms to the foregoing pools (its "MPCI Retention").

     Loss Experience of Insureds. The Company pays insured losses to farmers as they are incurred during the growing season, with the full amount of such payments reimbursed to the Company by the federal government within three business days. After a growing season ends, the aggregate loss experience of the Company's insureds in each state for risks allocated to each of the three reinsurance pools is determined. If, for all risks allocated to a particular pool in a particular state, the Company's share of losses incurred is less than its aggregate MPCI Retention, the Company shares in the gross amount of such profit according to a schedule set by the CFSA for each year. As an example, if the Company's MPCI Retention in respect of risks allocated to the Commercial Pool in Nebraska in 1995 was, for instance, $1 million, it would receive 94% of the first $350,000 of the gross amount of such profit, 65% of the next $100,000 of such gross profit, and 11% of any portion of the remaining $550,000 of such gross profit, for a maximum potential profit share to the Company on such $1 million of Nebraska Commercial Pool MPCI Retention of approximately $455,000, assuming no losses were incurred.

     A similar calculation would be performed if the Company's share of losses incurred were greater than its MPCI Retention to determine the Company's participation in such gross loss. The profit and loss sharing percentages and maximum potential gain or loss are different for profits and losses in each pool and are different for risks allocated to each of the three reinsurance pools. Private insurers will receive or pay the greatest percentage of profit or loss for risks allocated to the Commercial Pool.

     The percentage split between private insurers and the federal government of any profit or loss which emerges from an MPCI Retention is set by the CFSA and generally is adjusted from year to year. For 1995 and 1996, the CFSA has increased the maximum potential profit share of private insurers for risks allocated to the Commercial Pool above the maximum potential profit share set for 1994, without increasing the maximum potential share of loss for risks allocated to that pool for 1995. This change increases the potential profitability of risks allocated to the Commercial Pool by private insurers. To illustrate, in the example relating to Nebraska above, in 1994 the Company would have received 92.5% of the first $150,000 of gross profit, 65% of the next $150,000 of gross profit, and 11% of the remaining $700,000 of gross profit, for a maximum potential profit share of approximately $313,000, assuming no losses were incurred. However, no assurance can be given that the profitability of the Company's MPCI business will increase in 1995, since such profitability is also affected by a number of other factors.

  THIRD PARTY REINSURANCE

     In order to reduce the Company's potential loss exposure under the MPCI program, the Company generally purchases stop loss reinsurance from other private insurers. The amount purchased varies yearly depending on market conditions and other factors. Such reinsurance would not eliminate the Company's potential liability in the event a reinsurer was unable to pay or losses exceeded the limits of the stop loss coverage. In addition, in 1993, 1992 and 1991 the Company also purchased certain pro rata reinsurance from third parties.

  ADMINISTRATIVE PAYMENTS

     Buy-up Coverage. The Company receives an administrative payment from the CFSA for writing and administering Buy-up Coverage policies. These payments provide funds to compensate the Company for its expenses, including agents' commissions and the costs of administering policies and adjusting claims. In 1994, the administrative payments were set at 31% of the MPCI Premium. In 1995 and 1996, this payment has also been set at 31% of the MPCI Premium, but it is scheduled to be reduced to 29% in 1997, 28% in 1998, and 27.5% in 1999.

     Basic Coverage. Farmers are required to pay a minimal fixed administrative fee in order to obtain Basic Coverage. A portion of this fee is retained by the Company to defray the cost of administration, with the balance remitted to the government. The Company will also receive, from the CFSA, a separate minimal claims administration fee in respect of each Basic Coverage policy it writes. In general, administrative fees payable to the Company in respect of Basic Coverage are significantly lower than for Buy-up Coverage.

REDLAND HISTORICAL RESULTS

     The tables below provide supplemental unaudited GAAP financial information with respect to the historical results of Redland for the five year period ending December 31, 1994. Before its purchase by Acceptance effective July 1993, Redland operated as a private company with different objectives and requirements than those of the Company, particularly concerning expense levels and reinsurance programs.

  MULTI-PERIL CROP INSURANCE(1)

                                        MPCI         MPCI        PROFIT (LOSS)     PROFIT (LOSS)
               YEAR                   PREMIUM      RETENTION       SHARE(2)           PERCENT
-----------------------------------   --------     ---------     -------------     -------------
                                         (IN THOUSANDS, EXCEPT PERCENTAGES)
1990...............................   $ 82,444      $45,490         $ 5,057             11.1%
1991...............................     79,153       58,299           6,768             11.6
1992...............................     85,611       48,186           1,572              3.3
1993...............................     90,290       48,346          (1,029)(3)         (2.1)
1994...............................    128,412       77,402          17,007             22.0

-------------------------
(1) Prior to 1992, the MPCI program only had one government-sponsored reinsurance pool, rather than the three reinsurance pools currently in place. Other changes over time in the MPCI program may affect the comparability of the results shown.

(2) Represents profit (loss) share received from or payable to the federal government. Amounts exclude third party reinsurance expenses of $0.4 million, $2.1 million, $1.3 million, $1.2 million and $3.9 million in 1990, 1991, 1992, 1993 and 1994, respectively, which are included in "Total Expenses" shown in the "Total Redland Operations" table which follows, and exclude certain intercompany items for 1994.

(3) Net of recoveries from third party reinsurance of $7.2 million.

     As the table shows, Redland has recognized profit from its MPCI business in four of the last five years. The profits in each of 1994, 1991 and 1990 resulted primarily from favorable weather during the growing season in Redland's principal geographic regions. In 1993, excessive cloudy, wet and cold weather in those regions, together with severe flooding, resulted in a net loss. The 1993 net loss was mitigated by third party reinsurance coverage. Results in 1992 were adversely affected by severe hailstorms.

  CROP HAIL AND OTHER CROP INSURANCE

                                       GROSS       PREMIUMS      UNDERWRITING       LOSS
               YEAR                   PREMIUMS      EARNED      GAIN (LOSS)(1)     RATIO
-----------------------------------   --------     --------     --------------     ------
                                         (IN THOUSANDS, EXCEPT PERCENTAGES)
1990...............................   $30,550      $ 4,510         $    321          92.9%
1991...............................    42,396        5,787            1,198          79.3
1992...............................    41,862        9,735             (913)        109.4
1993...............................    50,867        6,883           (1,572)        122.8
1994...............................    53,373       22,933              (19)        100.1

-------------------------

(1) Excluding underwriting and other expenses which are included in "Total Expenses" shown in the "Total Redland Operations" table which follows.

     Redland's crop hail and other crop results were adversely affected by significant hail damage suffered in 1994, 1993 and 1992. Crop hail results in those years were also impacted by significant price competition. The Company generally sells crop hail insurance in conjunction with MPCI and believes that offering crop hail insurance allows it to sell more MPCI policies than it otherwise would. The Company retained a higher proportion of its crop hail gross premiums written in 1994 than in 1993 due to substantial increases in the cost of third party reinsurance following the unfavorable results in 1993 and 1992.

  OTHER REDLAND P&C OPERATIONS

                                                    PREMIUMS    UNDERWRITING     LOSS
                      YEAR                          EARNED        GAIN(1)        RATIO
-------------------------------------------------   -------     ------------     -----
                                                    (IN THOUSANDS, EXCEPT PERCENTAGES)
1990.............................................   $ 5,291        $1,148         78.3%
1991.............................................     8,242           768         90.7
1992.............................................    17,207         5,230         69.6
1993.............................................    22,606         2,669         88.2
1994.............................................    26,017         8,409         67.7

-------------------------

(1) Excluding underwriting and other expenses which are included in "Total Expenses" shown in the "Total Redland Operations" table which follows.

     Other Redland property and casualty lines include auto liability, auto physical damage, farmowners, commercial multi-peril lines, and fire and allied lines. Results in 1993 were adversely affected by a $3.0 million strengthening of reserves prior to Redland's acquisition by the Company in mid-1993.

  TOTAL REDLAND OPERATIONS

                                                       TOTAL
                                                    UNDERWRITING        TOTAL          UNDERWRITING
                      YEAR                            GAIN(1)        EXPENSES(2)     PROFIT (LOSS)(3)
-------------------------------------------------   ------------     -----------     ----------------
                                                                     (IN THOUSANDS)
1990.............................................     $  6,526        $  2,384           $  4,142
1991.............................................        8,734           5,415              3,319
1992.............................................        5,889           9,053             (3,164)
1993.............................................           68           7,145             (7,077)
1994.............................................       25,397          11,766             13,631

-------------------------

(1) Represents the totals of the amounts shown for "Profit (Loss) Share" in the "Multi-Peril Crop Insurance" table above, "Underwriting Gain (Loss)" in the "Crop Hail and Other Crop Insurance" table, and "Underwriting Gain" in the "Other Redland P&C Operations" table.

(2) Net of federal reimbursements for the administration of MPCI policies.

(3) Represents "Total Underwriting Gain" less "Total Expenses."

     The increase in Redland's expenses in 1994 over 1993 primarily resulted from the Company's increased retention in 1994 of its crop hail gross premiums written as described above, and consequently the receipt of an additional $3.8 million of ceding commissions from reinsurers of the Company's crop hail business in 1993 as compared to 1994. The remainder of the increase in expenses in 1994 was primarily the result of growth in premiums written.

COMBINED RATIOS

     The statutory combined ratio, which reflects underwriting results before taking into account investment income, is a traditional measure of underwriting performance of a property and casualty insurer. A combined ratio of less than 100% indicates underwriting profitability whereas a combined ratio in excess of 100% indicates unprofitable underwriting. The following table reflects the loss ratios, expense ratios and combined ratios of the Company (separately stated to include and exclude MPCI and other crop insurance) and the property and casualty insurance industry, computed in accordance with SAP, for each of the years in the three-year period ending December 31, 1994.

                                                                      YEARS ENDED DECEMBER 31,
                                                                     ---------------------------
                                                                     1994(1)    1993(1)    1992
                                                                     -----      -----      -----
The Company (including crop insurance)
  Loss Ratio......................................................    70.8%      78.4%      75.8%
  Expense Ratio...................................................    25.6       28.8       29.3
                                                                     -----      -----      -----
  Combined Ratio..................................................    96.4%     107.2%     105.1%
                                                                     =====      =====      =====
The Company (excluding crop insurance)
  Loss Ratio......................................................    72.2%      74.9%      75.8%
  Expense Ratio...................................................    30.4       30.1       29.3%
                                                                     -----      -----      -----
  Combined Ratio..................................................   102.6%     105.0%     105.1%
                                                                     =====      =====      =====
Industry Average(2)
  Loss Ratio......................................................    82.0%      79.5%      88.1%
  Expense Ratio...................................................    27.4       27.4       27.5
                                                                     -----      -----      -----
  Combined Ratio..................................................   109.4%     106.9%     115.6%
                                                                     =====      =====      =====

-------------------------
(1) For information with respect to the effect of MPCI on the Company's historical combined ratios, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General." 1993 data includes Redland for the entire calendar year.

(2) Source: Best's Aggregates & Averages -- Property Casualty (1994 Edition). Ratios for 1994 are preliminary and are from Best's Review, Property-Casualty, January 1995 Edition.

UNDERWRITING

     The Company's underwriting staff is organized by specific lines of insurance. This enables the Company to take advantage of its underwriters' expertise and experience in underwriting a particular type of insurance risk on a consistent basis. In accepting risks, each underwriter is required to comply with risk parameters, retention limits and rates prescribed by the Company.

     Generally, in order to deliver prompt service while ensuring consistent underwriting, the Company grants general agents the authority to sell and bind insurance coverages in accordance with detailed procedures and limitations established by the Company. The Company promptly reviews coverages bound by agents, decides whether the insurance is written in accordance with such procedures and limitations, and, subject to state law limits and policy terms, may cancel coverages that are not in compliance. Regulations of each state vary regarding cancellation of insurance policies and often depend upon whether they are written on an admitted or non-admitted basis. Additionally, the policies written by the Company provide that they may generally be canceled with 30 to 60 day notices, subject to state law limits.

     The Company's underwriting staff attempts to visit general agents and independent agents not less than annually. Additionally, the Company provides seminars in certain lines of business for its general agents and independent agents to discuss, among other things, new procedures and policies, new coverages and new regulatory requirements.

     The Company grants limited binding authority to certain independent agents in certain lines of business, and provides that all other agents submit all quotes to the Company's underwriting staff in order for such coverages to be bound. Each line of business has detailed procedures and limitations established by the Company. Business that is outside a general agent's or an independent agent's binding authority must be submitted to the Company's underwriting staff to obtain approval to bind such coverages.

     ARM's operations are subject to contractual and operational controls designed to maintain proper underwriting standards. The authority of ARM to bind the Company is limited to specific types of insurance detailed in reinsurance treaties written for this business unit and is limited to risks under which the Company's ultimate net retention does not exceed $150,000. Further, the Company and each of the four reinsurers participating in this business periodically audit the underwriting operations of ARM, and each has conducted at least two audits during 1994.

     The Company writes insurance in 44 states and the District of Columbia as an admitted carrier and in 42 states, the District of Columbia and the Virgin Islands as an approved non-admitted carrier. Non-admitted carriers normally are restricted to writing lines of business not regularly written in the standard admitted market, although they have greater freedom to design policy provisions and charge appropriate premiums on an unregulated basis. The Company generally seeks to have an insurance subsidiary licensed as an admitted carrier, as well as another insurance subsidiary operating as an approved non-admitted carrier, in each state in which it writes insurance in order to have the flexibility to offer insurance products in both the admitted as well as the non-admitted market. For the year ended December 31, 1994, the Company wrote 66% of its direct written premiums as an admitted carrier and 34% as a non-admitted carrier.

CLAIMS

     The Company's claims department administers all claims and directs all legal and adjustment aspects of the claims handling process. Independent adjusters are utilized regularly to assist in settling claims. The Company maintains an active approach to claims management which is designed to investigate claims as soon as practicable in order to manage and anticipate developments throughout the claims process.

     The specialized nature of the Company's business segments requires specific skills to settle claims successfully, and accordingly the Company maintains a staff of experienced claim examiners. These claim examiners specialize in individual segments of the Company's business, which provides greater consistency and depth of experience in settling claims.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

     The Company maintains reserves for estimates of liability for reported losses, losses which have occurred but which have not yet been reported, and for the expenses of investigating, processing and settling claims under outstanding policies. Such reserves are estimates by the Company primarily based on Company and industry experience with the types of risks involved, knowledge of the circumstances surrounding individual claims, and Company and industry experience with respect to the probable number and nature of claims arising from losses not yet reported. The effects of inflation are implicitly reflected in these loss reserves through the industry data utilized in establishing such reserves. The Company does not discount its reserves to estimated present value for financial reporting purposes. The Company annually obtains an independent review of its loss reserving process and reserve estimates by a professional actuary as part of the annual audit of its financial statements.

     The following table presents an analysis of the Company's reserves, reconciling beginning and ending reserve balances for the periods indicated:

                                                                    YEARS ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                  1994         1993        1992
                                                                ---------    --------    --------
                                                                          (IN THOUSANDS)
Net loss and loss adjustment expense reserves at beginning of
  year.......................................................   $ 115,714    $ 77,627    $ 66,132
                                                                ---------    --------    --------
Net loss and loss adjustment expense reserves of Redland at
  date of acquisition........................................          --      13,499          --
                                                                ---------    --------    --------
Provisions for net losses and loss adjustment expenses for
  claims occurring in the current year.......................     137,881      90,250      57,678
Increase in net reserves for claims occurring in prior
  years......................................................       5,070       2,555       2,347
                                                                ---------    --------    --------
                                                                  142,951      92,805      60,025
                                                                ---------    --------    --------
Net losses and loss adjustment expenses paid for claims
  occurring during:
  The current year...........................................     (60,375)    (40,209)    (18,328)
  Prior years................................................     (56,776)    (28,008)    (30,202)
                                                                ---------    --------    --------
                                                                 (117,151)    (68,217)    (48,530)
                                                                ---------    --------    --------
Net loss and loss adjustment expense reserves at end of
  year.......................................................     141,514     115,714      77,627
Reinsurance recoverable on unpaid losses and loss adjustment
  expenses...................................................      79,811      95,886      50,039
                                                                ---------    --------    --------
Gross loss and loss adjustment expense reserves..............   $ 221,325    $211,600    $127,666
                                                                =========    ========    ========

     The following table presents the development of balance sheet loss reserves from calendar years 1984 through 1994. The top line of the table shows the loss reserves at the balance sheet date for each of the indicated years. These amounts are the estimates of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The middle section of the table shows the cumulative amount paid with respect to previously recorded reserves as of the end of each succeeding year. The lower section of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The "Net cumulative redundancy (deficiency)" caption represents the aggregate cumulative change in the estimates over all prior years. The Company computes the cumulative redundancy (deficiency) annually on a calendar year basis.

     The establishment of reserves is an inherently uncertain process. The Company underwrites both property and casualty coverages in a number of specialty areas of business which may involve greater risks than standard property and casualty lines, including the risks associated with the absence of a long-term, reliable historical claims experience. These risk components may make more difficult the task of estimating reserves for losses, and cause the Company's underwriting results to fluctuate. Further, conditions and trends that have affected the development of loss reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this information.

        The Company adopted Statement of Financial Accounting Standards No. 113 ("SFAS #113"), "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," effective January 1, 1993. The effect of the application of SFAS #113 resulted in the reclassification of amounts ceded to reinsurers, which amounts were previously reported as a reduction in unearned premium and unpaid losses and loss adjustment expenses, to assets on the consolidated balance sheet. The table below includes a reconciliation of net loss and loss adjustment expense reserves to amounts presented on the consolidated balance sheet after reclassifications related to the adoption of SFAS #113. The gross cumulative deficiency is presented for 1992 and 1993, the only years on the table for which the Company has restated amounts in accordance with SFAS #113.

                                                             YEARS ENDED DECEMBER 31,
                  ---------------------------------------------------------------------------------------------------------------
                   1984      1985      1986      1987      1988      1989      1990       1991       1992       1993       1994
                  -------   -------   -------   -------   -------   -------   -------   --------   --------   --------   --------
                                                                  (IN THOUSANDS)

Net reserves for
  unpaid losses
  and loss
  adjustment
  expenses......  $ 2,764   $ 7,894   $17,373   $27,730   $34,092   $43,380   $58,439   $ 66,132   $ 77,627   $115,714   $141,514
Cumulative
 amount of net
 liability paid
 through:
 One year
   later........    2,475     3,857     5,641     8,490    10,413    13,026    23,737     30,202     28,008     56,776
 Two years
   later........    4,510     6,408    10,955    15,710    17,765    25,790    41,391     47,803     57,140
 Three years
   later........    5,463     8,609    14,721    20,207    23,436    33,005    51,703     63,862
 Four years
   later........    6,193     9,868    16,229    22,691    26,254    36,676    59,125
 Five years
   later........    6,514     9,970    17,385    23,486    27,802    38,677
 Six years
   later........    6,563    10,123    17,464    24,153    29,087
 Seven years
   later........    6,658    10,113    17,521    24,449
 Eight years
   later........    6,624    10,137    17,751
 Nine years
   later........    6,652    10,167
 Ten years
   later........    6,652
Net reserves
 reestimated as
 of:
 One year
   later........    5,221     8,720    17,260    26,778    33,360    42,969    58,637     68,479     80,182    120,784
 Two years
   later........    6,020     9,490    18,196    27,066    31,482    41,307    59,775     72,712     85,160
 Three years
   later........    6,378    10,589    18,648    25,326    29,761    39,670    62,752     77,305
 Four years
   later........    6,775    10,606    17,894    24,885    28,936    40,132    64,715
 Five years
   later........    6,647    10,224    17,996    24,431    29,081    40,790
 Six years
   later........    6,618    10,256    17,802    24,619    29,516
 Seven years
   later........    6,686    10,183    17,845    24,651
 Eight years
   later........    6,663    10,179    17,890
 Nine years
   later........    6,674    10,233
 Ten years
   later........    6,662
Net cumulative
 redundancy
 (deficiency)(1)... $(3,898) $(2,339) $  (517)  $ 3,079   $ 4,576   $ 2,590   $(6,276)  $(11,173)  $ (7,533)  $ (5,070)
Gross reserves
 for unpaid
 loss and loss
 adjustment
 expenses.......                                                                                   $127,666   $211,600   $221,325
Reinsurance
 recoverable on
 unpaid loss and
 loss adjustment
 expenses.......                                                                                     50,039     95,886     79,811
                                                                                                   --------   --------   --------
Net reserves for
 unpaid loss and
 loss adjustment
 expenses.......                                                                                     77,627    115,714   $141,514
                                                                                                                         ==========
Reestimated
 gross reserves
 for unpaid loss
 and loss
 adjustment
 expenses.......                                                                                    129,950    220,244
Reestimated
 reinsurance
 recoverable on
 unpaid
 loss and loss
 adjustment
 expenses.......                                                                                     44,790     99,460
                                                                                                   --------   --------
Reestimated net
 reserves for
 unpaid loss and
 loss adjustment
 expenses.......                                                                                     85,160    120,784
                                                                                                   --------   --------
Gross cumulative
 deficiency.....                                                                                   $ (2,284)  $ (8,644)
                                                                                                   ========== ==========

-------------------------
(1) Cumulative deficiencies appearing in the Company's reserve estimates for years 1990 through 1993 principally resulted from adverse loss and loss adjustment expense development occurring in the 1990 and 1991 accident years in its general liability and commercial multi-peril lines of business, and to a lesser extent its workers' compensation and liquor liability lines. The actual experience of these lines differed from the historical patterns causing the deficiencies. The Company has reviewed and adjusted its reserving practices and actuarial techniques to adjust for these reserve deficiencies.

     For further information about the Company's loss reserves, see "Certain Investment Considerations -- Loss Reserves."

REINSURANCE

     A significant component of the Company's business strategy involves the structuring of reinsurance tailored to the needs of its business lines. Insurance companies purchase reinsurance to spread risk on individual exposures, protect against catastrophic losses and increase their capacity to write insurance. Reinsurance involves an insurance company transferring, or ceding, all or a portion of its exposure on insurance to a reinsurer. The reinsurer assumes the exposure in return for a portion of the premium received by the insurance company. Reinsurance does not discharge the insurer from its obligations to its insured. If the reinsurer fails to meet its obligations, the ceding insurer remains liable to pay the insured, but the reinsurer is liable to the ceding insurer to the extent of the reinsured portion of any loss.

     The Company limits its exposure under individual policies by purchasing excess of loss and quota share reinsurance from other insurance companies, as well as maintaining catastrophe reinsurance to protect against catastrophic occurrences where claims can arise under several policies from a single event, such as a hurricane, earthquake, wind storm, riot, tornado or other extraordinary event.

     The Company generally retains the first $500,000 of risk under its casualty lines, ceding the next $2,500,000 to reinsurers; and 25% of the first $500,000 of risk under its property lines, ceding the other 75% to quota share reinsurers and the next $1,500,000 per risk to other reinsurers. The foregoing reinsurance coverage does not apply to business written through ARM, for which the Company maintains a separate 70% quota share treaty. To the extent that individual policies in any line exceed reinsurance treaty limits, it is the Company's customary policy to purchase reinsurance on a facultative (specific policy) basis.

     The Company maintains catastrophe reinsurance for its casualty lines which provides coverages of $7 million in excess of $3 million of aggregate risk per occurrence, and for its property lines, which provides catastrophe coverage of 95% of $17,500,000 in excess of $2,500,000 per catastrophe.

     In its Minnesota workers' compensation business, the Company buys catastrophe coverage on an unlimited basis from the Minnesota Workers Compensation Reinsurance Association in excess of $450,000 retention per occurrence. In other states the Company purchases $49.5 million of coverage in excess of $500,000 per occurrence and $9.5 million of coverage in excess of $500,000 per person through private insurers.

     The Company reinsures its MPCI business with various federal reinsurance pools administered by the CFSA. Under the CFSA's reinsurance program, the Company may (at the Company's election) cede to the CFSA a portion of the Company's gross exposure under MPCI policies, ranging from 0% to 80% of such exposure. In 1994, the Company ceded to the CFSA an aggregate of 39.7% of such gross exposure. The Company's net exposure on MPCI business is further reduced by privately placed stop loss reinsurance purchased from private carriers. See "Business -- Multi-Peril Crop Insurance Program."

     Approximately 50% of the Company's crop hail business is reinsured through quota share agreements, which is also supplemented by surplus and stop loss contracts purchased from private reinsurers. Surplus agreements generally limit the Company's quota share exposure to $1,500,000 per county or township. Stop loss reinsurance is purchased to cover 90% of net retained losses exceeding 90% up to 130% of retained premiums.

     Reinsurance treaties are renegotiated and renewed annually by the Company, generally by March 31st. Although the Company may determine to make changes in its reinsurance facilities for the next renewal year, it is currently anticipated that its reinsurance program will remain substantially the same.

     The Company seeks to mitigate exposure to adverse reinsurance pricing conditions and to credit risk by maintaining a diversity of reinsurers. The Company closely monitors the quality and performance of its reinsurers. At December 31, 1994, 94% of the Company's outstanding reinsurance recoverables were from domestic reinsurance companies or the federal government, 98% of which was from domestic reinsurance companies rated A- (Excellent) or better by A.M. Best or from the federal government. The balance of the Company's reinsurance was primarily placed with major international reinsurers.

     The following table sets forth the principal domestic reinsurers of the Company and their A.M. Best ratings, ranked in order of outstanding reinsurance recoverables at December 31, 1994.

                                                                            YEAR ENDED DECEMBER 31, 1994
                                                                   ----------------------------------------------
                                                                     OUTSTANDING      REINSURANCE
                                                                     REINSURANCE       PREMIUMS      A.M. BEST'S
                       DOMESTIC REINSURER                           RECOVERABLES         CEDED       1993 RATING
----------------------------------------------------------------   ---------------    -----------    ------------
                                                                                   (IN THOUSANDS)
Consolidated Farm Service Agency................................      $  35,515         $92,744      Government
Constitution Reinsurance Corporation............................         15,607          18,113      A+
Reliance Reinsurance Corporation................................          6,955          14,223      A-
Re Capital Reinsurance Company..................................          6,803           5,379      A
Cologne Reinsurance Company of America..........................          5,755              42      A+
Skandia America Reinsurance Corporation.........................          5,113           6,116      A
PMA Reinsurance Corporation.....................................          4,704           4,952      A+
Signet Star Reinsurance Corporation.............................          4,659           2,358      A
                                                                   ------------
    Subtotal....................................................         85,111
                                                                   ------------
    Other Reinsurance Recoverables from Domestic Reinsurers
      Rated A- or Better by A.M. Best...........................         19,178
                                                                   ------------
    Total Outstanding Reinsurance recoverables from Domestic
      Reinsurers Rated A- or Better by A.M. Best................      $ 104,289
    Total Outstanding Reinsurance Recoverables
      from Domestic Reinsurers..................................      $ 106,000
                                                                   ------------
    Percentage of Total Outstanding Domestic Reinsurance
      Recoverables from Reinsurers which are Rated A- or
      Better....................................................             98%
                                                                   =============

INVESTMENTS

     The Company's investment policy is to maximize the after-tax yield of the portfolio while emphasizing the stability and preservation of the Company's capital base. Further, the portfolio is invested in types of securities and in an aggregate duration which reflect the nature of the Company's liabilities and expected liquidity needs. The Company manages its portfolio internally. Effective January 1, 1994, all of the Company's fixed maturity securities were classified as available for sale and carried at market value. At December 31, 1993, the fixed maturity securities which the Company classified as available for sale were carried at the lower of aggregate cost or market and the fixed maturity securities classified as held for investment were carried at cost. The investment portfolio at December 31, 1994 and December 31, 1993, consisted of the following:

                                                    DECEMBER 31, 1994         DECEMBER 31, 1993
                                                  ---------------------     ---------------------
                                                               CARRYING                  CARRYING
               TYPE OF INVESTMENT                   COST        VALUE         COST        VALUE
------------------------------------------------  --------     --------     --------     --------
                                                                  (IN THOUSANDS)
Fixed maturity securities

  U.S. government obligations...................  $ 68,308     $ 66,087     $ 26,455     $ 26,455
  Obligations of states and political
     subdivisions...............................    39,544       37,595       33,874       33,874
  Foreign corporations..........................     1,499        1,430          499          499
  Public utilities..............................     4,904        4,693        3,218        3,218
  All other corporate bonds.....................    21,796       21,300        9,789        9,789
  Collateral-backed securities..................    73,024       59,075       73,757       73,757
                                                  --------     --------     --------     --------
          Total fixed maturity securities.......   209,075      190,180      147,592      147,592
Common stocks...................................     5,960        5,772        5,439        5,427
Preferred stocks................................     7,803        6,758        8,367        8,445
Commercial mortgages............................     1,869        1,869        2,852        2,852
Real estate.....................................     3,891        3,891        4,266        4,266
Short-term investments(1).......................    56,273       56,273       19,404       19,404
                                                  --------     --------     --------     --------
          Total.................................  $284,871     $264,743     $187,920     $187,986
                                                  ========     ========     ========     ========

-------------------------
(1) Due to the short-term nature of crop insurance, the Company must maintain short-term investments to fund amounts due. Historically, these short-term funds are highest in the Fall corresponding to the cash flow of the agricultural industry.

     The following table sets forth, as of December 31, 1994, the composition of the Company's fixed maturity securities portfolio by time to maturity.

                                                                         CARRYING
                                 MATURITY:                                VALUE     PERCENT
    -------------------------------------------------------------------  --------   -------
                                                                           (IN THOUSANDS,
                                                                               EXCEPT
                                                                            PERCENTAGES)
    1 year or less.....................................................  $  5,713      3.0%
    More than 1 year through 5 years...................................    72,909     38.3
    More than 5 years through 10 years.................................    22,050     11.6
    More than 10 years.................................................    30,433     16.0
    Collateral backed securities.......................................    59,075     31.1
                                                                         --------    -----
              Total....................................................  $190,180    100.0%
                                                                         ========    =====

     The following table sets forth, as of December 31, 1994, the ratings assigned to the Company's fixed maturity securities.

                                                                         CARRYING
                                RATING:(1)                                VALUE     PERCENT
    -------------------------------------------------------------------  --------   -------
                                                                           (IN THOUSANDS,
                                                                               EXCEPT
                                                                            PERCENTAGES)
    Aaa................................................................  $156,399     82.3%
    Aa.................................................................     6,847      3.6
    A..................................................................    20,221     10.6
    Baa................................................................     3,807      2.0
    Below investment grade.............................................     2,906      1.5
                                                                         --------    -----
              Total....................................................  $190,180    100.0%
                                                                         ========    =====

-------------------------
(1) Ratings are assigned by Moody's Investors Service, Inc. when available, with the remaining ratings assigned by Standard & Poor's Corporation.

     The Company's investment results for the periods indicated are set forth below:

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1994         1993         1992
                                                             --------     --------     --------
                                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
Net investment income......................................  $ 13,276     $ 10,844     $  8,220
Average investment portfolio(1)............................   220,125      173,182      113,024
Pre-tax return on average investment portfolio.............       6.0%         6.3%         7.3%
Net realized gains.........................................  $    554     $  2,250     $  1,046

-------------------------
(1) Average investment portfolio represents the average of the beginning and ending investment portfolio (excluding real estate) computed on a quarterly basis.

     The Company's collateral backed securities portfolio consists of mortgage-backed securities, all of which are collateralized mortgage obligations ("CMOs"). The following table sets forth as of December 31, 1994 the categories of the Company's CMOs, which at such date had an average life of approximately six years.

                                                                                              CARRYING
                       TYPE OF CMO                         PAR VALUE(1)   AMORTIZED COST(1)    VALUE
---------------------------------------------------------  ------------   -----------------   --------
                                                                          (IN THOUSANDS)
Fixed coupon.............................................    $ 18,547          $18,795        $ 17,581
Floating rate(2).........................................      18,460           18,354          17,838
Inverse floating rate(2).................................      38,037           35,875          23,656
                                                             --------          -------        --------
          Total CMOs(3)..................................    $ 75,044          $73,024        $ 59,075
                                                             ========          =======        ========

-------------------------
(1) Par value is the face amount of the underlying mortgage collateral. Any cost in excess of par value is a "premium" whereas cost lower than par value is a "discount." The Company's aggregate CMO portfolio has been purchased at a discount.

(2) Floating rate CMOs provide an increased interest rate when a specified index interest rate increases and a lower interest rate when such index rate decreases, while inverse floating rate CMOs provide a lower interest rate when the index rate increases and a higher rate when the index rate decreases. Generally, the Company's floating rate and inverse floating rate securities are tied to the one month LIBOR. The market values of the Company's floating rate and inverse floating rate CMOs are significantly impacted by various factors, including the outlook for future interest rate changes and such securities' relative liquidity under current market conditions. In certain cases, carrying values presented are determined by modeling techniques for securities not actively traded. See Note 1 to the Consolidated Financial Statements.

(3) All of the CMO portfolio collateral is guaranteed by a government agency.

     The yield characteristics of mortgage-backed securities differ from those of traditional fixed maturity securities. Interest and principal payments occur more frequently, often monthly, and mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors which cannot be predicted with certainty, including the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates, a variety of economic, geographic and other factors and the prepayment priority of the securities in the overall securitization structures.

     In general, prepayments on the underlying mortgage loans, and the securities backed by these loans, increase when the level of prevailing interest rates decline significantly below the interest rates on such loans. Mortgage-backed securities purchased at a discount to par will experience an increase in yield when the underlying mortgages prepay faster than expected because the faster prepayment results in accelerated recognition of the discount as income. Those securities purchased at a premium that prepay faster than expected will incur a reduction in yield because the faster prepayment results in accelerated amortization of the premium. When declines in interest rates occur, the proceeds from the prepayment of mortgage-backed securities are likely to be reinvested at lower rates than the Company was earning on the prepaid securities.

     As the level of prevailing interest rates increases, which occurred during 1994, prepayments on mortgage-backed securities decelerate as fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the mortgage-backed securities increase, which decreases the yield on mortgage-backed securities purchased at a discount because the discount is realized as income at a slower rate and increases the yield on those purchased at a premium as a result of a decrease in annual amortization of the premium.

REGULATION

     As a general rule, an insurance company must be licensed to transact insurance business in each jurisdiction in which it operates, and almost all significant operations of a licensed insurer are subject to regulatory scrutiny. Licensed insurance companies are generally known as "admitted" insurers. Most states provide a limited exemption from licensing for insurers issuing insurance coverages that generally are not available from admitted insurers. Their coverages are referred to as "surplus lines" insurance and these insurers as "surplus lines" or "non-admitted" companies.

     The Company's admitted insurance businesses are subject to comprehensive, detailed regulation throughout the United States, under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. The primary purpose of such regulations and supervision is the protection of policyholders and claimants rather than stockholders or other investors. Depending on whether the insurance company is domiciled in the state and whether it is an admitted or non-admitted insurer, such authority may extend to such things as (i) periodic reporting of the insurer's financial condition;
(ii) periodic financial examination; (iii) approval of rates and policy forms;
(iv) loss reserve adequacy; (v) insurer solvency; (vi) the licensing of insurers and their agents; (vii) restrictions on the payment of dividends and other distributions; (viii) approval of changes in control; and (ix) the type and amount of permitted investments.

     The Company also is subject to laws governing insurance holding companies in Nebraska, Iowa and Arizona, where the Insurance Companies are domiciled. These laws, among other things, require the Company to file periodic information with state regulatory authorities including information concerning its capital structure, ownership, financial condition and general business operations; regulate certain transactions between the Company, its affiliates and the Insurance Companies, including the amount of dividends and other distributions and the terms of surplus notes; and restrict the ability of any one person to acquire certain levels of the Company's voting securities without prior regulatory approval.

     The insurance holding company laws of Nebraska, Iowa and Arizona limit dividends and other distributions from the Insurance Companies to the Company. Under Nebraska law, dividends or distributions may not be paid by an insurance company without prior regulatory approval, unless such dividend, together with any dividends paid within the preceding 12 months, does not exceed the lesser of
(a) 10% of the policyholders' surplus of the insurer as of the preceding December 31 or (b) the insurer's net income, excluding realized capital gains, for the preceding calendar year, all as computed in accordance with SAP. In determining net income available for dividends in Nebraska, an insurer may carry forward net income from the second and third full calendar years preceding the date of determination, again excluding realized capital gains, less dividends paid in such prior calendar years. Under Iowa law, dividends or distributions may not be paid by an insurance company without prior regulatory approval, unless such dividend, together with any dividends paid within the preceding twelve months, does not exceed the greater of (a) 10% of the policyholders' surplus of the insurer as of the preceding December 31 or (b) the insurer's net income for the preceding calendar year, all as computed in accordance with SAP. Under Arizona law, dividends or distributions may not be paid by an insurance company without prior regulatory approval, unless such dividend, together with any dividends paid within the preceding twelve months, does not exceed the lesser of (a) 10% of the policyholders' surplus of the insurer as of the preceding December 31 or (b) the insurer's net investment income (including realized capital losses and excluding realized capital gains) for the preceding calendar year, all as computed in accordance with SAP.

     Other regulatory and business considerations may further limit the willingness of the Insurance Companies to pay dividends. For example, the impact of dividends on surplus could affect an insurer's competitive position, the amount of premiums that it can write and its ability to pay future dividends. Further, the insurance laws and regulations of Nebraska, Iowa and Arizona require that the statutory surplus of an insurance company domiciled therein, following any dividend or distribution by such company, be reasonable in relation to its outstanding liabilities and adequate for its financial needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     While the non-insurance company subsidiaries are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount which a subsidiary within the holding company system may charge any of the Insurance Companies for services (e.g., agents' commissions).

     The Company's MPCI program is federally regulated and supported by the federal government by means of premium subsidies to farmers, expense reimbursement and federal reinsurance pools for private insurers. Consequently, the MPCI program is subject to oversight by the legislative and executive branches of the federal government, including the CFSA, a division of the USDA. The MPCI program regulations generally require compliance with federal guidelines with respect to underwriting, rating and claims administration. The Company is required to perform continuous internal audit procedures and is subject to audit by several federal government agencies.

     The MPCI program has historically been subject to change by the federal government at least annually since its establishment in 1980, some of which changes have been significant. The most recent significant changes to the MPCI program came as a result of the passage by Congress of the Reform Act of 1994. See "Business -- Multi-Peril Crop Insurance Program."

     Certain provisions of the Reform Act, if implemented by the CFSA, may increase competition among private insurers in the pricing of Buy-up Coverage. The Reform Act authorizes the CFSA to implement regulations permitting insurance companies to pass on to farmers in the form of reduced premiums certain cost efficiencies related to any excess expense reimbursement over the insurer's actual cost to administer the program, which could result in increased price competition. To date, the CFSA has not enacted regulations implementing these provisions.

     During the past several years, various regulatory and legislative bodies have adopted or proposed new laws or regulations to deal with the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations include (i) the creation of "market assistance plans" under which insurers are induced to provide certain coverages, (ii) restrictions on the ability of insurers to cancel certain policies in mid-term, (iii) advance notice requirements or limitations imposed for certain policy non-renewals and
(iv) limitations upon or decreases in rates permitted to be charged.

     Governmental regulators and the NAIC re-examine from time to time existing laws and regulations and their application to insurance companies. For example, the NAIC recently approved and recommended that states adopt and implement several regulatory initiatives designed to be used by regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies and to decrease the risk of insolvency of insurance companies. These initiatives include the implementation of the RBC standards for determining adequate levels of capital and surplus to support four areas of risk facing property and casualty insurers: (a) asset risk (default on fixed income assets and market decline), (b) credit risk (losses from unrecoverable reinsurance and inability to collect agents' balances and other receivables), (c) underwriting risk (premium pricing and reserve estimates), and (d) off-balance sheet/growth risk (excessive premium growth and unreported liabilities). The RBC standards require regulators to analyze the ratio of an insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, as adjusted) to its required RBC. Insurers having less statutory surplus than that required by the RBC formula will be subject to varying degrees of regulatory attention, from submission of a comprehensive plan to improve its capital position, to special examinations, to being placed under supervision.

     The RBC formula provides a mechanism for the calculation of an insurance company's authorized control level RBC and its total adjusted capital. The formula sets forth the points at which a commissioner of insurance is authorized and expected to take regulatory action. The first level is known as the company action level RBC, which is set at twice the authorized control level RBC. The second level is the regulatory action level RBC, set at 1.5 times the authorized control level RBC. The third is the authorized control level RBC, and the fourth is the mandatory control level RBC, set at 70 percent of the authorized control level RBC.

     If an insurance company's adjusted capital is higher than or equal to the regulatory action level RBC but below the company action level RBC, the insurance company must submit to its commissioner of insurance an RBC plan which shall contain, among other things, proposals for corrective action. If an insurance company's adjusted capital is higher than or equal to the authorized control level RBC but lower than the regulatory action level RBC, the commissioner of insurance shall perform any examination or analysis as deemed necessary of the insurer's business and operations and issue any appropriate corrective orders to address the insurance company's financial problems. If an insurer's adjusted capital is higher than or equal to the mandatory control level RBC but lower than the authorized control level RBC, the commissioner may place the insurer under regulatory control. If the insurance company's adjusted capital falls below the mandatory control level RBC, the commissioner will be required to place the insurer under regulatory control. Of the states in which the Insurance Companies are domiciled, Nebraska is the first state to adopt, effective January 1, 1994, RBC rules into law, although the RBC results must be reported to the states in which the Insurance Companies do business. The Nebraska RBC statute is similar to the NAIC initiative set forth above. Management believes the implementation of RBC will not have a material adverse effect on the operations of the Insurance Companies, each of which has exceeded the RBC requirements for the 1994 year.

     The NAIC has developed its Insurance Regulatory Information System ("IRIS") to assist state insurance departments in identifying significant changes in the operations of an insurance company, such as changes in its product mix, large reinsurance transactions, increases or decreases in premiums received and certain other changes in operations. Such changes may not result from any problems with an insurance company but merely indicate changes in certain ratios outside ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "normal ranges," state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted.

     For the year ended December 31, 1993, Redland Insurance was outside the normal range specified by IRIS in six out of the twelve IRIS ratios for property and casualty insurers. The Company has taken action to improve certain of these ratio results, and, during 1994, the Company contributed a total of $24 million to the surplus of Redland Insurance, including the $18 million described below. As a result primarily of the foregoing IRIS results, the Iowa insurance regulatory authorities conducted a special examination of Redland Insurance for the year ended December 31, 1993. Since the results of this examination have not yet been disclosed to the Company, no assurance can be given that such examination will not result in regulatory action that could have an adverse impact on the business or results of operations of Redland Insurance.

     For the year ended December 31, 1994, Redland Insurance was outside the normal range specified by IRIS in four out of the twelve IRIS ratios. Of these four ratios, the investment yield ratio was outside the normal range as a result of the high proportion of short-term investments held by Redland due to its short-term crop insurance business and the change in surplus ratio was outside the normal range due to surplus contributions to Redland Insurance from its parent company. Although the Company does not believe that these ratios will result in regulatory action having a material effect on the Company, there can be no assurance as to the foregoing.

     The insurance laws of Michigan require non-domiciliary insurance companies that undergo a change of control to requalify for their certificates of authority to write insurance. On May 29, 1994, the Michigan Insurance Bureau (the "Bureau") revoked Redland Insurance's certificate of authority after it failed to requalify under such law following its acquisition by the Company. The Bureau cited as its reason concerns about Redland Insurance's capitalization, operating ratios and 1993 IRIS ratios. The Company has since improved the capitalization of Redland Insurance. Redland Insurance plans to seek requalification in Michigan in 1996. For 1994, gross premiums written by Redland in Michigan were $4.5 million, 90% of which consisted of MPCI and crop hail insurance. The Company does not believe that the action by Michigan will have a material adverse effect on the Company's financial condition and results of operations since management believes that the Company has been able to write through Acceptance Insurance substantially all of the Michigan business it would have written through Redland Insurance.

     On August 29, 1994, after a review of the Company's six month financial statements, A.M. Best placed the current A- (Excellent) rating of three of the rated Insurance Companies under review, with negative implications, citing as the reason the Company's growth in written premiums without a corresponding growth in surplus. Subsequently, the Company increased the statutory surplus of Redland Insurance and Acceptance Insurance by an additional $18 million and $20 million, respectively, with the proceeds from the exercise of the Warrants. A.M. Best then affirmed the Insurance Companies' A- (Excellent) rating.

     The eligibility of the Company's insurance subsidiaries to write insurance on a surplus lines basis in most jurisdictions is dependent on their compliance with certain financial standards, including the maintenance of a requisite level of capital and surplus and the establishment of certain statutory deposits. State surplus lines laws typically: (i) require the insurance producer placing the business to show that he or she was unable to place the coverage with admitted insurers; (ii) establish minimum financial requirements for surplus lines insurers operating in the state; and (iii) require the insurance producer to obtain a special surplus lines license. In recent years, many jurisdictions have increased the minimum financial standards applicable to surplus lines eligibility.

     The Insurance Companies also may be required under the solvency or guaranty laws of most states in which they are licensed to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insolvent or rehabilitated insurance companies. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. Some state laws and regulations further require participation by the Insurance Companies in pools or funds to provide some types of insurance coverages which they would not ordinarily accept.

     It is not possible to predict the future impact of changing state and federal regulation on the Company's operations, and there can be no assurance that existing insurance-related laws and regulations will not become more restrictive in the future or that laws and regulations enacted in the future will not be more restrictive than existing laws.

EMPLOYEES

     At March 15, 1995 the Company and its subsidiaries employed 17 salaried executives and 775 other personnel. Acceptance believes that relations with its employees are good.

ITEM 2.  PROPERTIES.

         The following table sets forth certain information regarding the principal properties of the Company.

        Location               General Character                         Size                         Leased/Owned
-----------------------      ---------------------            -------------------------               ------------
Omaha, NE . . . . . . .      Office                           44,000 sq. ft.                          Leased(1)

Council Bluffs, IA. . .      Office                           63,000 sq. ft.                          Leased(1)

Burlington, NC. . . . .      Office                           15,000 sq. ft.                          Leased(1)

Phoenix, AZ . . . . . .      Office                           33,000 sq. ft.                          Leased(1)

Scottsdale, AZ. . . . .      Office                           11,000 sq. ft.                          Leased(1)

---------------------

(1) The range of expiration dates for these leases is November 30, 2001 (Omaha), June 30, 1997 (Council Bluffs), February 1, 1996 (Burlington), February 21, 2000 (Phoenix), and December, 1998 (Scottsdale).



ITEM 3.  LEGAL PROCEEDINGS.

     There are no material legal proceedings pending involving the Company or any of its subsidiaries which require reporting pursuant to this Item.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1994.

ITEM 5. MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock is listed and traded on the NYSE. The following table sets forth the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape for the fiscal quarters indicated.

                                                                      HIGH      LOW
                                                                      ----      ----
     Year Ended December 31, 1993
       First Quarter................................................ $13 1/4    $8 1/4
       Second Quarter...............................................  14 1/8    12
       Third Quarter................................................  15 1/4    12 1/2
       Fourth Quarter...............................................  15 5/8    11 1/4
     Year Ended December 31, 1994
       First Quarter................................................  13 3/4    11 1/8
       Second Quarter...............................................  13 5/8    11 3/8
       Third Quarter................................................  15 1/8    12 3/4
       Fourth Quarter...............................................  18        12 5/8
     Year Ending December 31, 1995
       First Quarter (through March 29, 1995).......................  16 5/8    14 1/8

     The closing sales price of the Common Stock on March 29, 1995, as reported on the NYSE Composite Tape, was $15 per share. As of March 29, 1995, there were approximately 1,900 holders of record of the Common Stock.

     The Company has not paid cash dividends to its stockholders during the periods indicated above and does not anticipate that it will pay cash dividends in the foreseeable future. The Revolving Credit Facility prohibits the payment of cash dividends to stockholders. See "Business -- Regulation" for a description of restrictions on payment of dividends to the Company from the Insurance Companies.

ITEM 6.  SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
     The following table sets forth certain selected consolidated financial data and should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. This selected consolidated financial data has been derived from the audited Consolidated Financial Statements of the Company and its subsidiaries. The information set forth below with respect to insurance operations does not present information for Acceptance Insurance's operations for periods prior to its acquisition by the Company in April 1990.

                                                                                          FOUR MONTHS
                                                  YEARS ENDED DECEMBER 31,                   ENDED       YEAR ENDED
                                      ------------------------------------------------    DECEMBER 31,   AUGUST 31,
                                      1994(1)      1993(1)        1992          1991        1990(2)         1990
                                      --------     --------     --------      --------    ------------   -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
INCOME STATEMENT DATA:
  Insurance Revenues:
     Gross premiums written.......... $447,483     $256,042     $152,091      $104,853      $ 25,563       $38,985
                                      ========     ========     ========      ========      ========       =======
     Net premiums written............ $229,176     $137,505     $ 84,085      $ 62,982      $ 16,627       $36,940
                                      ========     ========     ========      ========      ========       =======
     Net premiums earned............. $202,659     $128,082     $ 79,164      $ 65,164      $ 23,362       $27,948
     Net investment income...........   12,864       10,467        8,220         6,103         2,367         3,145
     Net realized capital gains......      554        2,250        1,046         1,953         1,155           616
     Agency income...................    3,629        4,119        3,992         1,645            --            --
                                      --------     --------     --------      --------      --------       -------
       Insurance revenues............  219,706      144,918       92,422        74,865        26,884        31,709
  Non-insurance revenues(3)..........      412          377        2,610         5,824         1,498         1,870
                                      --------     --------     --------      --------      --------       -------
  Total revenues.....................  220,118      145,295       95,032        80,689        28,382        33,579
  Insurance expenses:
     Losses and loss adjustment
       expenses......................  142,951       92,805       60,025        46,917        16,928        19,746
     Underwriting and other
       expenses......................   52,627       36,905       23,523        19,433         6,371         8,389
     Agency expenses.................    3,180        3,794        3,736         1,624            --            --
                                      --------     --------     --------      --------      --------       -------
       Insurance expenses............  198,758      133,013       86,793        67,483        23,095        27,971
  Non-insurance expenses(3)..........    1,684        1,225        3,107        11,533         4,020         7,867
                                      --------     --------     --------      --------      --------       -------
  Total expenses.....................  200,442      134,729       90,391        79,507        27,319        36,002
                                      --------     --------     --------      --------      --------       -------
  Operating profit (loss)............   19,676       10,566        4,641(4)      1,182         1,063        (2,423)
  Other income (expense):
     Interest expense................   (1,693)      (2,235)      (4,428)       (5,712)       (2,092)       (3,987)
     Other income (expense),
       net(3)........................     (271)        (340)        (823)      (18,728)         (312)          394
                                      --------     --------     --------      --------      --------       -------
     Income (loss) from continuing
       operations before income taxes
       and minority interests........   17,712        7,991         (610)      (23,258)       (1,341)       (6,016)
  Provision (benefit) for income
     taxes(5)........................   (3,443)         167           --            --            --            --
  Minority interests in net income
     (loss)
     of consolidated subsidiaries....       80          238          216          (148)         (509)         (358)
                                      --------     --------     --------      --------      --------      --------
  Net income (loss) from continuing
     operations(6)................... $ 21,075     $  7,586     $   (826)(4)  $(23,110)(7)   $  (832)      $(5,658)
                                      ========     ========     ========      ========      ========       =======
  Net income (loss) from continuing
     operations per share:
     -- Primary...................... $   1.71     $   0.86     $  (0.24)     $  (6.78)      $ (0.25)      $ (1.82)
     -- Fully diluted................     1.68         0.85        (0.24)        (6.78)        (0.25)        (1.82)
GAAP Ratios:
  Loss ratio.........................     70.5%        72.5%        75.8%(4)      72.0%         72.4%         70.7%
  Expense ratio......................     26.0         28.8         29.7          29.8          27.3          30.0
                                      --------     --------     --------      --------      --------       -------
  Combined loss and expense ratio....     96.5%       101.3%       105.5%        101.8%         99.7%        100.7%
                                      ========     ========     ========      ========      ========       =======

                                                                                       DECEMBER 31,
                                                                                   ---------------------
                                                                                     1994         1993
                                                                                   --------     --------
                                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
  Investments....................................................................  $264,743     $187,986
  Total assets...................................................................   543,087      409,385
  Loss and loss adjustment expense reserves......................................   221,325      211,600
  Unearned premiums..............................................................    97,170       60,114
  Borrowings and term debt.......................................................    29,000       18,951
  Stockholders' equity...........................................................   159,754       95,717
  Statutory surplus of Insurance Companies(8)....................................   126,272       73,910

-------------------------
(1) For a discussion of the accounting treatment of the Company's MPCI business, the results of which are included in the periods indicated, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

(2) Effective September 1, 1990, the Company changed its fiscal year end from August 31 to December 31.

(3) For further information with respect to amounts shown in these lines, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- Effects of Non-Insurance Operations."

(4) Operating profit was reduced in 1992 by the strengthening of reserves in the amount of approximately $2.1 million on two lines of insurance and $1.7 million of incurred losses relating to Hurricanes Andrew and Iniki. The strengthening of reserves and hurricane losses accounted for 4.8% of the loss ratio for 1992.

(5) Results for 1994 and 1993 reflect the utilization of tax loss carryforwards and other temporary differences resulting from prior non-insurance operations.

(6) Does not include amounts relating to discontinued operations recorded primarily in 1991. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- Effects of Non-Insurance Operations."

(7) Included in other income (expense), net and loss from continuing operations for the year ended December 31, 1991, is a non-cash charge of $15.3 million, or $4.49 per share, to reduce the Company's equity investment in real estate operations to estimated net realizable value, incurred as part of the restructuring of certain prior non-insurance operations.

(8) Statutory data have been derived from the separate financial statements of the Insurance Companies prepared in accordance with SAP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The following discussion and analysis of financial condition and results of operations of the Company and its consolidated subsidiaries should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere herein.

GENERAL

INSURANCE OPERATIONS

     Over the past five years, premiums written in the Company's insurance operations have consistently increased, both as the result of acquisitions and through internal growth. The Company has reported operating profits in each quarter beginning with the third quarter of 1992, when the phasing out of its prior non-insurance operations was substantially completed. For information about the effects of these prior operations on the Company's financial results, see "-- Effects of Non-Insurance Operations" below.

     Although the property and casualty insurance industry in general has been experiencing soft market conditions for the past several years, the Company nonetheless has been able to increase premium volumes in recent periods while maintaining combined ratios better than the ratios of the industry as a whole. This growth has been the result of the Company's strategy of acquiring niche businesses and increasing premiums written in selected lines. The Company's most significant recent acquisition was its purchase in July 1993 of Redland, which provides MPCI, crop hail and other named peril crop insurance and certain standard property and casualty coverages to the rural market. Following its acquisition by the Company, Redland increased the volume of its MPCI Premium by 42% in 1994 over 1993. The Company was the third largest MPCI writer in the United States in 1994.

     MPCI is a government-sponsored program with accounting treatment which differs from more traditional property and casualty insurance lines. For income statement purposes under GAAP and under SAP, gross premiums written consist of the aggregate amount of MPCI premiums paid by farmers, and do not include any related federal premium subsidies. The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the CFSA. For income statement purposes, any such profit share earned by the Company, net of the cost of third party reinsurance, is shown as net premiums written, which equals net premiums earned for MPCI business; however, any share of losses payable by the Company is charged to losses and loss adjustment expenses. All expense reimbursements received are credited to underwriting expenses. The foregoing are the principal entries that are made in respect of net premiums written, net premiums earned, losses paid and underwriting expenses. See "Business -- Multi-Peril Crop Insurance Program."

     As a result of this accounting treatment, the MPCI business may tend to affect comparisons of the Company's results and operating ratios for periods after the Redland acquisition with prior periods and affect comparisons of the Company's operating ratios with industry averages. For information about the Company's operating ratios excluding the results of its MPCI and other crop business, see "Business -- Combined Ratios." Certain other characteristics of the Company's crop business also may affect comparisons, including: (i) the seasonal nature of the business whereby profits are generally recognized predominantly in the second half of the year; (ii) the short-term nature of crop business whereby losses are known within a short time period; and (iii) the limited amount of investment income associated with crop business. In addition, cash flows from such business differ from cash flows from certain more traditional lines. See "-- Liquidity and Capital Resources" below. The seasonal and short term nature of the Company's crop business, as well as the impact on such business of weather and other natural perils, may produce more volatility in the Company's operating results on a quarter to quarter or year to year basis than has historically been present in the operations of the Company.

EFFECTS OF NON-INSURANCE OPERATIONS

     Prior to June 1992, the Company also was engaged in certain citrus and real estate businesses. These operations encountered difficulties beginning in 1990 and the Company commenced a restructuring in 1991. This restructuring was substantially completed by the third quarter of 1992, and since then the Company's insurance operations have been its sole business focus. The impact of these prior non-insurance operations and their restructuring and of certain related items in the Company's historical results of operations is described more fully below through an analysis of certain line items appearing in the "Selected Consolidated Financial Data" appearing elsewhere herein.



                                                            YEARS ENDED                  FOUR MONTHS
                                                           DECEMBER 31,                     ENDED        YEAR ENDED
                                              ---------------------------------------    DECEMBER 31,    AUGUST 31,
                 LINE ITEM                     1994      1993      1992        1991          1990           1990
--------------------------------------------  ------    ------    -------    --------    ------------    -----------
                                                                  (IN THOUSANDS)
Non-insurance revenues:
  Holding company interest income...........  $  412    $  377    $     0    $      0       $    0         $     0
  Real estate revenues......................       0         0      2,610       5,824        1,498           1,870
                                              ------    ------    -------    --------       ------         -------
      Total non-insurance revenues..........  $  412    $  377    $ 2,610    $  5,824       $1,498         $ 1,870
                                              ======    ======    =======    ========       ======         =======
Non-insurance expenses:
  Holding company general and administrative
    expenses................................  $1,684    $1,182    $ 1,427    $  6,128       $1,922         $ 4,875
  Real estate expenses......................       0        43      1,680       5,405        2,098           2,992
                                              ------    ------    -------    --------       ------         -------
      Total non-insurance expenses..........  $1,684    $1,225    $ 3,107    $ 11,533       $4,020         $ 7,867
                                              ======    ======    =======    ========       ======         =======
Other income (expense), net:
  Major Realty valuation adjustment.........  $    0    $    0    $     0    $(15,300)      $    0         $     0
  Share of net loss of Major Realty.........    (297)     (301)    (1,165)     (1,179)        (470)         (1,018)
  Other real estate write-down..............       0         0          0      (2,520)           0               0
  Other, net................................      26       (39)       342         271          158           1,412
                                              ------    ------    -------    --------       ------         -------
      Total other income (expense), net.....  $ (271)   $ (340)   $  (823)   $(18,728)      $ (312)        $   394
                                              ======    ======    =======    ========       ======         =======

     Non-Insurance Revenues. Amounts shown as holding company interest income consisted of interest earned on investment assets held at the holding company level which were primarily acquired with a portion of the net proceeds of the Company's equity rights offering. Amounts shown as real estate revenues reflect income from prior real estate operations which were restructured in 1992 as described under "Other Income (Expense), Net" below.

     Non-Insurance Expenses. Included in holding company general and administrative expenses are directors' fees, legal and accounting expenses, shareholder-related costs including annual report, proxy and annual meeting expenses, New York Stock Exchange fees and similar expenses related to operation of the holding company. For consistency of presentation, the full amounts of these items have been included in non-insurance expenses for each of the periods shown.

     Real estate expenses relate to miscellaneous costs associated with the remaining real estate owned by the Company as well as costs from the Company's restructured real estate operations. All such real estate interests were contributed by the holding company to Acceptance Insurance prior to the third quarter of 1992.

     Other Income (Expense), Net. The Company owns an approximate 33% interest in Major Realty Corporation ("Major Realty"), a publicly-traded real estate company focusing on the ownership of land, principally in Florida (Nasdaq symbol: "MAJR"). The Company recorded a non-cash charge to continuing operations of $15.3 million for the year ended December 31, 1991, to reduce its equity investment in Major Realty to estimated net realizable value. At December 31, 1994, the carrying value of the Company's investment in Major Realty was $5.1 million. The Company continues to recognize its equity share of net operating losses recorded by Major Realty.

     In 1991, the Company recognized an additional $2.5 million loss on the write-down of a real estate investment not owned by Major Realty. This investment has since been sold.

     Prior Citrus Operations. No effects from the discontinuation and sale of the Company's prior citrus operations are shown above since those effects were recorded as loss from discontinued operations for all relevant periods. The Company recorded a provision for the expected loss on disposal of its investment in the citrus operations of approximately $19.6 million, or $5.75 per share, in 1991 which is excluded from loss and loss per share from continuing operations. Upon the sale of such operations in 1992, the Company recognized an additional loss of approximately $0.1 million.

     Certain Tax Benefits. As a result of these prior non-insurance operations, the Company generated significant tax loss carryforwards and other temporary differences, all of which were used by the end of 1994. Utilization of these carryforwards and other temporary differences resulted in the Company recording a net income tax benefit of $3.4 million instead of any income tax expense in respect of its pretax net income in 1994, and no income tax expense in 1993 other than approximately $0.2 million representing applicable Alternative Minimum Tax amounts. The elimination of these tax benefits will result in an increase in taxes reported by the Company in its operations in future periods beginning in the first quarter of 1995.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1994
COMPARED TO YEAR ENDED DECEMBER 31, 1993

     The Company's net premiums earned increased 58.2% for the year ended December 31, 1994 to $202.7 million from $128.1 million in 1993. The principal components of this increase were an increase of $30.0 million and $14.4 million in earned premium in Redland's crop and standard property and casualty lines of business, respectively, following the acquisition of Redland in the third quarter of 1993, and an increase of $32.9 million in General Agency earned premium primarily resulting from the expansion of this segment following the hiring of four new managers in August 1993.

     Included in the $30.0 million increase in net earned premiums for crop business for 1994 was $17.0 million in profit sharing (before deducting the cost of third party reinsurance) earned on the Company's MPCI business, compared to no profit sharing earned for such business for 1993 when the Company recorded a loss share of $0.9 million (net of recoveries from third party reinsurers). Because of its accounting treatment, such 1993 loss share is not reflected as a reduction in net premiums earned but instead as an increase in the Company's losses and loss adjustment expenses for the 1993 period. The 1994 profit resulted primarily from increases in the Company's MPCI Premiums and MPCI Retention (as defined herein) after ceding risk to federal reinsurance pools, as well as the occurrence of fewer insured losses, as adverse weather conditions in 1993 gave way to favorable weather conditions in 1994.

     The Company's net investment income increased 22.4% to $13.3 million in 1994 versus $10.8 million during the prior year. The average size of the investment portfolio increased from approximately $173 million during the year ended December 31, 1993 to approximately $220 million during 1994. This increase resulted primarily from internally-generated cash flows and the ownership of Redland for a full year. The investment yield decreased from 6.3% to 6.0% primarily as a result of Redland's portfolio generally being invested in short-term investments due to the nature of its business.

     Net realized capital gains were approximately $0.6 million for 1994 versus $2.3 million for 1993. The higher amount in 1993 resulted from the Company's decision to reposition its portfolio in a higher concentration of tax-exempt securities during 1993 when market values of the Company's fixed income securities in many cases exceeded cost due to lower prevailing interest rates.

     Losses and loss adjustment expenses increased to $143.0 million versus $92.8 million in 1993 or a 54.0% increase, consistent with the increase in net premiums earned. The 1994 results were affected by adverse loss and loss adjustment expense development of approximately $5.1 million, primarily from the Company's general liability and commercial multi-peril lines. This adverse development principally related to the 1990 and 1991 accident years, and to a lesser extent to the 1992 and 1993 years, when actual experience differed from historical patterns. In 1994 the Company reviewed and adjusted its reserving practices to adjust for these developments.

     The Company's underwriting and other expenses increased 42.6% to $52.6 million in 1994 versus $36.9 million in 1993. The primary causes for this increase were the increase in premium volume, and to a lesser extent, the need to increase the staff and systems at the Insurance Companies in order to monitor the larger operations of the Company during 1994 and the expenses associated with the establishment of an office for General Agency business in Scottsdale, Arizona. Partially offsetting this increase was the full year impact of the Company's book of crop insurance, which typically has a lower expense ratio than most of the Company's other businesses.

     The Company's interest expense for the year decreased 24.3% to $1.7 million versus $2.2 million in the prior year. This decrease in interest expense was principally caused by the retirement during 1993 of $16.5 million of higher interest rate debt issued in connection with the restructuring in 1992, which was partially offset by a $10.0 million increase in the outstanding debt of the Company during 1994.

     The Company's net income benefitted from the recognition during the year ended December 31, 1994 of a deferred tax benefit of $9.5 million, which offset taxes that otherwise would have been accrued and resulted in a net income tax benefit of $3.4 million. This net income benefit resulted from the release of a valuation allowance established for a deferred tax asset upon the Company meeting the realizability tests for such asset under Statement of Financial Accounting Standards ("SFAS") #109, "Accounting for Income Taxes", adopted by the Company in January 1993.

     The Company's net income increased 177.8% to $21.1 million for the year ended December 31, 1994 compared to $7.6 million for the year ended December 31, 1993 because of the factors discussed above.

YEAR ENDED DECEMBER 31, 1993
COMPARED TO YEAR ENDED DECEMBER 31, 1992.

     Net premiums earned increased 61.8% to $128.1 million in 1993 from $79.2 million in 1992. The increase in premiums earned was due primarily to the Company's ability to retain more premiums as a result of increased capital from a portion of the $31.2 million proceeds of an offering of the Company's Common Stock completed in January 1993. The two business lines in which the increase in retentions was the most significant were the auto liability line, in which net premiums written increased $23.7 million, and the general liability line, in which net premiums written increased $11.7 million.

     Redland operations added $16.2 million to the Company's net premiums earned for 1993, consisting primarily of premiums from auto liability, auto physical damage and crop hail insurance, following the Redland acquisition in July of that year. The Company's MPCI business recorded a loss share of $0.9 million (net of recoveries from third party reinsurers) for 1993, and such loss is included in losses and loss adjustment expenses.

     The Company's net investment income increased 31.9% to $10.8 million in 1993 from $8.2 million in 1992. This increase is attributable primarily to the increase in the size of the Company's investment portfolio from an average of $113 million during 1992 to an average of $173 million during 1993. This increase was principally a result of the investment of approximately $20 million of funds derived from the Company's Common Stock offering completed in January 1993, the Company's ability to retain more of its premiums written as a result of this additional capital, and approximately $21 million in additional investment assets acquired in the Redland acquisition. The impact of the increase in the average size of the investment portfolio was offset by a reduction in the average yield on the invested assets from 7.3% during 1992 to 6.3% during 1993. The reduction in the average yield primarily was due to the addition to the Company's portfolio of tax-exempt securities which in general have lower yields than equivalent taxable securities, the short term nature of Redland's portfolio, the amortization of premiums paid for certain of the Company's mortgage-backed securities caused by an acceleration in the rate of prepayments of the underlying mortgages, and a general decline in interest rates.

     The Company's net realized capital gains increased to $2.3 million in 1993 from $1.0 million in the prior year. The increase in the net realized capital gains was primarily a result of sales related to the repositioning of the Company's portfolio into a higher concentration in tax-exempt securities during the strong market for fixed income securities in 1993.

     Losses and loss adjustment expenses increased 54.6% to $92.8 million in 1993 from $60.0 million in the prior year, consistent with the increase in net premiums earned. Losses and loss adjustment expenses in 1993 were adversely impacted by the Company's MPCI results, which generated a net loss share of $0.9 million due primarily to losses resulting from adverse weather conditions in the 1993 growing season. The 1992 results were adversely affected by $1.7 million in losses from Hurricanes Andrew and Iniki as well as $2.1 million in reserve strengthening in the Company's workers' compensation and liquor liability lines.

     The Company's underwriting and other expenses increased 56.9% to $36.9 million in 1993 from $23.5 million in the prior year, consistent with the increase in net premiums earned.

     The Company's interest expense declined to $2.2 million during 1993 from $4.4 million in 1992 primarily due to a decrease in the average amount of outstanding debt as well as a reduction in the average interest rate. In May 1992, the Company completed the sale of its citrus operations permitting a $22 million principal amount reduction in bank debt, which accounted for approximately $1.1 million of the reduction in interest expense, and in January 1993, completed a Common Stock offering permitting the retirement of $9.5 million of higher interest rate notes issued in 1992, which accounted for approximately $800,000 of the reduction in interest expense.

     Income taxes were approximately $200,000 in 1993 whereas none was recorded in 1992. The $200,000 recorded in 1993 represented applicable Alternative Minimum Tax amounts as no other tax was recorded in either year due to the availability of net operating loss carryforwards.

     The Company's net income increased by $8.5 million from 1992 to 1993 as net income improved from a loss of $900,000 for the year ended December 31, 1992 to income of $7.6 million for the year ended December 31, 1993 because of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has included a discussion of the liquidity and capital resources requirements of the Company and the Insurance Companies.

THE COMPANY -- PARENT ONLY

     As an insurance holding company, the Company's assets consist primarily of the capital stock of its subsidiaries, a surplus note issued by Acceptance Insurance and investment assets held at the holding company level. Following the Offering, the Company's primary sources of liquidity will be the receipt of dividends or other distributions from subsidiaries, interest payments on such surplus note (and any additional surplus note that Acceptance Insurance may issue), tax sharing payments from its subsidiaries and net investment income from, and proceeds from the sale of, holding company investments. The Company needs liquidity primarily to service debt, pay operating expenses and taxes and make investments in subsidiaries.

     The three domiciliary states of the Insurance Companies limit the payment of dividends and other distributions by such companies. For example, under Nebraska law, dividends or distributions may not be paid by an insurance company unless such dividends, together with any dividends paid within the preceding 12 months, do not exceed the lesser of (a) 10% of the policyholders' surplus of the insurer as of the preceding December 31 or (b) the insurer's net income, excluding realized capital gains, for the preceding calendar year, both computed in accordance with statutory accounting principles applicable to insurance companies. In determining net income available for dividends in Nebraska, an insurer may carry forward net income, again excluding realized capital gains, from the second and third full calendar years preceding the date of determination, less dividends paid in such prior calendar years. See "Business -- Regulation" for a description of the dividend restrictions applicable to insurers domiciled in Iowa and Arizona. Under these laws, the maximum aggregate amount of dividend payments permitted to be made by the Insurance Companies in 1995 without prior regulatory approval will be approximately
$6.0 million, none of which has been paid.

        The Company currently holds a surplus note issued by Acceptance Insurance in the principal amount of $20 million, bearing interest at the rate of 9% per annum, payable quarterly. Although the principal of surplus notes issued by a Nebraska domiciled company such as Acceptance Insurance may not be repaid without the prior approval of the Nebraska insurance regulators, under current law, no prior approval is required for interest payments.

     The maximum dividend permitted by law is not necessarily indicative of an insurer's actual ability to pay dividends or other distributions to a parent company, which may be constrained by business and regulatory considerations such as the impact of such payments on surplus and certain leverage and operating ratios, which could affect an insurer's competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory surplus of insurance companies following any dividend or distribution by such company be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

     Statutory accounting practices differ in many respects from those governing the preparation of financial statements under generally accepted accounting principles. Accordingly, statutory operating results and statutory surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. Information as to statutory surplus and statutory net income for the Insurance Companies is included in the footnotes to the Consolidated Financial Statements of the Company included elsewhere herein.

     In addition to dividends from the Insurance Companies, the Company also may receive distributions from its non-insurance subsidiaries which are engaged in agency, premium finance and claims service operations.

     The Company is currently a party to a tax sharing agreement with its subsidiaries, under which such subsidiaries pay the Company amounts in general equal to the federal income tax that would be payable by such subsidiaries on a stand-alone basis. These tax payments may provide cash flow for the Company in the future.

     On December 1, 1994, pursuant to a call by the Company to redeem certain outstanding Warrants, approximately 4.85 million of such Warrants were exercised to purchase shares of Common Stock, resulting in net proceeds to the Company of approximately $53.4 million. Of such amount, $18 million was contributed as surplus to Redland Insurance, $20 million was used to purchase the surplus note of Acceptance Insurance described above and thereby increase its surplus and the remainder was used for working capital and general corporate purposes.

     At December 31, 1994, after receipt of the proceeds of exercise of the Warrants, approximately $9.4 million was held by the Company at the holding company level.

     The Company is also a party to the Revolving Credit Facility with a group of bank lenders which is secured by substantially all of the Company's assets. The maximum amount that may be borrowed under the facility is $35 million. Interest is payable quarterly at a rate selected by the Company equal to either the prime rate or LIBOR plus a margin of 1% to 1.75% depending on the Company's debt-to-equity ratio. At December 31, 1994, the outstanding balance under the facility was $29 million, bearing interest at 7.375%. Borrowings under the facility were used to provide capital for the Insurance Companies and to repay other debt. The Revolving Credit Facility expires on March 31, 1998, and may be extended for an additional year with the consent of the lenders. The Company is currently discussing with its bank lenders an increase in the principal amount available under the Company's Revolving Credit Facility, although there can be no assurance that such an increase will occur.

     The Company's history is one of continuing premium growth as a result both of acquisitions and other equity investments and of internal growth, and it intends to continue to pursue additional opportunities in the insurance business. Such growth requires capital, and as a result the Company may seek additional debt or equity financing in the future to provide capital for the Insurance Companies, to fund further acquisitions or for other purposes. There can be no assurance that the Insurance Companies will have access to sufficient capital in future periods to continue their growth and also satisfy the capital requirements of rating agencies and regulators.

INSURANCE COMPANIES

     The principal liquidity needs of the Insurance Companies are to fund losses and loss adjustment expense payments and to pay underwriting expenses, including commissions and other expenses. The available sources to fund these requirements are net premiums received and, to a lesser extent, cash flows from the Company's investment activities, which together have been adequate to meet such requirements on a timely basis. The Company monitors the cash flows of the Insurance Companies and attempts to maintain sufficient cash to meet current operating expenses, and to structure its investment portfolio at a duration which approximates the estimated cash requirements for the payment of loss and loss adjustment expenses.

     Cash flows from the Company's MPCI and crop hail businesses differ in certain respects from cash flows associated with more traditional property and casualty lines. MPCI premiums are not received from farmers until the covered crops are harvested, and when received are promptly remitted by the Company in full to the government. Covered losses are paid by the Company during the growing season as incurred, with such expenditures reimbursed by the government within three business days. Policy acquisition and administration expenses are paid by the Company as incurred during the year. The Company periodically throughout the year receives a payment in reimbursement of its policy administration expenses.

     The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the CFSA. At such time, the Company receives a profit share in cash, with any amount in excess of 15% of its MPCI Retention in any year carried forward to future years, or it must pay its share of losses. The profit sharing formula takes into consideration the amount of federal premium subsidies credited to the Company in respect of the MPCI business it has written. These federal subsidies are non-cash items, which for 1994 ranged as high as 30% of MPCI Premiums for certain policies and for 1995 may range up to approximately 42% of such MPCI Premiums.

     In the crop hail insurance business, premiums are generally not received until after the harvest, while losses and other expenses are paid throughout the year.

CHANGES IN FINANCIAL CONDITION

     On August 29, 1994, A.M. Best placed under review with negative implications the A- (Excellent) ratings of Acceptance Insurance, Acceptance Indemnity and Redland Insurance due to their rapid growth in premiums without a corresponding growth in surplus. Subsequently, the Company agreed to increase the statutory capital of Redland Insurance and Acceptance Insurance by an additional $18 million and $20 million, respectively. A.M. Best then affirmed the A- (Excellent) ratings of Acceptance Insurance, Acceptance Indemnity and Redland Insurance.

     The NAIC has released its proposed RBC formula for property and casualty insurance companies. The RBC initiative is designed to enhance the current regulatory framework for the evaluation of the capital adequacy of a property and casualty insurer. The formula requires an insurer to compute the amount of capital necessary to support four areas of risk facing property and casualty insurers: (a) asset risk (default on fixed income assets and market decline),
(b) credit risk (losses from unrecoverable reinsurance and inability to collect agents' balances and other receivables), (c) underwriting risk (premium pricing and reserve estimates), and (d) off balance sheet/growth risk (excessive premium growth and unreported liabilities). The Insurance Companies have reviewed and applied the proposed RBC formula for the 1994 year and have exceeded these requirements. Of the states in which the Insurance Companies are domiciled, Nebraska is the first state to adopt the RBC rules into law, although the RBC results must be reported to the states in which the Insurance Companies do business. See "Business -- Regulation."

     The Company's unrealized gain or loss on marketable equity securities and fixed maturities available for sale, net of tax, changed from a $66,000 gain as of December 31, 1993 to an approximate $13.7 million loss as of December 31, 1994. Such change was caused by the loss in value related to the general upward movement in interest rates. Although the Company believes that it has adequate sources of liquidity to avoid being required to realize any of the foregoing unrealized losses, there can be no assurance in this regard. See "Recent Statements of Financial Accounting Standards" below.

CONSOLIDATED CASH FLOWS

     Cash flows from operations for the year ended December 31, 1994 were a positive $42.7 million as compared to a positive $24.6 million for the 1993 year. The 1994 cash flows were positively impacted by premium growth in casualty lines of business and changes in the Company's reinsurance structure whereby the Company retained more of its business for its own account. Cash flows from financing activities for 1994 were positively impacted primarily by the exercise of the Warrants in December 1994, and to a lesser extent the restructuring of the Company's bank borrowings upon its entering into the Revolving Credit Facility in March 1994.

INFLATION

     The Company does not believe that inflation has had a material impact on its financial condition or results of operations.

RECENT STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     On January 1, 1994, the Company adopted SFAS #115, "Accounting for Certain Investments in Debt and Equity Securities." In conjunction with the adoption of SFAS #115, the Company reclassified its debt and equity securities to meet the requirements of the statement. SFAS #115 requires investments in debt and equity securities to be classified at acquisition into one of three categories: held to maturity, available for sale, or trading.

     At December 31, 1994, all debt and equity securities were classified as available for sale. Available for sale securities are stated at fair market value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At December 31, 1994, the Company had an unrealized loss on these securities, net of taxes, of approximately $13.7 million. See "Business -- Investments."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See Item 14 hereof and the Consolidated Financial Statements attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There have been no disagreements with the Registrant's independent accountants of the nature calling for disclosure under Item 9.

                                   PART III.
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 with respect to the Registrant's executive officers and directors will be set forth in the Company's 1995 Proxy Statement included as Exhibit 99.6 hereto and incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 will be set forth in the Company's 1995 Proxy Statement included as Exhibit 99.6 hereto and incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 will be set forth in the Company's 1995 Proxy Statement included as Exhibit 99.6 hereto and incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company beneficially owns 33.1% of the common stock of Major Realty Corporation ("Major Realty"). Messrs. Bielfield, Coon, McCarthy & Treadwell are directors of both the Company and Major Realty. George F. Valassis, beneficial owner of approximately 13% of the Company's common stock, owns beneficially approximately 9.8% of the Major Realty common stock. Mr. Valassis is the father of Doug T. Valassis, a director of the Company.

     During the fiscal year ended December 31, 1994, the Company employed McCarthy & Co., d/b/a Long View Capital Management, a wholly-owned subsidiary of McCarthy Group, Inc., to furnish investment advisory services to the Company and paid McCarthy & Co. $132,000 for such services. Michael R. McCarthy, a director of the Company, is Chairman and a principal shareholder of McCarthy Group, Inc.

     During the fiscal year ended December 31, 1994, the Company purchased from an unaffiliated insurer health insurance for its employees through Mammel & Associates, Inc., a third-party administrator, which receives certain commissions from the unaffiliated insurer. Mammel & Associated, Inc., is an 81% subsidiary of Redland & Associates, Inc. John P. Nelson, a director of the Company is Chairman of the Board and a principal shareholder of Redland & Associates, Inc.


                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this Report:

     1. Financial Statements. The Company's audited Consolidated Financial Statements for the years ended December 31, 1994 and 1993 consisting of the following:

           Reports of Independent Accountants
           Consolidated Balance Sheets
           Consolidated Statements of Operations
           Consolidated Statements of Cash Flows
           Consolidated Statements of Stockholders' Equity
           Notes to Consolidated Financial Statements

     2.    Financial Statement Schedules
           SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           SCHEDULE V.  VALUATION ACCOUNTS

     3. The Exhibits filed herewith are set forth in the Exhibit Index attached hereto.


(b) No Current Reports on Form 8-K have been filed during the last fiscal quarter of the period covered by this Report.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Audited Consolidated Financial Statements for the Years Ended December 31, 1994 and
  December 31, 1993:
  Independent Auditors' Report........................................................   F-2
  Consolidated Balance Sheets.........................................................   F-3
  Consolidated Statements of Operations...............................................   F-4
  Consolidated Statement of Stockholders' Equity......................................   F-5
  Consolidated Statements of Cash Flows...............................................   F-6
  Notes to Consolidated Financial Statements..........................................   F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Acceptance Insurance Companies Inc.

     We have audited the accompanying consolidated balance sheets of Acceptance Insurance Companies Inc. and its subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Acceptance Insurance Companies Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, in 1994 the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 17, 1995

                      ACCEPTANCE INSURANCE COMPANIES INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                             1994        1993
                                                                           --------    --------
                                 ASSETS
Investments (Note 4):
  Fixed maturities available for sale...................................   $190,180    $ 95,836
  Fixed maturities held for investment..................................      --         51,756
  Marketable equity securities..........................................     12,530      13,872
  Mortgage loans and other investments..................................      1,869       2,852
  Real estate...........................................................      3,891       4,266
  Short-term investments, at cost, which approximates market............     56,273      19,404
                                                                           --------    --------
                                                                            264,743     187,986
Cash....................................................................      9,339       2,894
Equity investment in Major Realty Corporation (Note 6)..................      5,079       5,376
Receivables, net (Note 5)...............................................     76,993      48,166
Reinsurance recoverable on unpaid loss and loss adjustment expenses.....     79,811      95,886
Prepaid reinsurance premiums............................................     25,988      15,448
Property and equipment, net of accumulated depreciation of $2,830 and
  $1,557, respectively..................................................      4,572       3,200
Deferred policy acquisition costs.......................................     19,834      11,815
Excess of cost over acquired net assets.................................     38,142      33,254
Deferred income tax (Note 8)............................................     13,025       --
Other assets............................................................      5,561       5,360
                                                                           --------    --------
                                                                           $543,087    $409,385
                                                                           ========    ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss adjustment expenses.....................................   $221,325    $211,600
Unearned premiums.......................................................     97,170      60,114
Amounts payable to reinsurers...........................................     19,309       7,186
Accounts payable and accrued liabilities................................     16,529      13,343
Bank borrowings, term debt and other borrowings (Note 7)................     29,000      18,951
                                                                           --------    --------
       Total liabilities................................................    383,333     311,194
                                                                           --------    --------
Contingencies (Note 15)
Minority interests......................................................      --          2,474
                                                                           --------    --------
Stockholders' equity (Note 2):
  Preferred stock, no par value, 5,000,000 shares authorized, none
     issued.............................................................      --          --
  Common stock, $.40 par value, 20,000,000 shares authorized; 15,128,846
     and 9,976,415 shares issued........................................      6,052       3,991
  Capital in excess of par value........................................    194,674     140,002
  Unrealized gain (loss) on available-for-sale securities, net of tax...    (13,705)         66
  Accumulated deficit...................................................    (23,003)    (44,078)
                                                                           --------    --------
                                                                            164,018      99,981
  Less:
     Treasury stock, at cost, 35,559 shares.............................     (1,564)     (1,564)
     Contingent stock, 240,000 shares (Note 3)..........................     (2,700)     (2,700)
                                                                           --------    --------
       Total stockholders' equity.......................................    159,754      95,717
                                                                           --------    --------
                                                                           $543,087    $409,385
                                                                           ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                      ACCEPTANCE INSURANCE COMPANIES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                    1994        1993       1992
                                                                  --------    --------    -------
Revenues:
  Insurance premiums earned (Note 12)..........................   $202,659    $128,082    $79,164
  Insurance agency commissions.................................      3,629       4,119      3,992
  Real estate revenues.........................................      --          --         2,610
  Net investment income (Note 4)...............................     13,276      10,844      8,220
  Net realized capital gains...................................        554       2,250      1,046
                                                                  --------    --------    -------
                                                                   220,118     145,295     95,032
                                                                  --------    --------    -------
Costs and expenses:
  Cost of revenues:
     Insurance losses and loss adjustment expenses (Note 12)...    142,951      92,805     60,025
     Insurance agency costs....................................      3,180       3,794      3,736
     Insurance underwriting expenses...........................     52,627      36,905     23,523
     Real estate costs.........................................      --          --           818
  General and administrative expenses..........................      1,684       1,225      2,289
                                                                  --------    --------    -------
                                                                   200,442     134,729     90,391
                                                                  --------    --------    -------
       Operating profit........................................     19,676      10,566      4,641
                                                                  --------    --------    -------
Other income (expense):
  Interest expense.............................................     (1,693)     (2,235)    (4,428)
  Share of net loss of investee (Note 6).......................       (297)       (301)    (1,165)
  Other, net...................................................         26         (39)       342
                                                                  --------    --------    -------
                                                                    (1,964)     (2,575)    (5,251)
                                                                  --------    --------    -------
       Income (loss) from continuing operations before income
          taxes and minority interests.........................     17,712       7,991       (610)
Income tax (expense) benefit (Note 8):
  Current......................................................     (2,487)       (167)     --
  Deferred.....................................................      5,930       --         --
                                                                  --------    --------    -------
                                                                     3,443        (167)     --
Minority interests in net income of consolidated
  subsidiaries.................................................        (80)       (238)      (216)
                                                                  --------    --------    -------
       Income (loss) from continuing operations................     21,075       7,586       (826)
Loss on disposal of discontinued operations....................      --          --           (83)
                                                                  --------    --------    -------
       Net income (loss).......................................   $ 21,075    $  7,586    $  (909)
                                                                  ========    ========    =======
Net income (loss) per share:
  Primary:
     Continuing operations.....................................      $1.71       $0.86     $(0.24)
     Discontinued operations...................................         --          --      (0.02)
       Net income (loss) per share.............................      $1.71       $0.86     $(0.26)
  Fully diluted:
     Continuing operations.....................................      $1.68       $0.85     $(0.24)
     Discontinued operations...................................         --          --      (0.02)
       Net income (loss) per share.............................      $1.68       $0.85     $(0.26)

The accompanying notes are an integral part of the consolidated financial statements.

                      ACCEPTANCE INSURANCE COMPANIES INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                                    UNREALIZED
                                                       GAIN
                                         CAPITAL    (LOSS) ON      RETAINED
                                           IN       MARKETABLE     EARNINGS                                 TOTAL
                               COMMON   EXCESS OF     EQUITY     (ACCUMULATED   TREASURY   CONTINGENT   STOCKHOLDERS'
                               STOCK    PAR VALUE   SECURITIES     DEFICIT)      STOCK       STOCK         EQUITY
                               ------   ---------   ----------   ------------   --------   ----------   -------------
Balance at January 1, 1992...  $1,383   $ 86,731     $   (477)   $  (50,755)    $(1,840)    $     --      $  35,042
  Issuance of common stock
    under employee benefit
    plans....................      3          27           --            --          --           --             30
  Issuance of common stock in
    connection with Major
    Group merger.............     21          --           --            --          --           --             21
  Issuance of common stock in
    settlement of expenses...     --        (231)          --            --         276           --             45
  Change in unrealized gain
    (loss) on marketable
    equity securities........     --          --          294            --          --           --            294
  Net loss...................     --          --           --          (909)         --           --           (909)
                               ------   --------     --------      --------     -------     --------      ---------
Balance at December 31,
  1992.......................  1,407      86,527         (183)      (51,664)     (1,564)          --         34,523
  Issuance of common stock
    from rights offering.....  1,597      29,568           --            --          --           --         31,165
  Issuance of common stock
    from note payable
    conversion...............    350       6,650           --            --          --           --          7,000
  Issuance of common stock in
    connection with Redland
    acquisition..............    632      17,132           --            --          --       (2,700)        15,064
  Issuance of common stock
    under employee benefit
    plans....................      5         125           --            --          --           --            130
  Change in unrealized gain
    (loss) on marketable
    equity securities........     --          --          249            --          --           --            249
  Net income.................     --          --           --         7,586          --           --          7,586
                               ------   --------     --------      --------     -------     --------      ---------
Balance at December 31,
  1993.......................  3,991     140,002           66       (44,078)     (1,564)     (2,700)         95,717
  Issuance of common stock on
    exercise of warrants.....  1,946      51,467           --            --          --           --         53,413
  Issuance of common stock in
    connection with Statewide
    acquisition..............    107       2,993           --            --          --           --          3,100
  Issuance of common stock
    under employee benefit
    plans....................      8         212           --            --          --           --            220
  Change in unrealized gain
    (loss) on
    available-for-sale
    securities, net of income
    taxes of $6,424..........     --          --      (13,771)           --          --           --        (13,771)
  Net income.................     --          --           --        21,075          --           --         21,075
                               ------   --------     --------      --------     -------     --------      ---------
Balance at December 31,
  1994.......................  $6,052   $194,674     $(13,705)     $(23,003)    $(1,564)    $ (2,700)     $ 159,754
                               ======   ========     ========      =========    ========    ========      =========

The accompanying notes are an integral part of the consolidated financial statements.

                      ACCEPTANCE INSURANCE COMPANIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                                                          1994         1993         1992
                                                                        ---------    ---------    --------
Cash flows from operating activities:
  Net income (loss) from continuing operations.......................   $  21,075    $   7,586    $   (826)
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used for) operating
    activities:
      Depreciation and amortization..................................       3,522        3,533       1,552
      Deferred tax benefit...........................................      (5,930)          --          --
      Share of net loss of investee..................................         297          301       1,165
      Minority interests.............................................          80          238         216
      Policy acquisition costs incurred..............................     (55,234)     (37,147)    (21,785)
      Amortization of policy acquisition costs.......................      47,215       31,484      21,033
      Gain on sale of investments....................................        (554)      (2,250)     (1,046)
      Increase (decrease) in cash attributable to changes in assets and liabilities, net of effects of purchase of companies:
           Receivables...............................................     (28,855)       8,138      (6,784)
           Net losses and loss adjustment expenses...................      25,800       24,588      11,495
           Net unearned premiums.....................................      26,515        9,424       4,921
           Amounts payable to reinsurers.............................      12,123      (25,600)     (4,068)
           Accounts payable and accrued liabilities..................      (2,402)       3,137      (6,227)
      Other, net.....................................................        (978)       1,141        (379)
                                                                        ---------    ---------    --------
           Net cash provided by (used for) operating activities......      42,674       24,573        (733)
                                                                        ---------    ---------    --------
Cash flows from investing activities:
  Proceeds from sales of investments.................................         640       22,230      18,962
  Proceeds from sales of investments available-for-sale..............      24,179      115,339      60,351
  Proceeds from maturities of investments............................      37,483       13,441       8,086
  Proceeds from maturities of investments available-for-sale.........      15,437       17,906       6,058
  Proceeds from maturities of investments held-to-maturity...........          --        6,507       1,758
  Purchases of investments...........................................     (48,162)     (36,124)    (65,082)
  Purchases of investments available-for-sale........................    (101,243)    (173,695)    (88,494)
  Proceeds from sale of discontinued operations......................          --           --      28,970
  Purchase of companies, net of cash and short-term investments
    acquired.........................................................          --       (4,165)         --
  Other, net.........................................................      (2,022)        (794)       (764)
                                                                        ---------    ---------    --------
           Net cash provided by (used for) investing activities......     (73,688)     (39,355)    (30,155)
                                                                        ---------    ---------    --------
Cash flows from financing activities:
  Proceeds from bank borrowings......................................      29,000        6,597      16,000
  Repayments of bank borrowings......................................     (18,597)      (8,086)    (40,320)
  Proceeds from term debt, other borrowings and notes payable to
    affiliates.......................................................          --           --      16,519
  Repayments of term debt, other borrowings and notes payable to
    affiliates.......................................................        (354)     (10,764)     (8,918)
  Proceeds from issuance of common stock.............................      53,633       31,295          32
  Minority interests.................................................           7          830          47
                                                                        ---------    ---------    --------
           Net cash provided by (used for) financing activities......      63,689       19,872     (16,640)
                                                                        ---------    ---------    --------
Net increase (decrease) in cash and short-term investments...........      32,675        5,090     (47,528)
Cash and short-term investments at beginning of period...............      17,561       12,471      59,999
                                                                        ---------    ---------    --------
Cash and short-term investments at end of period.....................   $  50,236    $  17,561    $ 12,471
                                                                        ==========   ==========   =========
Non-cash financing activities:
  Note payable to affiliate converted to equity......................   $      --    $   7,000    $     --
                                                                        ==========   ==========   =========
  Issuance of common stock for acquisition of Redland................   $      --    $  15,064    $     --
                                                                        ==========   ==========   =========
  Issuance of common stock for acquisition of Statewide..............   $   3,100    $      --    $     --
                                                                        ==========   ==========   =========

The accompanying notes are an integral part of the consolidated financial statements.

                      ACCEPTANCE INSURANCE COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF OPERATIONS

     Acceptance Insurance Companies Inc. (the "Company") is primarily engaged in the specialty property and casualty insurance business through its wholly-owned subsidiaries, Acceptance Insurance Holdings Inc. ("Acceptance") and The Redland Group, Inc. ("Redland"), which the Company acquired on April 11, 1990 and August 13, 1993, respectively. The Company previously conducted citrus operations through its approximate 52% owned subsidiary, Orange-co, Inc. ("Orange-co"). In December 1991, the Company decided to sell its interest in Orange-co and in May 1992 its interest was sold. As a result, the Company's loss on its disposal of Orange-co is presented separately on the consolidated statements of operations.

     The Company holds a 33% equity investment in Major Realty Corporation ("Major Realty"), a Florida based real estate company.

PRINCIPLES OF CONSOLIDATION

     The Company's consolidated financial statements include the accounts of its majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

INSURANCE ACCOUNTING

     Generally, premiums are recognized as income ratably over the terms of the related policies. Crop insurance premiums are recognized based upon exposure to related insurance losses. Insurance costs are associated with premiums earned, resulting in the recognition of profits over the term of the policies. This association is accomplished through amortization of deferred policy acquisition costs and provisions for unearned premiums and loss reserves.

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

     Certain costs of acquiring new insurance business, principally commissions, premium taxes, and other underwriting expenses, have been deferred. Such costs are being amortized as related premiums are earned. Anticipated investment income is considered in evaluating recoverability of deferred acquisition costs.

STATEMENTS OF CASH FLOWS

     The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of December 31, 1994 and 1993, approximately $15,376,000 and $4,737,000 of short-term investments had maturity dates at acquisition of greater than three months.

INVESTMENTS

     On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. As a result of adoption of this statement, $2,912,000 was credited to stockholders' equity at January 1, 1994. In conjunction with the adoption of SFAS 115, the Company reclassified its investment in fixed maturity securities to meet the

                      ACCEPTANCE INSURANCE COMPANIES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

requirements of the statement. SFAS 115 requires investments in fixed maturity securities to be classified at acquisition into one of three categories: held-to-maturity, available-for-sale, or trading. Securities are classified as trading when they are bought and held principally for the purpose of selling them in the near future. Securities are classified as available-for-sale when the securities may be sold from time to time to effectively manage interest rate exposure and liquidity needs. Securities are classified as held-to-maturity securities when the Company has the positive intent and ability to hold these securities until maturity.

     Since adoption of SFAS 115, all debt and equity securities were classified as available-for-sale. Available-for-sale securities are stated at fair value with the unrealized gains and losses reported as a separate component of stockholders' equity, net of tax.

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

EXCESS OF COST OVER ACQUIRED NET ASSETS

     The excess of cost over equity in acquired net assets is being amortized principally using the straight-line method over periods not exceeding 40 years. Accumulated amortization approximated $3,299,000 and $2,185,000 at December 31, 1994 and 1993, respectively.

     Recoverability of this asset is evaluated periodically based on management's estimate of future undiscounted earnings of the businesses acquired.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Estimated fair values of financial instruments have been determined by the Company, using available market information and valuation methodologies. However, judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different valuation methodologies or market assumptions may have an effect on the estimated fair value amounts presented.

     The fair value of fixed maturity and equity securities disclosed in Note 4 to the financial statements are determined by the quoted market price or modeling techniques for asset-backed securities not actively traded. The book value of mortgage loans, short-term investments, other investments, cash, receivables, equity investment in Major Realty Corporation, accounts payable and borrowings approximate fair value.

PER SHARE DATA

     Primary and fully diluted earnings per share are based on weighted average shares outstanding of approximately 13.4 million and 13.6 million, respectively, for the year ended December 31, 1994; approximately 11.6 million and 11.9 million, respectively, for the year ended December 31, 1993; and approximately
3.4 million for the year ended December 31, 1992. Included in weighted average shares outstanding in 1994 and 1993 is the assumed conversion of all outstanding options and warrants utilizing the modified treasury stock method, since average outstanding options and warrants during those periods exceeded 20% of the outstanding stock. Under this method, appropriate adjustment to net income is made to reflect the assumed use of the proceeds of the conversion.

                      ACCEPTANCE INSURANCE COMPANIES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

RECLASSIFICATIONS

     Certain prior period accounts have been reclassified to conform with current year presentation.

2. COMMON STOCK ISSUED

     On December 1, 1994, pursuant to a call by the Company to redeem certain outstanding warrants, approximately 4.85 million of such warrants were exercised to purchase shares of common stock, resulting in net proceeds to the Company of approximately $53.4 million.

     On January 27, 1993, the Company completed a Common Stock Rights Offering to raise additional equity capital. The Rights Offering was fully subscribed resulting in the issuance of 3,992,480 units, at $8.00 per unit, consisting of one share of common stock and a warrant for the purchase of one share of common stock exercisable at $11.00. Net proceeds of approximately $31.2 million were used in part to retire $9.5 million of Secured Subordinated Notes (see Note 7).

     Effective April 15, 1993, the holder of a $7,000,000 Secured Subordinated Note of one of the Company's subsidiaries, which had been assumed by the Company, exchanged such note for 875,000 shares of common stock and warrants to purchase 875,000 additional shares of common stock. The shares of common stock and warrants were identical to the shares and warrants issued in the Company's Rights Offering.

3. ACQUISITIONS

     On March 31, 1994, the Company entered into an Agreement and Plan of Merger with Statewide Insurance Corporation (Statewide), the exclusive general agent for the Company's non-standard automobile insurance program underwritten by Phoenix Indemnity Insurance Company (Phoenix Indemnity), pursuant to which the Company acquired Statewide. Statewide owned 20% of the outstanding common stock of Phoenix Indemnity which was a previously 80% owned subsidiary of the Company. The acquisition was effective April 1, 1994 and was accounted for as a purchase.

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

                      ACCEPTANCE INSURANCE COMPANIES INC.

     The pro forma financial data, which gives effect to the acquisition of Redland as though it had been completed January 1, 1993, for the year ended December 31, 1993, is as follows (in thousands, except per share data):

                                                                                       1993
                                                                                     --------
Revenues..........................................................................   $157,299
                                                                                     ========
Loss from continuing operations...................................................   $ (1,292)
                                                                                     ========
Net loss..........................................................................   $ (1,292)
                                                                                     ========
Earnings per share:
  Primary and fully diluted:
     Continuing operations........................................................   $  (0.14)
     Discontinued operations......................................................         --
                                                                                     --------
       Net loss per share.........................................................   $  (0.14)
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

4. INVESTMENTS

     A summary of net investment income earned on the investment portfolio for the years ended December 31, 1994, 1993 and 1992 is as follows (in thousands):

                                                                      1994       1993       1992
                                                                     -------    -------    ------
Interest on fixed maturities......................................   $10,357    $ 9,177    $7,339
Interest on short-term investments................................     2,101        711       659
Other.............................................................     1,420      1,338       391
                                                                     -------    -------    ------
                                                                      13,878     11,226     8,389
Investment expenses...............................................      (602)      (382)     (169)
                                                                     -------    -------    ------
Net investment income.............................................   $13,276    $10,844    $8,220
                                                                     =======    =======    ======

                      ACCEPTANCE INSURANCE COMPANIES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

The amortized cost and related market values of fixed maturities in the accompanying balance sheets are as follows (in thousands):

                                                                      GROSS         GROSS
                                                       AMORTIZED    UNREALIZED    UNREALIZED     MARKET
                                                         COST         GAINS         LOSSES       VALUE
                                                       ---------    ----------    ----------    --------
December 31, 1994:
  Fixed maturities available for sale:
     U.S. Treasury and government securities........   $  68,308      $    4       $  2,225     $ 66,087
     States, municipalities and political
       subdivisions.................................      39,544           8          1,957       37,595
     Mortgage-backed securities.....................      73,024          --         13,949       59,075
     Other debt securities..........................      28,199         100            876       27,423
                                                       ---------    ----------    ----------    --------
                                                       $ 209,075      $  112       $ 19,007     $190,180
                                                        ========    ========       ========     ========
  Marketable equity securities -- preferred stock...   $   7,803      $    4       $  1,049     $  6,758
                                                        ========    ========       ========     ========
  Marketable equity securities -- common stock......   $   5,960      $  530       $    718     $  5,772
                                                        ========    ========       ========     ========
December 31, 1993:
  Fixed maturities held for investment:
     U.S. Treasury and government securities........   $   9,076      $  360       $     --     $  9,436
     States, municipalities and political
       subdivisions.................................         504          26             --          530
     Mortgage-backed securities.....................      33,070       1,330             81       34,319
     Other debt securities..........................       9,106         663             --        9,769
                                                       ---------    ----------    ----------    --------
                                                       $  51,756      $2,379       $     81     $ 54,054
                                                        ========    ========       ========     ========
  Fixed maturities available for sale:
     U.S. Treasury and government securities........   $  17,379      $  241       $    206     $ 17,414
     States, municipalities and political
       subdivisions.................................      33,370         407              4       33,773
     Mortgage-backed securities.....................      40,687         302            203       40,786
     Other debt securities..........................       4,400          88             11        4,477
                                                       ---------    ----------    ----------    --------
                                                       $  95,836      $1,038       $    424     $ 96,450
                                                        ========    ========       ========     ========
Marketable equity securities -- preferred stock.....   $   8,367      $  179       $    101     $  8,445
                                                        ========    ========       ========     ========
Marketable equity securities -- common stock........   $   5,439      $  347       $    359     $  5,427
                                                        ========    ========       ========     ========

     The amortized cost and related market values of the fixed maturity securities as of December 31, 1994 are shown below by stated maturity dates. Actual maturities may differ from stated maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                           AMORTIZED    CARRYING
                                                                             COST        VALUE
                                                                           ---------    --------
                                                                              (IN THOUSANDS)
Fixed maturities available for sale:
  Due in one year or less...............................................   $   5,738    $  5,713
  Due after one year through five years.................................      75,250      72,909
  Due after five years through ten years................................      23,088      22,050
  Due after ten years...................................................      31,975      30,433
                                                                           ---------    --------
                                                                             136,051     131,105
  Mortgage-backed securities............................................      73,024      59,075
                                                                           ---------    --------
                                                                           $ 209,075    $190,180
                                                                            ========    ========

                      ACCEPTANCE INSURANCE COMPANIES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     The Company's collateral backed securities portfolio consists of mortgage-backed securities, all of which are collateralized mortgage obligations
(CMOs). The following table sets forth as of December 31, 1994 the categories of the Company's CMOs, which at such date had an average expected life of approximately six years.

                                                                      PAR       AMORTIZED    CARRYING
                          TYPE OF CMO                              VALUE(1)      COST(1)       VALUE
----------------------------------------------------------------   ---------    ---------    ---------
Fixed coupon....................................................    $18,547      $18,795      $ 17,581
Floating rate(2)................................................     18,460       18,354        17,838
Inverse floating rate(2)........................................     38,037       35,875        23,656
                                                                   ---------    ---------    ---------
          Total CMOs(3).........................................    $75,044      $73,024      $ 59,075
                                                                    =======      =======       =======

-------------------------
(1) Par value is the face amount of the underlying mortgage collateral. Any cost in excess of par value is a "premium" whereas cost lower than par value is a "discount". The Company's aggregate CMO portfolio has been purchased at a discount.

(2) Floating rate CMOs provide an increased interest rate when a specified index interest rate increases and a lower interest rate when such index rate decreases, while inverse floating rate CMOs provide a lower interest rate when the index increases and a higher rate when the index rate decreases. Generally, the Company's floating rate and inverse floating rate securities are tied to the one month LIBOR. The market values of the Company's floating rate and inverse rate CMOs are significantly impacted by various factors, including the outlook for future interest rate changes and such securities' relative liquidity under current market conditions.

(3) All of the CMO portfolio collateral is guaranteed by a government agency.

     Proceeds from sales of fixed maturity securities during the years ended December 31, 1994, 1993 and 1992 were approximately $21,729,000, $115,339,000 and $76,457,000, respectively. There were no sales of fixed maturity securities held for investment. Gross realized gains on sales of fixed maturity securities were approximately $55,000, $2,023,000 and $1,362,000, and gross realized losses on sales of fixed maturity securities were approximately $13,000, $17,000 and $85,000 during the years ended December 31, 1994, 1993 and 1992, respectively.

     As required by insurance regulatory laws, certain bonds with an amortized cost of approximately $15,942,000 and short-term investments of approximately $376,000 at December 31, 1994 were deposited in trust with regulatory agencies.

5. RECEIVABLES

     The major components of receivables at December 31 are summarized as follows (in thousands):

                                                                              1994       1993
                                                                             -------    -------
Insurance premiums and agents' balances due...............................   $40,308    $33,801
Amounts recoverable from reinsurers.......................................    33,058     10,978
Accrued interest..........................................................     2,648      2,126
Installment notes receivable..............................................     1,916      1,768
Other.....................................................................       384      1,586
Less allowance for doubtful accounts......................................    (1,321)    (2,093)
                                                                             -------    -------
                                                                             $76,993    $48,166
                                                                             =======    =======

                      ACCEPTANCE INSURANCE COMPANIES INC.

6. EQUITY INVESTMENT IN MAJOR REALTY CORPORATION

     As of December 31, 1994 and 1993, the Company held an approximate 33% equity investment in Major Realty, a publicly traded real estate company engaged in the ownership and development of its undeveloped land in Orlando, Florida.

     At December 31, 1994, the carrying value of the Company's investment in Major Realty approximated $5.1 million or $2.23 per share. Additionally at that date, Major Realty had a stockholders' equity of approximately $1,102,000 and the quoted market price of Major Realty was $2.00 per share. The Company expects to realize a minimum of its carrying value in Major Realty based on the estimated net realizable values of Major Realty's underlying assets. The Company's estimate of net realizable value is based upon several factors including estimates from Major Realty's management, asset appraisals and sales to date of Major Realty's assets. Commencing in 1992, the Company has not recognized its share of net gains realized by Major Realty on sales of real estate but continues to recognize its share of general and administrative expenses recorded by Major Realty.

     The following summary financial data for Major Realty as of and for the years ended December 31, 1994 and 1993 was obtained from Major Realty's consolidated financial statements (in thousands):

                                                                                DECEMBER 31,
                                                                             ------------------
                                                                              1994       1993
                                                                             -------    -------
Land held for sale or development.........................................   $ 7,038    $ 7,283
Other assets..............................................................     3,713      3,621
                                                                             -------    -------
     Total assets.........................................................   $10,751    $10,904
                                                                             =======    =======
Mortgage and other notes payable..........................................   $ 8,038    $ 9,438
Other liabilities.........................................................     1,611      1,452
Stockholders' equity......................................................     1,102         14
                                                                             -------    -------
     Total liabilities and stockholders' equity...........................   $10,751    $10,904
                                                                             =======    =======
Total revenues............................................................   $ 4,087    $55,199
                                                                             =======    =======
Gross profit..............................................................   $ 2,697    $ 2,895
                                                                             =======    =======
Net income................................................................   $ 1,089    $   891
                                                                             =======    =======

7. BANK BORROWINGS, TERM DEBT AND OTHER BORROWINGS AND NOTES PAYABLE TO
   AFFILIATES

     On March 31, 1994, the Company amended its borrowing arrangements with its bank lenders providing a $35 million line of credit with interest payable quarterly at the prime rate or at LIBOR plus a margin of 1% to 1.75%, depending on the Company's debt to equity ratio. The line of credit will mature in four years and may be extended to five years by the bank lenders.

                      ACCEPTANCE INSURANCE COMPANIES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     The following information relates to the debt agreements in effect as of December 31 (in thousands):

                                                                              1994       1993
                                                                             -------    -------
Bank borrowings:
  Line of credit, 7.375% interest at December 31, due 1998................   $29,000    $    --
  Term loan at the prime rate of interest plus .5% or at the Company's
     option, LIBOR plus 2.5%..............................................        --     12,000
  Revolving promissory note at the federal funds rate plus 2.75%..........        --      6,597
Term debt and other borrowings............................................        --        354
                                                                             -------    -------
                                                                             $29,000    $18,951
                                                                             =======    =======

     The Company is considering raising additional debt capital. Use of the proceeds of any additional borrowing may include a contribution to capital of the insurance subsidiaries.

     At December 31, 1994, the line of credit was collateralized by the Company's Acceptance and Redland common stock. Borrowings and interest on the line of credit averaged $20,852,000 and 6.3% during 1994. The line of credit contains covenants which do not permit the payment of dividends by the Company, require the Company to maintain certain operating and debt service coverage ratios, requires maintenance of specified levels of surplus and requires the Company to meet certain tests established by regulatory authorities.

     In August 1993, Redland refinanced its existing notes payable to a bank with a $7,500,000 revolving promissory note. At December 31, 1993, $6,597,000 was outstanding under this agreement.

     The Company issued $9.5 million of Secured Subordinated Notes to certain directors or stockholders in April 1992 through the exchange of previously issued secured and unsecured notes aggregating approximately $8.3 million and cash. Additionally, the Company issued to the holders of the Secured Subordinated Notes approximately 97,500 common stock warrants exercisable for five years at a price of $9.50 per share, of which 86,101 warrants remained outstanding at December 31, 1994. In January 1993, these notes were redeemed.

     Cash payments for interest were approximately $1.5 million, $2.5 million and $4.2 million during the years ended December 31, 1994, 1993 and 1992, respectively.

8. INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", effective January 1, 1993. The prospective application of SFAS No. 109 resulted in no effect upon net income for the year ended December 31, 1993.

     SFAS No. 109 requires that the Company recognize a net deferred tax asset or liability for all temporary differences and net operating loss carryforwards and a related valuation allowance account when realization of the asset is uncertain. A valuation allowance was recorded for the full amount of the deferred tax asset at December 31, 1993 because the Company had reported pre-tax losses from 1989 through 1992. Although the circumstances that generated these losses were not indicative of operating income, management was uncertain of future earnings.

     As of December 31, 1994, the Company has reported ten consecutive quarters with pre-tax earnings and the Company has used all of its net operating loss carryforwards. Accordingly, management believes it is more likely than not that the Company will realize a portion of the deferred tax asset. The valuation allowance at

                      ACCEPTANCE INSURANCE COMPANIES INC.

December 31, 1994 primarily relates to capital loss items whose realization is uncertain. The net deferred tax asset as of December 31, is as follows (in thousands):

                                                                             1994        1993
                                                                            -------    --------
Unpaid losses and loss adjustment expenses...............................   $ 7,263    $  6,581
Unearned premiums........................................................     4,840       3,037
Allowances for doubtful accounts.........................................       449         712
Net operating loss carryforward..........................................     --          3,610
Other....................................................................     1,599       --
Unrealized loss on marketable equity securities..........................       419       --
Unrealized loss on fixed maturities available-for-sale...................     6,424       --
Major Realty basis difference............................................     7,632       7,531
                                                                            -------    --------
  Deferred tax asset.....................................................    28,626      21,471
                                                                            -------    --------
Deferred policy acquisition costs........................................    (6,744)     (4,017)
Other....................................................................      (681)        (23)
                                                                            -------    --------
  Deferred tax liability.................................................    (7,425)     (4,040)
                                                                            -------    --------
                                                                             21,201      17,431
Valuation allowance......................................................    (8,176)    (17,431)
                                                                            -------    --------
Net deferred tax asset...................................................   $13,025    $  --
                                                                            =======    ========

     Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements as follows (in thousands):

                                                                                   DECEMBER 31,
                                                                                       1994
                                                                                   ------------
Computed U.S. federal income taxes..............................................     $  6,022
Nondeductible amortization of goodwill and other intangibles....................          514
Tax-exempt interest income......................................................         (400)
Dividends received deduction....................................................         (217)
Recognition of a portion of the deferred tax asset..............................       (9,469)
Other...........................................................................          107
                                                                                     --------
  Income taxes provided.........................................................     $ (3,443)
                                                                                     ========

     The Company recognized a current tax expense of approximately $167,000 for the year ended December 31, 1993 as a result of amounts due under alternative minimum taxable income provisions which limit net operating loss carryforwards.

     Cash payments for income taxes were approximately $1,478,000 and $232,000 during the years ended December 31, 1994 and 1993.

                      ACCEPTANCE INSURANCE COMPANIES INC.

9. OPERATING LEASES

     The Company leases office space and certain furniture and equipment under operating leases. Future minimum obligations under these operating leases are as follows (in thousands):

1995...............................................................................   $ 2,605
1996...............................................................................     2,470
1997...............................................................................     1,958
1998...............................................................................     1,645
1999...............................................................................     1,384
Thereafter.........................................................................     1,954
                                                                                      -------
                                                                                      $12,016
                                                                                      =======

     Rental expense totaled approximately $2,529,000, $1,169,000 and $1,014,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

10. STOCK OPTIONS

     In December 1992, stockholders approved an incentive stock option plan under which options granted to employees vest over the four years following the date of grant, options granted to non-employee directors are vested one year from the date of grant and all options terminate ten years from the date of grant. A maximum of 500,000 shares are available for the plan and 125,500 and 94,500 options were granted during 1994 and 1993, respectively.

     On January 27, 1993, certain executive officers of the Company were awarded non-qualified options entitling these officers to purchase a total of 72,500 shares of the Company's Common Stock at market value on the date of grant of $8.75 per share, which are currently exercisable through January 27, 1998.

     In connection with consulting agreements entered into in May 1991 with certain of its directors, the Company incurred approximately $100,000 of expense during the year ended December 31, 1992. Under the same agreements and in addition to the above, these directors received a total of 62,210 options to purchase Company common stock at a price of $10.25 per share which are exercisable through May 1996.

     Changes in stock options are as follows:

                                                                NUMBER OF SHARES
                                                               -------------------    OPTION PRICE
                                                               RESERVED    GRANTED      PER SHARE
                                                               --------    -------    -------------
Balance at January 1, 1992..................................    260,829    207,006    $ 3.92-$38.50
  Reserved..................................................    500,000         --
  Canceled..................................................    (58,455)    (4,632)
  Exercised.................................................     (7,643)    (7,643)       $3.92
                                                                -------    -------
Balance at December 31, 1992................................    694,731    194,731    $12.76-$38.50
  Granted...................................................     72,500    167,000    $ 8.75-$13.00
  Canceled..................................................    (87,500)   (87,500)
                                                                -------    -------
Balance at December 31, 1993................................    679,731    274,231    $ 8.75-$38.50
  Granted...................................................         --    125,500    $11.38-$12.50
                                                                -------    -------
Balance at December 31, 1994................................    679,731    399,731    $ 8.75-$38.50
                                                                =======    =======

     At December 31, 1994, 211,231 shares were exercisable under stock options.

     In December 1992, stockholders approved an employee stock purchase plan whereby eligible employees will be given the opportunity to subscribe for the purchase of the Company's common stock for 85% of its fair

                      ACCEPTANCE INSURANCE COMPANIES INC.

market value as defined. During 1994 and 1993, 19,722 and 12,639 shares were issued under this plan, respectively.

11. RELATED PARTY TRANSACTIONS

     Included in real estate revenues for the year ended December 31, 1992, is fee income totaling approximately $1,522,000 for real estate advisory services provided by a subsidiary of the Company to Major Realty. Revenues for the year ended December 31, 1992 included a non-recurring fee of $925,000 associated with the settlement and termination of the advisory agreement in March 1992, effective January 1, 1992. As part of the termination and settlement agreement, Major Realty issued two promissory notes bearing interest at 12% aggregating $1,514,581 to the Company's subsidiary representing payment of all deferred fees and interest thereon and payment of the termination fee, substantially all of which has been paid at December 31, 1994. Four members of the Board of Directors of the Company also serve on the Board of Directors of Major Realty.

     The Company contracts with a related party to administer health insurance benefits for its employees whereby the related party receives a commission fee from the insurance provider.

     The Company made payments during 1994 totalling approximately $132,000 to a related party to provide investment related services.

12. INSURANCE PREMIUMS AND CLAIMS

     Insurance premiums written and earned by the Company's insurance subsidiaries for the years ended December 31, 1994, 1993 and 1992 are as follows (in thousands):

                                                                   1994        1993        1992
                                                                 --------    --------    --------
Direct premiums written.......................................   $410,228    $253,359    $144,464
Assumed premiums written......................................     37,255       2,683       7,627
Ceded premiums written........................................   (218,307)   (118,537)    (68,006)
                                                                 --------    --------    --------
  Net premiums written........................................   $229,176    $137,505    $ 84,085
                                                                 ========    ========    ========
Direct premiums earned........................................   $376,624    $250,074    $134,551
Assumed premiums earned.......................................     33,802       3,642       7,048
Ceded premiums earned.........................................   (207,767)   (125,634)    (62,435)
                                                                 --------    --------    --------
  Net premiums earned.........................................   $202,659    $128,082    $ 79,164
                                                                 ========    ========    ========

     Five insurance agencies produced direct premiums written aggregating approximately 22%, 34% and 51% of total direct premiums during the years ended December 31, 1994, 1993 and 1992, respectively.

                      ACCEPTANCE INSURANCE COMPANIES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     The following table presents an analysis of the Company's reserves, reconciling beginning and ending reserve balances for the periods indicated (in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                            ------------------------------------
                                                              1994          1993          1992
                                                            --------      --------      --------
Net loss and loss adjustment expense reserves at
  beginning
  of year................................................   $115,714      $ 77,627      $ 66,132
                                                            --------      --------      --------
Net loss and loss adjustment expense reserves of Redland
  at date of acquisition.................................         --        13,499            --
                                                            --------      --------      --------
Provisions for net losses and loss adjustment expenses
  for claims occurring in the current year...............    137,881        90,250        57,678
Increase in net reserves for claims occurring in prior
  years..................................................      5,070         2,555         2,347
                                                            --------      --------      --------
                                                             142,951        92,805        60,025
                                                            --------      --------      --------
Net losses and loss adjustment expenses paid for claims
  occurring during:
  The current year.......................................    (60,375)      (40,209)      (18,328)
  Prior years............................................    (56,776)      (28,008)      (30,202)
                                                            --------      --------      --------
                                                            (117,151)      (68,217)      (48,530)
                                                            --------      --------      --------
Net loss and loss adjustment expense reserves at end of
  year...................................................    141,514       115,714        77,627
Reinsurance recoverable on unpaid loss and loss
  adjustment expenses....................................     79,811        95,886        50,039
                                                            --------      --------      --------
Gross loss and loss adjustment expense reserves..........   $221,325      $211,600      $127,666
                                                            ========      ========      ========

     Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of $145,451,000 and $216,246,000 for the years ended December 31, 1994 and 1993, respectively.

13. REINSURANCE

     The Company's insurance subsidiaries cede insurance to other companies under quota share, excess of loss and facultative treaties. The insurance subsidiaries also maintain catastrophe reinsurance to protect against catastrophic occurrences where claims can arise under numerous policies due to a single event. The reinsurance agreements are tailored to the various programs offered by the insurance subsidiaries. The largest amount retained in any one risk by the insurance subsidiaries during 1994 was $500,000. The methods used for recognizing income and expenses related to reinsurance contracts have been applied in a manner consistent with the recognition of income and expense on the underlying direct and assumed business (See Note 1).

     Three reinsurers, who have an A.M. Best rating of A- (Excellent) or better, accounted for approximately 30% of the reinsurance recoverables and prepaid reinsurance premiums at December 31, 1994. No other reinsurer, except for the Consolidated Farm Service Agency (sponsored by the United States Department of Agriculture) accounted for more than 5% of these balances.

14. DIVIDEND RESTRICTIONS AND REGULATORY MATTERS

     Dividends from the insurance subsidiaries of the Company are regulated by the state regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to parent companies to certain statutorily approved limits. As of December 31, 1994, the statutory limitations on dividends from insurance company subsidiaries to the Company without further insurance department approval were approximately $6.0 million.

                      ACCEPTANCE INSURANCE COMPANIES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     The Company's insurance subsidiaries reported to regulatory authorities surplus of approximately $126,272,000 and $73,910,000 at December 31, 1994 and 1993, respectively, and total statutory net income of $6,659,000, $682,000, and $1,304,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

     The statutory net income includes Redland insurance subsidiaries effective July 1, 1993.

15. CONTINGENCIES

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

16. INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                 UNDERWRITING                    PRIMARY       FULLY DILUTED
                                                    INCOME          NET        NET INCOME        NET INCOME
          QUARTERS ENDED             REVENUES       (LOSS)       INCOME(1)    PER SHARE(1)      PER SHARE(1)
----------------------------------   --------    ------------    ---------    -------------    --------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
1994:
  December 31.....................   $ 59,631      $  3,236       $ 7,826         $0.59            $ 0.58
  September 30....................     67,916         3,684         6,326          0.51              0.50
  June 30.........................     50,866           300         4,954          0.41              0.40
  March 31........................     41,705          (139)        1,969          0.20              0.19
                                     --------    ------------    ---------       ------            ------
                                     $220,118      $  7,081       $21,075         $1.71            $ 1.68(2)
                                     ========     =========      ========     ==========       ==========
1993:
  December 31.....................   $ 43,821      $   (775)      $ 2,152         $0.21            $ 0.21
  September 30....................     38,460           153         2,167          0.22              0.22
  June 30.........................     32,581          (654)        1,715          0.20              0.20
  March 31........................     30,433          (352)        1,552          0.24              0.23
                                     --------    ------------    ---------       ------            ------
                                     $145,295      $ (1,628)      $ 7,586         $0.86(2)         $ 0.85(2)
                                     ========     =========      ========     ==========       ==========

-------------------------

(1) As a result of the acquisition of Redland in July 1993, the Company became significantly involved in crop insurance programs, including the federal Multi-Peril Crop Insurance program and the crop hail business. The Company's operating results from its crop program can vary substantially from quarter to quarter as a result of various factors, including timing and severity of losses from storms and other natural perils and crop production cycles. Therefore, the results for any quarter are not necessarily indicative of results for any future period. The results of the crop program business primarily are recognized in the second half of the calendar year.

(2) Quarterly net income per share numbers do not add to the annual net income per share due to rounding.

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
DECEMBER 31, 1994 AND 1993
BALANCE SHEETS
(PARENT COMPANY ONLY)
(IN THOUSANDS)


                                                        1994            1993
ASSETS

Fixed maturities available-for-sale                   $  2,968        $     --
Cash and short-term investments                          6,516             238
Receivables, net                                         3,618           3,074
Surplus note receivable from subsidiary                 20,000              --
Investments in subsidiaries                            158,531          95,597
Other assets                                             1,143           1,043
                                                      --------        --------
                                                      $192,776        $ 98,952
                                                      ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities              $    374        $    278
Intercompany payables                                    3,648           2,957
Term debt and other borrowings                          29,000              --
                                                      --------        --------
       Total liabilities                                33,022           3,235

Stockholders' equity:
    Preferred stock, no par value, 5,000,000
       shares authorized, none issued                                       --
    Common stock, $.40 par value, 20,000,000
       shares authorized; 15,128,846 and 9,976,415
       shares issued                                     6,052           3,991
    Capital in excess of par value                     194,674         140,002
    Unrealized gain (loss) on available-for-sale
       securities, net of tax                          (13,705)             66
    Accumulated deficit                                (23,003)        (44,078)
                                                      --------        --------
                                                       164,018          99,981

Less:
    Treasury stock, at cost, 35,559 shares              (1,564)         (1,564)
    Contingent stock, 240,000 shares                    (2,700)         (2,700)
                                                      --------        --------

        Total stockholders' equity                     159,754          95,717
                                                      --------        --------

                                                      $192,776        $ 98,952
                                                      ========        ========



ACCEPTANCE INSURANCE COMPANIES INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
STATEMENTS OF OPERATIONS
(PARENT COMPANY ONLY)
(IN THOUSANDS)


                                                          1994       1993      1992
Revenues                                                $  --      $  --      $  --

Costs and expenses:
  General and administrative expenses                     1,878      1,209      1,403
                                                        -------    -------    -------
      Operating loss                                     (1,878)    (1,209)    (1,403)

Other income (expense):
  Interest expense                                       (1,434)      (973)    (2,182)
  Loss on Settlement Agreement with Major Group            --         --       (1,113)
  Share of net income (loss) of subsidiaries             19,203      9,257      3,554
  Other                                                     724        465        318
                                                        -------    -------    -------
                                                         18,493      8,749        577
                                                        -------    -------    -------

      Income (loss) from continuing operations before
        income taxes                                     16,615      7,540       (826)

Income tax (expense) benefit:
  Current                                                   734         46       --
  Deferred                                                3,726       --         --
                                                        -------    -------    -------

      Income (loss) from continuing operations           21,075      7,586       (826)

Loss on disposal of discontinued operations                --         --          (83)
                                                        -------    -------    -------

Net income (loss)                                       $21,075    $ 7,586    $  (909)
                                                        =======    =======    =======


ACCEPTANCE INSURANCE COMPANIES INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)
(IN THOUSANDS)

                                                                                1994            1993            1992
Cash flows from operating activities:
  Net income (loss) from continuing operations                                  $ 21,075        $  7,586        $   (826)
  Adjustments to reconcile net income (loss) from continuing operations to net cash used for operating activities:
      Deferred tax benefit                                                        (3,726)           --              --
      Share of net (income) loss of subsidiaries                                 (19,203)         (9,257)         (3,554)
      Loss on Settlement Agreement with Major Group                                --              --              1,113
      Increase (decrease) in cash attributable to changes in
        assets and liabilities:
          Receivables                                                               (572)           (577)          3,420
          Payables                                                                (4,564)         (1,140)         (2,363)
  Other, net                                                                         291             849              58
                                                                                --------        --------        --------
          Net cash used for operating activities                                  (6,699)         (2,539)         (2,152)

Cash flows from investing activities:
  Proceeds from sale of discontinued operations                                    --              --             27,550
  Contributions to investments in subsidiaries                                   (66,679)        (18,489)         (3,155)
  Purchases of investments                                                          (972)          --              --
  Purchases of investment available-for-sale                                      (2,977)          --              --
  Costs of acquiring Redland                                                       --               (306)             --
                                                                                --------        --------        --------
          Net cash provided by (used for) investing activities                   (70,628)        (18,795)         24,395

Cash flows from financing activities:
  Proceeds from bank borrowings                                                   29,000           --              --
  Repayments of bank borrowings                                                    --              --            (23,808)
  Proceeds from term debt, other borrowings and notes payable
    to affiliates                                                                  --              --              9,500
  Repayments of term debt, other borrowings and notes payable
    to affiliates                                                                  --             (9,996)         (7,796)
  Proceeds from issuance of common stock                                          53,633          31,295              32
                                                                                --------        --------        --------
          Net cash provided by (used for) financing activities                    82,633          21,299         (22,072)
                                                                                --------        --------        --------
Net increase (decrease) in cash and short-term investments                         5,306             (35)            171

Cash and short-term investments at beginning of year                                 238             273             102
                                                                                --------        --------        --------
Cash and short-term investments at end of year                                  $  5,544        $    238        $    273
                                                                                ========        ========        ========


ACCEPTANCE INSURANCE COMPANIES INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
NOTES TO FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

The condensed financial information of Acceptance Insurance Companies Inc. (the "Company") for the years ended December 31, 1994, 1993, and 1992 should be read in conjunction with the consolidated financial statements of the Company and the notes thereto incorporated elsewhere herein by reference.

On December 1, 1994, pursuant to a call by the Company to redeem certain outstanding warrants, approximately 4.85 million of such warrants were exercised to purchase shares of common stock, resulting in net proceeds to the Company of approximately $53.4 million.

In January 1993, the Company assumed a $7 million note from one of its subsidiaries. In April 1993, this note was exchanged for 875,000 shares of common stock and warrants to purchase common stock. (See Note 2 to the Consolidated Financial Statements.)

On March 31, 1994, the Company entered into an Agreement and Plan of Merger with Statewide Insurance Corporation (Statewide), the exclusive general agent for the Company's non-standard automobile insurance program underwritten by Phoenix Indemnity Insurance Company (Phoenix Indemnity), pursuant to which the Company acquired Statewide. Statewide owned 20% of the outstanding common stock of Phoenix Indemnity which was a previously 80% owned subsidiary of the Company. The acquisition was effective April 1, 1994 and was accounted for as a purchase.

In August 1993, the Company acquired Redland and the purchase price of $15.4 million was comprised of 1,339,000 shares of the Company's common stock and acquisition related costs of $306,000. (See Note 3 to the Consolidated Financial Statements.)

The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of December 31, 1994, approximately $972,000 of short-term investments had maturity dates at acquisition of greater than three months.

The deferred tax benefit for the year ended December 31, 1994 is mainly comprised of $3.6 million of realized net operating loss carryforwards, which at December 31, 1993 had a valuation allowance for the same amount.

Cash payments for interest were $1,272,000, $1,019,000 and $1,960,000 during the years ended December 31, 1994, 1993 and 1992, respectively.

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE V
VALUATION ACCOUNTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(IN THOUSANDS)


COLUMN A                                COLUMN B                COLUMN C                COLUMN D              COLUMN E

                                        BALANCE
                                          AT                                                                   BALANCE
                                       BEGINNING                                                                 AT
                                          OF                                                                   END OF
                                        PERIOD                ADDITIONS                DEDUCTIONS              PERIOD
Allowance for doubtful accounts:
    Year ended December 31, 1994      $2,093                  $  656                   $1,428                 $1,321

    Year ended December 31, 1993      $1,207                  $1,000 (A)               $  114                 $2,093

    Year ended December 31, 1992      $3,586                  $  641                   $3,020 (B)             $1,207



(A) Includes allowance for doubtful accounts related to Redland of $663 at date of acquisition.

(B) Includes $2,993 deductions related to Major Group which is a result of various write-offs and the conveyance of receivables to Term Sheet Creditors, in September 1992.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCEPTANCE INSURANCE COMPANIES INC.

By  /s/ Kenneth C. Coon                           Dated: March 23, 1995
    -------------------------------------
    Kenneth C. Coon
    Chairman and Chief Executive Officer

By  /s/ Georgia M. Mace                           Dated: March 23, 1995
    -------------------------------------
    Georgia M. Mace
    Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 23, 1995                 /s/ Jay A. Bielfield
                                      ------------------------------------
                                          Jay A. Bielfield, Director

Dated: March 23, 1995                 /s/ Kenneth C. Coon
                                      ------------------------------------
                                          Kenneth C. Coon, Director

Dated: March 23, 1995                 /s/ Edward W. Elliott, Jr.
                                      ------------------------------------
                                          Edward W. Elliott, Jr., Director

Dated: March 23, 1995                 /s/ Robert LeBuhn
                                      ------------------------------------
                                          Robert LeBuhn, Director

Dated: March 23, 1995                 /s/ Michael R. McCarthy
                                      ------------------------------------
                                          Michael R. McCarthy, Director

Dated: March 23, 1995                 /s/ John P. Nelson
                                      ------------------------------------
                                          John P. Nelson, Director

Dated: March 23, 1995                 /s/ R. L. Richards
                                      ------------------------------------
                                          R. L. Richards, Director

Dated: March 23, 1995                 /s/ David L. Treadwell
                                      ------------------------------------
                                          David L. Treadwell, Director

Dated: March 23, 1995                 /s/ Doug T. Valassis
                                      ------------------------------------
                                          Doug T. Valassis, Director

                      ACCEPTANCE INSURANCE COMPANIES INC.
                           ANNUAL REPORT ON FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 31, 1994

                                 EXHIBIT INDEX


NUMBER        EXHIBIT DESCRIPTION

3.1 Restated Certificate of Incorporation of Acceptance Insurance Companies Inc. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

3.2           Restated By-laws of Acceptance Insurance Companies Inc.
              Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

4.1 Form of Stock Certificate representing shares of Acceptance Insurance Companies Inc., Common Stock, $.40 par value. Incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10.1 Office Building Lease dated July 19, 1991, between State of California Public Employees' Retirement System and Acceptance Insurance Company. Incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.2 Intercompany Federal Income Tax Allocation Agreement between Acceptance Insurance Holdings Inc. and its subsidiaries and Registrant dated April 12, 1990, and related agreements. Incorporated by reference to Exhibit 10i to Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1990.

10.3 Employment Agreement dated February 19, 1990 between Acceptance Insurance Holdings Inc., Registrant and Kenneth C. Coon. Incorporated by reference to Exhibit 10.65 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.4 Employment Agreement dated July 2, 1993, between Redland Insurance Group, Inc., and John P. Nelson. Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K dated July 2, 1993.

10.5 Employment Agreement dated July 2, 1993, between Redland Insurance Group, Inc., and Richard C. Gibson. Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K dated July 2, 1993.

11            Computation of Income (Loss) per share.

21            Subsidiaries of the Registrant.

23.1          Consent of Deloitte & Touche LLP.

23.2          Report on schedules of Deloitte & Touche LLP.

27            Financial Data Schedule.

28P Schedule P -- Analysis of Losses and Loss Expenses of Consolidated Annual Statement for the year 1993. Filed in paper format pursuant to S-T Regulation 311.

99.1 Acceptance Insurance Companies Inc., 1992 Incentive Stock Option Plan effective as of December 22, 1992. Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-1, Registration No. 33-53730.

99.2 Acceptance Insurance Companies Inc., Employee Stock Purchase Plan, effective as of December 22, 1992. Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-1, Registration No. 33-53730.

99.3 Acceptance Insurance Companies Inc., Employee Stock Ownership and Tax Deferred Savings Plan as merged, amended and restated effective October 1, 1990. Incorporated by reference as Exhibit
              10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1990.

99.4 First Amendment to Acceptance Insurance Companies Inc. Employee Stock Ownership and Tax Deferred Savings Plan. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

99.5 Second Amendment to Acceptance Insurance Companies Inc. Employee Stock Ownership and Tax Deferred Savings Plan. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

99.6 Proxy Statement for 1995 Annual Meeting of Shareholders filed on or prior to April 30, 1995.

99.7 Acceptance Insurance Companies Inc. Amended 1992 Incentive Stock Option Plan. Incorporated by reference to Registrant's Proxy Statement for 1995 Annual Meeting of Shareholders filed on or prior to April 30, 1995.

99.8 Acceptance Insurance Companies Inc. Amended Employee Stock Purchase Plan. Incorporated by reference to Registrant's
              Proxy Statement for 1995 Annual Meeting of Shareholders filed on or prior to April 30, 1995.