Form 10-Q
period 1995-03-31
ACCEPTANCE INSURANCE COMPANIES INC
filed 1995-05-15
CIK 74783

=================================================================

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549


                            FORM 10-Q


[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1995

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

                    YES  XX        NO
                        ----          ----
The number of shares of each class of the Registrant's common stock outstanding on May 5, 1995 was:

       Class of Common Stock       No. of Shares Outstanding
    Common Stock, $.40 Par Value          15,095,404

=================================================================

               ACCEPTANCE INSURANCE COMPANIES INC.

                            FORM 10-Q

                        TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements:

          Consolidated Balance Sheets
          March 31, 1995 (unaudited) and December 31, 1994
            (audited)

          Consolidated Statements of Operations (unaudited)
          Three Months Ended March 31, 1995 and 1994

          Consolidated Statements of Cash Flows (unaudited)
          Three Months Ended March 31, 1995 and 1994

          Notes to Interim Consolidated Financial Statements
            (unaudited)

     Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations

PART II. OTHER INFORMATION

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

     Signatures

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

               ACCEPTANCE INSURANCE COMPANIES INC.
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)
                                         March 31,   December 31,
                                           1995          1994
                                         ---------   ------------
                                        (unaudited)   (audited)
              ASSETS
Investments:
  Fixed maturities available for sale    $218,592      $190,180
  Marketable equity securities -
    preferred stock                         9,550         6,758
  Marketable equity securities -
    common stock                            9,879         5,772
  Mortgage loans and other investments      1,653         1,869
  Real estate                               3,887         3,891
  Short-term investments, at cost,
    which approximates market              49,037        56,273
                                          -------       -------
                                          292,598       264,743

Cash                                        3,883         9,339
Equity investment in Major Realty
  Corporation                               5,005         5,079
Receivables, net                           71,006        76,993
Reinsurance recoverable on unpaid
  loss and adjustment expenses             75,208        79,811
Prepaid reinsurance premiums               31,075        25,988
Property and equipment, net                 4,912         4,572
Deferred policy acquisition costs          21,787        19,834
Excess of cost over acquired net
  assets                                   37,856        38,142
Deferred income tax                        10,272        13,025
Other assets                                9,304         5,561
                                          -------       -------
     Total assets                        $562,906      $543,087
                                          =======       =======

 LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss adjustment expenses      $222,912      $221,325
Unearned premiums                         109,140        97,170
Amounts payable to reinsurers              20,532        19,309
Accounts payable and accrued
  liabilities                              14,008        16,529
Bank borrowings                            29,000        29,000
                                          -------       -------
     Total liabilities                    395,592       383,333

Contingencies                                -             -

Stockholders' equity:
  Preferred stock, no par value,
    5,000,000 shares authorized,
    none issued                              -             -
  Common stock, $.40 par value,
    20,000,000 shares authorized;
    15,130,168 and 15,128,846 shares
    issued                                  6,052         6,052
  Capital in excess of par value          194,691       194,674
  Unrealized gain (loss) on available-
    for-sale securities, net of tax        (9,145)      (13,705)
  Accumulated deficit                     (20,020)      (23,003)
                                          -------       -------
                                          171,578       164,018
Less:
  Treasury stock, at cost, 35,559
    shares                                 (1,564)       (1,564)
  Contingent stock, 240,000 shares         (2,700)       (2,700)
                                          -------       -------
     Total stockholders' equity           167,314       159,754
                                          -------       -------
     Total liabilities and
       stockholders' equity              $562,906      $543,087
                                          =======       =======

       The accompanying notes are an integral part of the interim consolidated financial statements.

               ACCEPTANCE INSURANCE COMPANIES INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
       for the three months ended March 31, 1995 and 1994
              (in thousands, except per share data)
                           (unaudited)

                                          1995          1994
                                         -------       -------
Revenues:
  Insurance premiums earned              $51,276       $37,978
  Insurance agency commissions               873           853
  Net investment income                    4,421         2,637
  Net realized capital gains                 434           237
                                          ------        ------
                                          57,004        41,705
                                          ------        ------
Costs and expenses:
  Cost of revenues:
    Insurance losses and loss
      adjustment expenses                 34,606        26,220
    Insurance agency costs                   710           812
    Insurance underwriting expenses       16,116        11,897
  General and administrative expenses        599           303
                                          ------        ------
                                          52,031        39,232
                                          ------        ------
Operating profit                           4,973         2,473
                                          ------        ------
Other income (expense):
  Interest expense                          (513)         (328)
  Share of net loss of investee              (74)          (83)
  Other, net                                  40           (13)
                                          ------        ------
                                            (547)         (424)
                                          ------        ------
Income before income taxes and
  minority interests                       4,426         2,049

Income tax expense:
  Current                                    225          -
  Deferred                                 1,218          -

Minority interests in net income
  of consolidated subsidiaries              -               80
                                          ------        ------

Net income                               $ 2,983       $ 1,969
                                          ======        ======

Earnings per share:
  Primary                                $   .20       $    .20
                                          ======        =======
  Fully diluted                          $   .20       $    .19
                                          ======        =======

       The accompanying notes are an integral part of the interim consolidated financial statements.

/TABLE

               ACCEPTANCE INSURANCE COMPANIES INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
       for the three months ended March 31, 1995 and 1994
                         (in thousands)
                           (unaudited)
                                            1995          1994
                                         --------      --------
Cash flows from operating activities:
  Net income                             $  2,983      $  1,969
  Net adjustment to reconcile net
    income to net cash provided by
    operating activities                   13,786           799
                                          -------        ------

      Net cash provided by operating
        activities                         16,769          2,768
                                          -------        -------

Cash flows from investing activities:
  Proceeds from sales of investments         -                55
  Proceeds from sales of investments
    available for sale                     29,879         13,189
  Proceeds from maturities of
    investments                             6,279            462
  Proceeds from maturities of
    investments available for sale          3,066          6,596
  Purchases of investments                (16,881)          (608)
  Purchases of investments available
    for sale                              (61,933)       (22,096)
  Purchases of property and equipment        (722)          (223)
                                          -------       --------

     Net cash used for investing
       activities                         (40,312)        (2,625)
                                          -------       --------

Cash flows from financing activities:
  Repayments of bank borrowing               -           (18,597)
  Proceeds from bank borrowings              -            25,000
  Repayments of other borrowings             -              (160)
  Minority interests                         -                 7
  Proceeds from issuance of
    common stock                               17            149
                                          -------       --------

     Net cash provided by financing
       activities                              17          6,399
                                          -------       --------

Net increase (decrease) in cash and
  short-term investments                  (23,526)         6,542
Cash and short-term investments at
  beginning of period                      50,236         17,561
                                          -------       --------
Cash and short-term investments at
  end of period                          $ 26,710      $  24,103
                                          =======       ========

Supplemental disclosure of cash flow
  information:
  Cash paid during the period for
    interest                             $    388      $     345
                                          =======       ========
  Cash paid during the period for
    income taxes                         $  1,143      $    -
                                          =======       ========

       The accompanying notes are an integral part of the interim consolidated financial statements.

               ACCEPTANCE INSURANCE COMPANIES INC.

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

1.   Summary of Significant Accounting Policies:

     Principles of Consolidation

     The Company's consolidated financial statements include the accounts of Acceptance Insurance Companies Inc. and its majority owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated.


     Management's Opinion

     The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company's financial position as of March 31, 1995 and December 31, 1994, and the results of operations for the three months ended March 31, 1995 and 1994 and cash flows for the three months ended March 31, 1995 and 1994.

     Statements of Cash Flows

     The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of March 31, 1995 approximately $26,210,000 of short-term investments had a maturity date at acquisition of greater than three months.

     Recent Statements of Financial Accounting Standards

     On January 1, 1995 the Company adopted Statement of
     Financial Accounting Standards No. 114 and 118, "Accounting by Creditors for Impairment of a Loan." As of January 1,
     1995 and March 31, 1995 the Company has no material loans that are considered impaired.

     Reclassifications

     Certain prior year accounts have been reclassified to conform with current period presentation.

2.   Per Share Data:

     Primary and fully diluted earnings per share are based on the weighted average shares outstanding of approximately
     15.0 million and 15.2 million, respectively, for the three months ended March 31, 1995 and approximately 13.2 million and 13.4 million, respectively, for the three months ended March 31, 1994. Included in weighted average shares outstanding in 1994 is the assumed exercise of all outstanding options and warrants utilizing the modified treasury stock method, since average outstanding options and warrants during the period exceeded 20% of the outstanding stock. Under this method, appropriate adjustment to net income is made to reflect the assumed use of the proceeds of the exercise.

3.   Investments:

     The amortized cost and related market values of fixed maturities and equity securities in the accompanying balance sheets are as follows (in thousands):

                                                     Gross         Gross
                                      Amortized    Unrealized    Unrealized      Market
                                        Cost         Gains         Losses        Value
                                      ---------    ----------    ----------    ----------
March 31, 1995:
 Fixed maturities available
   for sale:
   U.S. Treasury and
     government securities            $  68,095    $      411    $    1,211    $  67,295
   States, municipalities and
     political subdivisions              59,940           549           753       59,736
   Mortgage-backed securities            76,978            50        12,562       64,466
   Other debt securities                 27,550           158           613       27,095
                                       --------     ---------     ---------     --------

                                      $ 232,563    $    1,168    $   15,139    $ 218,592
                                       ========     =========     =========     ========
 Marketable equity securities -
    preferred stock                   $  10,179    $        5    $      634    $   9,550
                                       ========     =========     =========     ========

 Marketable equity securities -
    common stock                      $   9,313    $    1,162    $      596    $   9,879
                                       ========     =========     =========     ========
December 31, 1994:
 Fixed maturities available for
   sale:
    U.S. Treasury and government
      securities                      $  68,308    $        4    $   2,225     $  66,087
    States, municipalities and
      political subdivisions             39,544             8        1,957        37,595
  Mortgage-backed securities             73,024          -          13,949        59,075
    Other debt securities                28,199           100          876        27,423
                                       --------     ---------     --------      --------

                                      $ 209,075    $      112    $  19,007     $ 190,180
                                       ========     =========     ========      ========

  Marketable equity securities -
    preferred stock                   $   7,803    $        4    $   1,049     $   6,758
                                       ========     =========     ========      ========

  Marketable equity securities -
    common stock                      $   5,960    $      530    $     718     $   5,772
                                       ========     =========     ========      ========

4.   Insurance Premiums and Claims

     Insurance premiums written and earned by the Company's insurance subsidiaries for the three months ended March 31, 1995 and 1994 are as follows (in thousands):

                                        1995            1994
                                      --------        --------
     Direct premiums written          $102,300        $ 74,270
     Assumed premiums written              465           1,149
     Ceded premiums written            (44,606)        (27,932)
                                       -------         -------

       Net premiums written           $ 58,159        $ 47,487
                                       =======         =======
     Direct premiums earned           $ 89,606        $ 62,782
     Assumed premiums earned             1,189             903
     Ceded premiums earned             (39,519)        (25,707)
                                       -------         -------

       Net premiums earned            $ 51,276        $ 37,978
                                       =======         =======


     Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $27,451,000 and $17,134,000 for the three months ended March 31, 1995 and 1994, respectively.

5.   Bank Borrowings, Term Debt and Other Borrowings:

     The Company's borrowing arrangements with its bank lenders provides a $35 million line of credit with interest payable quarterly at the prime rate or LIBOR plus a margin of 1% to 1.75%, depending on the Company's debt to equity ratio. On March 31, 1995, the Company had $29 million outstanding under this arrangement. On April 6, 1995 the Company elected LIBOR plus 1% percent or 7.25% through June 5, 1995.

     In May of 1995, the Company's bank lenders agreed to a new $75 million line of credit facility to replace its existing $35 million line of credit. The $75 million facility will be utilized primarily to capitalize the Company's insurance company subsidiaries. The Company is continuing negotiations to increase the new credit facility to an aggregate of $100 million.

     It is anticipated that the final loan agreement will be completed by June of 1995. Generally, the new agreement provides for a three year revolving line of credit which, with the consent of the banks, can be renewed annually for three years. Further, the Company will select its interest rate as either the prime rate or LIBOR plus a margin of .5% to 1.5% depending on the Company's debt to equity ratio.

6.   Income Taxes:

     As of March 31, 1995, management believes it is more likely than not that the Company will realize a portion of the deferred tax asset. The valuation allowance at March 31, 1995 primarily relates to capital loss items whose realization is uncertain. The net deferred tax asset is as follows (in thousands):

                                         March 31,  December 31,
                                           1995        1994
                                         ---------  ------------
     Unpaid losses and loss adjustment
       expenses                             7,440       7,263
     Unearned premiums                      5,465       4,840
     Allowances for doubtful accounts         517         449
     Other                                  1,810       1,599
     Unrealized loss on marketable
       equity securities                       22         419
     Unrealized loss on fixed
       maturities available for sale        4,890       6,424
     Major Realty basis difference          7,883       7,632
                                           ------      ------
     Deferred tax asset                    28,027      28,626
                                           ------      ------

     Deferred policy acquisition costs     (7,625)     (6,744)
     Other                                 (2,102)       (681)
                                           ------      ------
     Deferred tax liability                (9,727)     (7,425)
                                           ------      ------

                                           18,300      21,201
     Valuation allowance                   (8,028)     (8,176)
                                           ------      ------

     Net deferred tax asset               $10,272     $13,025
                                           ======      ======

     Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements as follows for the three months ended March 31, 1995 (in thousands):

     Computed U.S. federal income taxes            $ 1,549
     Nondeductible amortization of goodwill and
       other intangibles                               134
     Tax-exempt interest income                       (196)
     Dividends received deduction                      (66)
     Other                                              22
                                                    ------
       Income taxes provided                       $ 1,443
                                                    ======

PART I.
Item 2.
               ACCEPTANCE INSURANCE COMPANIES INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis of financial condition and results of operations of the Company and its consolidated subsidiaries is based upon the Company's interim consolidated financial statements and the notes thereto included in this report.

RESULTS OF OPERATIONS
                Three months ended March 31, 1995
          Compared to three months ended March 31, 1994

The Company's net income increased by 51.5% to $3.0 million during the three months ended March 31, 1995 from $2.0 million during the same period in 1994. The principal components of this increase in earnings were an increase in insurance premiums earned, improved underwriting results and an increase in investment income. These positive changes were offset by increases in general and administrative expenses as well as interest expense. In addition, during the first three months of 1995, the Company's pre-tax income was no longer sheltered from taxation by net operating loss carryforwards as it had been during the same period in 1994.

The Company's net premiums earned increased by $13.3 million or 35.0% during the first quarter of 1995 as compared to the same period a year earlier. This increase was principally attributable to growth in the direct premiums written by the Company's General Agency and Program Divisions, offset in part by declining premium revenues in the Non-Standard Automobile Division. Coupled with this increase in premium revenues was an improvement in the Company's loss ratio. The Company's loss ratio fell from 69.0% during the first three months of 1994 to 67.5% during the first three months of 1995. This decrease in the loss ratio was primarily a result of continued excellent results in the Company's Program Division as the premium income of this division grew as a percentage of the Company's total earned premium. The Company's underwriting expense ratio remained relatively constant during the first quarter of 1994 and 1995. Thus, increased premium revenues and an improved loss ratio during the first three months of 1995 led to an underwriting profit of $554,000 as compared to an underwriting loss of $139,000 experienced by the Company in the first three months of 1994.

The Company's investment income and realized capital gains increased 67.7% and 83.1% respectively during the first three months of 1995 as compared to the first three months of 1994.
The increase in investment income resulted from both an increase in the average size of the Company's investment portfolio, $291.8 million during the three months ended March 31, 1995 as compared to $186.8 million during the three months ended March 31, 1994, and an improvement in the annualized investment yield of the portfolio from 5.7% during the first three months of 1994 to 6.1% during the first three months of 1995. The size of the investment portfolio increased from retained earnings, approximately $53.4 million in proceeds from the exercise of warrants in December of 1994 and continued positive cash flows from operations. Investment yields increased in the two compared periods due to the overall higher interest rate environment present during the first quarter of 1995 as compared to the same period a year earlier.

Offsetting improved underwriting and investment results were higher general and administrative and interest expenses during the first three months of 1995 as compared to the first three months of 1994. The main component of the increase in general and administrative expenses were expenses associated with a proposed offering of convertible debentures which was withdrawn by the Company in May of 1995. Interest expense increased in 1995 principally from increased bank borrowings in order to support premium growth and nominally from higher interest rates which increased with the higher overall interest rate environment.

While the Company's operating profit increased by 101.1% from $2.5 million in the first quarter of 1994 to $5.0 million in the first quarter of 1995, the Company's net income increased only 51.5% due to a tax expense of $1.4 million in 1995 while all of the Company's 1994 tax expense was offset by net operating losses from prior years in 1994.

Recent Statement of Financial Accounting Standards

On January 1, 1995 the Company adopted Statement of Financial Accounting Standards No. 114 and 118, "Accounting by Creditors for Impairment of a Loan." As of January 1, 1995 and March 31, 1995 the Company has no material loans that are considered impaired.

LIQUIDITY AND CAPITAL RESOURCES

The Company has included a discussion of the liquidity and capital resources requirements of the Company and the Company's insurance subsidiaries.

The Company - Parent Only

As an insurance holding company, the Company's assets consist primarily of the capital stock of its subsidiaries, a surplus note issued by one of its insurance company subsidiaries and investments held at the holding company level. The Company's primary sources of liquidity are dividends and other distributions from subsidiaries, interest payments on the surplus note, tax sharing payments from its subsidiaries and net investment income from, and proceeds from the sale of, holding company investments. The Company's liquidity needs are primarily to service debt, pay operating expenses and taxes and make investments in subsidiaries.

Dividends from the insurance subsidiaries of the Company are regulated by the state regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to parent companies to certain statutorily approved limits. As of March 31, 1995, the statutory limitations on dividends from insurance company subsidiaries to the parent without further insurance department approval were approximately $6.0 million. In addition to dividends, the parent company receives additional liquidity from cash flows from agency and claims service operations of its noninsurance company subsidiaries.

The Company currently holds a surplus note issued by one of its insurance company subsidiaries in the amount of $20.0 million, bearing interest at the rate of 9% per annum, payable quarterly. Although repayment of all or part of the principal of this surplus note requires prior insurance department approval, no prior approval of interest payments is currently required.

At March 31, 1995, the Company held approximately $8.5 million of cash and investments available to meet liquidity needs.

The Company is also a party to a Revolving Credit Facility with a group of bank lenders which is secured by substantially all of the Company's assets. The maximum amount that may be borrowed under the facility is $35.0 million. Interest is payable quarterly at a rate selected by the Company equal to either the prime rate or LIBOR plus a margin of 1.0% to 1.75% depending on the Company's debt-to-equity ratio. The facility expires on March 31, 1998 and may be extended for an additional year with the lenders consent. At March 31, 1995, the outstanding balance under the facility was $29.0 million, bearing interest at 7.4375%. In May of 1995, the Company's bank lenders agreed to a new $75.0 million bank facility which would have similar interest rate terms as the current facility but which would mature in three years with one year extensions available annually with the lenders' consent. In addition, the Company is negotiating with its lenders to provide an additional $25.0 million of borrowing capacity under certain circumstances, but the Company has no assurance that this additional capacity will be available. The Company expects to close on the new bank facility in June of 1995. Borrowings under the new facility will be used primarily to repay current borrowings and to provide additional capital for the Company's insurance company subsidiaries.

Insurance Companies

The principal liquidity needs of the insurance companies are to fund losses and loss adjustment expense payments, to pay underwriting expenses including commissions to agents, to pay interest under the surplus note described above and to make tax payments. Available sources for these requirements are premiums received and cash flows from investment activities. Together, these sources historically have been adequate to meet the described requirements on a timely basis. The Company monitors the cash flows of its insurance company subsidiaries and attempts to maintain sufficient cash to meet current operating expenses and to structure its investment portfolio of a duration which approximates the estimated cash requirements for the payment of loss and loss adjustment expense.

Changes in Financial Condition

The Company's stockholders' equity increased by approximately $7.6 million at March 31, 1995 as compared to December 31, 1994 principally as a result of the net income described above and a decrease in the unrealized loss, net of tax, in the Company's available for sale securities from $13.7 million to $9.1 million.

The NAIC has released its Risk Based Capital (RBC) formula for property and casualty insurance companies. The Company's insurance company subsidiaries have reviewed and applied this RBC formula for the 1994 year and have exceeded the requirements of such formula.

Consolidated Cash Flow

Cash flows from operating activities increased from $2.8 million in the first three months of 1994 to $16.8 million in the first three months of 1995. The largest component of this increase was an $11.6 million profit sharing payment based upon 1994 results received from the federal government under the Company's Multi Peril Crop Insurance program.

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


                              ACCEPTANCE INSURANCE COMPANIES INC.


May 12, 1995                  /s/ KENNETH C. COON
                              -----------------------------------
                              Kenneth C. Coon
                              Chairman and Chief Executive
                                Officer


May 12, 1995                  /s/ GEORGIA M. MACE
                              -----------------------------------
                              Georgia M. Mace
                              Treasurer and Chief Accounting
                                Officer

               ACCEPTANCE INSURANCE COMPANIES INC.
                  QUARTERLY REPORT ON FORM 10-Q
            FOR THE THREE MONTHS ENDED MARCH 31, 1995

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

10.6      Employment Agreement dated July 2, 1993 between the
          Registrant and John P. Nelson. Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly
          Report on Form 10-Q for the period ended September 30, 1994.

10.7 Employment Agreement dated July 2, 1993 between the Registrant and Richard C. Gibson. Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

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