Form 10-Q
period 1995-06-30
ACCEPTANCE INSURANCE COMPANIES INC
filed 1995-08-15
CIK 74783

=================================================================

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q


     [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1995

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

                    YES  XX        NO
                        ----       ----

The number of shares of each class of the Registrant's common stock outstanding on August 10, 1995 was:

Class of Common Stock                   No. of Shares Outstanding
Common Stock, $.40 Par Value                 15,101,236

=================================================================

               ACCEPTANCE INSURANCE COMPANIES INC.

                            FORM 10-Q

                        TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements:

          Consolidated Balance Sheets
          June 30, 1995 (unaudited) and December 31, 1994
            (audited)

          Consolidated Statements of Operations (unaudited)
          Three Months and Six Months Ended June 30, 1995 and
            1994

          Consolidated Statements of Cash Flows (unaudited)
          Six Months Ended June 30, 1995 and 1994

          Notes to Interim Consolidated Financial Statements
            (unaudited)

     Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

     Signatures

PART I.   FINANCIAL INFORMATION
-------------------------------
Item 1.   Financial Statements

               ACCEPTANCE INSURANCE COMPANIES INC.
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                           June 30,  December 31,
                                             1995       1994
                                          ---------  -----------
                                          (unaudited) (audited)
ASSETS
Investments:
Fixed maturities available for sale         $220,170   $190,180
Marketable equity securities - preferred
  stock                                       12,581      6,758
Marketable equity securities - common
  stock                                        9,948      5,772
Mortgage loans and other investments           1,747      1,869
Real estate                                    3,881      3,891
Short-term investments, at cost, which
  approximates market                         63,199     56,273
                                            --------   --------
                                             311,526    264,743

Cash                                           1,352      9,339
Equity investment in Major Realty
  Corporation                                  4,922      5,079
Receivables, net                              80,728     76,993
Reinsurance recoverable on unpaid loss
  and loss adjustment expenses               107,328     79,811
Prepaid reinsurance premiums                  34,287     25,988
Property and equipment, net                    5,053      4,572
Deferred policy acquisition costs             22,677     19,834
Excess of cost over acquired net assets       37,572     38,142
Deferred income tax                            8,570     13,025
Other assets                                   9,586      5,561
                                            --------   --------
Total assets                                $623,601   $543,087
                                            ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss adjustment expenses         $266,812   $221,325
Unearned premiums                            116,901     97,170
Amounts payable to reinsurers                 24,630     19,309
Accounts payable and accrued liabilities      12,789     16,529
Bank borrowings                               29,000     29,000
                                            --------   --------
Total liabilities                            450,132    383,333

Contingencies                                   --         --

Stockholders' equity:
Preferred stock, no par value, 5,000,000
  shares authorized, none issued                --         --
Common stock, $.40 par value, 20,000,000
  shares authorized; 15,135,773 and
  15,128,846 shares issued                     6,054      6,052
Capital in excess of par value               194,757    194,674
Unrealized gain (loss) on
  available-for-sale securities,
  net of tax                                  (4,557)   (13,705)
Accumulated deficit                          (18,521)   (23,003)
                                            --------   --------
                                             177,733    164,018
Less:
Treasury stock, at cost, 35,559 shares        (1,564)    (1,564)
Contingent stock, 240,000 shares              (2,700)    (2,700)
                                            --------   --------
Total stockholders' equity                   173,469    159,754
                                            --------   --------
Total liabilities and stockholders'
  equity                                    $623,601   $543,087
                                            ========   ========

       The accompanying notes are an integral part of the interim consolidated financial statements.

               ACCEPTANCE INSURANCE COMPANIES INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months and six months ended June 30, 1995 and 1994
              (in thousands, except per share data)
                           (unaudited)

                                 Three Months       Six Months
                                --------------    ---------------
                                1995     1994     1995     1994
                                -----    ----     ----     ----
Revenues:
Insurance premiums earned     $62,413  $46,716  $113,689 $84,694
Insurance agency commissions      769      949     1,642   1,802
Net investment income           4,817    3,040     9,238   5,677
Net realized capital gains        599      161     1,033     398
                              -------  -------  -------- -------
                               68,598   50,866   125,602  92,571
                              -------  -------  -------- -------
Costs and expenses:
Cost of revenues:
Insurance losses and loss
  adjustment expenses          44,513   34,363    79,119  60,583
Insurance agency costs            742      855     1,452   1,667
Insurance underwriting
  expenses                     19,892   12,056    36,008  23,953
General and administrative
  expenses                        649      389     1,248     692
                              -------  -------  -------- -------
                               65,796   47,663   117,827  86,895
                              -------  -------  -------- -------
Operating profit                2,802    3,203     7,775   5,676
                              -------  -------  -------- -------

Other income (expense):
Interest expense                 (531)    (371)   (1,044)   (699)
Share of net loss of investee     (83)     (71)     (157)   (154)
Other, net                         41       58        81      45
                              -------  -------  -------- -------
                                 (573)    (384)   (1,120)   (808)
                              -------  -------  -------- -------

Income before income taxes
  and minority interests        2,229    2,819     6,655   4,868
Income tax expense:
Current                         1,465       65     1,690      65
Deferred                         (735)  (2,200)      483  (2,200)
Minority interests in net
  income of consolidated
  subsidiaries                   --       --        --        80
                              -------  -------  -------- -------

Net income                    $ 1,499  $ 4,954  $  4,482 $ 6,923
                              =======  =======  ======== =======

Earnings per share:
Primary                       $.10     $.41     $.30     $.61
                              =======  =======  ======== =======

Fully diluted                 $.10     $.40     $.29     $.59
                              =======  =======  ======== =======

       The accompanying notes are an integral part of the interim consolidated financial statements.

               ACCEPTANCE INSURANCE COMPANIES INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the six months ended June 30, 1995 and 1994
                         (in thousands)
                           (unaudited)

                                              1995        1994
                                            -------     -------
Cash flows from operating activities:
Net income                                  $ 4,482     $ 6,923
Net adjustment to reconcile net
  income to net cash provided by
  operating activities                       21,640      20,990
                                            -------     -------
Net cash provided by operating activities    26,122      27,913
                                            -------     -------
Cash flows from investing activities:
Proceeds from sales of investments             --           641
Proceeds from sales of investments
  available for sale                         61,744      13,631
Proceeds from maturities of investments      10,481         508
Proceeds from maturities of investments
  available for sale                          4,706      11,162
Purchases of investments                    (18,740)     (5,731)
Purchases of investments available for
  sale                                      (91,624)    (41,125)
Purchases of property and equipment          (1,242)       (678)
                                            --------    -------
Net cash used for investing activities      (34,675)    (21,592)
                                            --------    --------
Cash flows from financing activities:
Repayments of bank borrowing                   --       (18,597)
Proceeds from bank borrowings                  --        29,000
Repayments of other borrowings                 --          (323)
Minority interests                             --             7
Proceeds from issuance of common stock           85         225
Other                                          --          (340)
                                            -------     -------
Net cash provided by financing activities        85       9,972
                                            -------     -------
Net increase (decrease) in cash and
  short-term investments                     (8,468)     16,293
Cash and short-term investments at
  beginning of period                        50,236      17,561
                                            -------     -------
Cash and short-term investments at
  end of period                             $41,768     $33,854
                                            =======     =======
Supplemental disclosure of cash flow
  information:
Cash paid during the period for interest    $ 1,079     $   572
                                            =======     =======

Cash paid during the period for
  income taxes                              $ 2,853     $    58
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


     Management's Opinion

     The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company's financial position as of June 30, 1995 and December 31, 1994, and the results of operations for the three months and six months ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994.

     Statements of Cash Flows

     The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of June 30, 1995 approximately $22,783,000 of short-term investments had a maturity date at acquisition of greater than three months.

     Recent Statements of Financial Accounting Standards

     On January 1, 1995 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114 and 118, "Accounting by Creditors for Impairment of a Loan." As of January 1, 1995 and June 30, 1995 the Company has no material loans that are considered impaired. Accordingly, the adoption of SFAS No. 114 and 118 had no effect on the Company's financial statements.

     Reclassifications

     Certain prior year accounts have been reclassified to conform with current period presentation.

2.   Per Share Data:

     Primary and fully diluted earnings per share are based on the weighted average shares outstanding of approximately
     15.0 million and 15.2 million, respectively, for the three months ended June 30, 1995 and approximately 13.5 million and 13.7 million, respectively, for the three months ended June 30, 1994. Primary earnings per share and fully diluted earning per share are based on the weighted average shares outstanding of approximately 15.0 million and 15.2 million, respectively, for the six months ended June 30, 1995 and approximately 13.3 million and 13.5 million, respectively, for the six months ended June 30, 1994. Included in weighted average shares outstanding in 1994 is the assumed exercise of all outstanding options and warrants utilizing the modified treasury stock method, since average outstanding options and warrants during the period exceeded 20% of the outstanding stock. Under this method, appropriate adjustment to net income is made to reflect the assumed use of the proceeds of the exercise.

3.   Investments

     The amortized cost and related market values of debt and equity securities in the accompanying balance sheets are as follows (in thousands):

                                       Gross       Gross
                           Amortized Unrealized Unrealized Market
                              Cost     Gains      Losses   Value
                           --------- ---------- ---------- ------
June 30, 1995:
Fixed maturities available
for sale:
U.S. Treasury and
  government securities     $ 64,051  $ 1,033   $   136  $ 64,948
States, municipalities and
  political subdivisions      61,112    1,123       472    61,763
Mortgage-backed securities    73,020      277     9,360    63,937
Other debt securities         29,302      683       463    29,522
                            --------  -------   -------   -------
                             227,485    3,116    10,431   220,170
                            ========  =======   =======   =======
Marketable equity
  securities - preferred
  stock                     $ 12,997  $    70   $   486  $ 12,581
                            ========  =======   =======  ========
Marketable equity
  securities - common
  stock                     $  9,226  $ 1,351   $   629  $  9,948
                            ========  =======   =======  ========
December 31, 1994:
Fixed maturities available
  for sale:
U.S. Treasury and
  government securities     $ 68,308  $     4   $ 2,225  $ 66,087
States, municipalities and
  political subdivisions      39,544        8     1,957    37,595
Mortgage-backed securities    73,024     --      13,949    59,075

Other debt securities         28,199      100       876    27,423
                            --------  -------   -------  --------
                            $209,075  $   112   $19,007  $190,180
                            ========  =======   =======  ========
Marketable equity
  securities - preferred
  stock                     $  7,803  $     4   $ 1,049  $  6,758
                            ========  =======   =======  ========
Marketable equity
  securities - common
  stock                     $  5,960  $   530   $   718  $  5,772
                            ========  =======   =======  ========

4.   Insurance Premiums and Claims

     Insurance premiums written and earned by the Company's insurance subsidiaries for the three months and six months ended June 30, 1995 and 1994 are as follows (in thousands):

                            Three Months          Six Months
                         ------------------  ------------------
                           1995      1994      1995      1994
                         --------  --------  --------  --------
Direct premiums written  $110,406  $94,077   $212,706  $168,347
Assumed premiums written    9,685    5,246     10,150     6,395
Ceded premiums written    (53,129) (41,691)   (97,735)  (69,623)
                         --------  --------  --------  --------
Net premiums written     $ 66,962  $57,632   $125,121  $105,119
                         ========  ========  ========  ========
Direct premiums earned   $102,208  $81,705   $191,814  $144,487
Assumed premiums earned    10,214    5,256     11,403     6,159
Ceded premiums earned     (50,009) (40,245)   (89,528)  (65,952)
                         --------  --------  --------  --------
Net premiums earned      $ 62,413  $46,716   $113,689  $ 84,694
                         ========  ========  ========  ========

     Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $51,379,000 and $30,828,000 for the three months ended June 30, 1995 and 1994, respectively. Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $78,830,000 and $47,962,000 for the six months ended June 30, 1995 and 1994, respectively.

5.   Bank Borrowings, Term Debt and Other Borrowings:

     The Company's borrowing arrangements with its bank lenders as of June 30, 1995 provided a $35 million line of credit with interest payable quarterly at the prime rate or LIBOR plus a margin of 1% to 1.75%, depending on the Company's debt to equity ratio. On June 30, 1995, the Company had $29 million outstanding under this arrangement. On July 6, 1995 the Company elected LIBOR plus 1% percent or 7.05% through August 7, 1995.

     In July of 1995, the Company's bank lenders agreed to a new $90 million line of credit facility to replace its existing $35 million line of credit. The $90 million facility will be utilized primarily to capitalize the Company's insurance company subsidiaries.

     Generally, the new agreement provides for a $75 million three year revolving line of credit which, with the consent of the banks, can be renewed annually for three years, and a $15 million line of credit with a maturity of the earlier of July 1997 or one year from the date of borrowing. Further, the Company will select its interest rate as either the prime rate or LIBOR plus a margin of .75% to 1.5% and 1.5% to 2.25% for the $75 million revolving line of credit and $15 million line of credit, respectively, depending on the Company's debt to equity ratio.

6.   Income Taxes:

     As of June 30, 1995, management believes it is more likely than not that the Company will realize a portion of the deferred tax asset. The valuation allowance at June 30, 1995 primarily relates to capital loss items whose realization is uncertain. The net deferred tax asset is as follows (in thousands):

                                        June 30,    December 31,
                                         1995           1994
                                        -------     -----------
Unpaid losses and loss adjustment
  expenses                               7,851          7,263
Unearned premiums                        5,783          4,840
Allowances for doubtful accounts           722            449
Other                                    1,904          1,599
Unrealized loss on marketable
  equity securities                       --              419
Unrealized loss on fixed maturities
  available for sale                     2,560          6,424
Major Realty basis difference            7,912          7,632
                                       -------         ------
    Deferred tax asset                  26,732         28,626
                                       -------         ------
Deferred policy acquisition costs       (7,937)        (6,744)
Other                                   (2,085)          (681)
Unrealized gain on marketable
  equity securities                       (107)          --
                                       --------        ------
    Deferred tax liability             (10,129)        (7,425)
                                       --------        ------
                                        16,603         21,201
Valuation allowance                     (8,033)        (8,176)
                                       -------        -------
Net deferred tax asset                 $ 8,570        $13,025
                                       =======        =======

     Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements as follows for the six months ended June 30, 1995
     (in thousands):

     Computed U.S. federal income taxes            $2,328
     Nondeductible amortization of goodwill and
       other intangibles                              269
     Tax-exempt interest income                      (437)
     Dividends received deduction                    (145)
     Other                                            158
                                                   ------
         Income taxes provided                     $2,173
                                                   ======

PART I.
-------
Item 2.
               ACCEPTANCE INSURANCE COMPANIES INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations of the Company and its consolidated subsidiaries is based upon the Company's interim consolidated financial statements and the notes thereto included in this report.

RESULTS OF OPERATIONS

         Three months and six months ended June 30, 1995
   Compared to three months and six months ended June 30, 1994

The Company's net income for the three months ended June 30, 1995 decreased 69.7% from the same period in 1994, while the net income for six months decreased by 35.3% as compared to the first six months of 1994. The second quarter of 1995 was positively impacted by an increase in net premiums earned, an increase in net investment income and realized capital gains, and an improvement in the loss ratio of the Company all when compared with the same period a year earlier. These positive effects were more than offset by an increase in the underwriting expense ratio, an increase in general and administrative expense, an increase in interest expense and a change in the provision for income taxes from a benefit in the second quarter of 1994 to a tax expense in the second quarter of 1995.

The Company's results for the six months ended June 30, 1995 also showed a declining net income from the period ended June 30, 1994, but the decline was only 35.3% as the results of the three months ended June 30, 1995 were offset by an increase in net income during the three months ended March 31, 1995 of 51.5% over the same period in 1994.

The Company's net premiums earned increased by 33.6% and 34.2% in the three and six months ended June 30, 1995 respectively as compared to the similar periods a year earlier. These increases were principally attributable to growth in the direct premiums written by the Company's general agency and program divisions, offset in part by declining premium revenues in the nonstandard automobile division. The rate of growth in the Company's direct premiums written decreased from 37.7% in the first quarter of 1995 to 17.4% during the second quarter of 1995, both percentages as compared to the same periods in 1994. The Company believes that this somewhat diminished rate of growth should continue for the remainder of 1995 in its non crop lines of business, but higher growth rates are predicted for the crop lines.

Coupled with this increase in premium revenues was an improvement in the Company's loss ratio. The Company's loss ratios fell from 73.6% in the three months ended June 30, 1994 to 71.3% for the three months ended June 30, 1995 and from 71.5% in the six months ended June 30, 1994 to 69.6% for the six months ended June 30, 1995. The higher loss ratio for the second quarter of 1995 as compared to the first quarter of 1995 was attributable to losses the Company suffered in a series of wind and hail storms occurring across Texas and Louisiana during the months of April and May in which the Company incurred approximately $1.1 million of pre tax losses. In addition, during the second quarter of 1995, the Company experienced a deterioration in the loss ratio of its commercial automobile liability business. This was principally attributable to a more rapid emergence of losses from the 1994 year than had been expected by the Company. At this time, the Company is continuing to monitor closely the results in the commercial automobile lines in order to determine whether these higher loss ratios indicate a continuing trend or merely a quarterly aberration from normal patterns.

Offsetting the improved loss ratio was an increase in the Company's expense ratio from 25.8% and 28.3% respectively in the three and six months ended June 30, 1994 to 31.9% and 31.7% respectively in the three and six months ended June 30, 1995. This increase was mainly attributable to the Company recording an estimated operating expense margin in its crop insurance lines the second quarter of 1994, compared to no such margin being recognized in the second quarter of 1995. In 1995, problems arising out of delayed planting issues resulted in changing rules under the new Federal MPCI program, and therefore, the Company could not estimate any operating expense margin under the program. To a lesser extent, the Company's expense ratio increased from costs associating with developing new property and casualty programs in its Program Division.

Thus, improved loss ratios were more than offset by increased expense ratios for both the three and six months ended June 30, 1995 as compared to the similar periods a year earlier. This resulted in an increase in the Company's combined underwriting ratios from 99.4% and 99.8% in the three and six months ended June 30, 1994 to 103.2% and 101.3% in the same periods a year later.

The Company's investment income increased 58.5% and 62.7% respectively in the three and six months ended June 30, 1995 from the same three and six month periods during 1994. This increase in investment income principally resulted from an increase in the average size of the investment portfolio of the Company. During the three and six months ended June 30, 1995 the Company's average investment portfolio was approximately $308.7 million and $302.8 million respectively as compared to $205.1 million and $196.0 million during the similar periods ended June 30, 1994.
In addition, the Company's average investment yield also increased for the three and six months ended June 30, 1995 as compared to the same periods in 1994. Investment yields for the three and six months ended June 30, 1995 were 6.24% and 6.10%
respectively.   For the three and six months ended June 30, 1994
the Company's investment yield was 5.93% and 5.79% respectively. The size of the investment portfolio increased from retained earnings, positive cash flows, and approximately $53.4 million in proceeds from the exercise of warrants in December of 1994. Investment yields increased as the overall interest rate environment present during the first and second quarters of 1995 was higher than the interest rate environment in the first and second quarters of 1994.

The Company's income from realized capital gains also increased in the three and six months ended June 30, 1995 when compared to the similar periods a year earlier. These increases resulted primarily from changes in the interest rate environment which provided the Company with opportunities to realize gains in its fixed income portfolio as well as from the sale of certain equity securities.

The Company experienced an increase in its general and administrative expense as well as its interest expense during the two reporting periods of 1995 as compared to the similar periods in 1994. General and administrative expenses increased from expenses associated with a proposed offering of convertible debentures which was withdrawn by the Company in May of 1995. Interest expense increased in the two reporting periods of 1995 due to both an increase in interest rates as well as an increase in average outstanding bank borrowings.

The largest single component of the decrease in the Company's net income in the 1995 reporting periods was the impact of income taxes. During the three and six months ended June 30, 1994, the Company's net income benefitted from a deferred tax benefit of $2.2 million. Not only was there no such deferred tax benefit during the three and six months ended June 30, 1995, but there were no net operating loss carryforwards to diminish tax payments in the three and six month periods of 1995 as there had been during the same time periods in 1994. The deferred tax benefit resulted from the Company meeting the realizability test under SFAS No. 109, "Accounting for Income Taxes," adopted by the Company in January 1993. SFAS No. 109 requires that the Company recognize the deferred tax asset for all temporary differences and net operating loss carryforwards and a related valuation allowance account when realization of the asset is uncertain.
The Company had reported pre tax losses from 1989 through 1992. Although the circumstances that generated these losses were not indicative of operating income, management was uncertain of future earnings and recorded the related valuation allowance account. Management continued assessing the weight of evidence at each balance sheet and at June 30, 1994 believed it was more likely than not that the Company would realize a portion of the deferred tax asset. The deferred tax benefit of $2.2 million in the three and six months ended June 30, 1994 is a portion of the deferred tax asset that was estimated to be realized in future years. For the three and six months ended June 30, 1995 the Company was in a fully taxable situation, thus providing for decreases in the Company's net income of approximately $2.9 and $4.3 million in the three and six months ended June 30, 1995 when compared to the same periods in 1994.

Recent Statement of Financial Accounting Standards

On January 1, 1995 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114 and 118, "Accounting by Creditors for Impairment of a Loan." As of January 1, 1995 and June 30, 1995 the Company has no material loans that are considered impaired. Accordingly, the adoption of SFAS No. 114 and 118 had no effect on the Company's financial statements.

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

Dividends from the insurance subsidiaries of the Company are regulated by the state regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends form insurance companies to parent companies to certain statutorily approved limits. As of June 30, 1995, the statutory limitations on dividends from the insurance company subsidiaries to the parent without further insurance department approval were approximately $6.0 million. In addition to dividends, the parent company receives additional liquidity from cash flows from agency and claims service operations of its noninsurance company subsidiaries.

The Company currently holds a surplus note issued by one of its insurance company subsidiaries in the amount of $20.0 million, bearing interest at the rate of 9% per annum, payable quarterly. Although repayment of all or part of the principal of this surplus note requires prior insurance department approval, no prior approval of interest payments currently is required.

At June 30, 1995, the Company held approximately $8.2 million of cash and investments available to meet liquidity needs.

The Company is also a party to a Revolving Credit Facility with a group of bank lenders which is secured by substantially all of the Company's assets. At June 30, 1995 the maximum amount which might have been borrowed under the facility was $35.0 million.
On July 26, 1995 the Company closed on a new facility under which the Company's maximum borrowing limit was increased to $90 million. Generally, the new agreement provides for a $75 million three year revolving line of credit which, with the consent of the banks, can be renewed annually for three years, and a $15 million line of credit with a maturity of the earlier of July 1997 or one year from the date of borrowing. Further, the Company will select its interest rate at either the Prime rate or LIBOR plus a margin of .75% to 1.5% and 1.5% to 2.25% for the $75 million revolving line of credit and $15 million line of credit, respectively, depending on the Company's debt to equity ratio.

As of June 30, 1995 the Company had $29 million outstanding under its previous bank facility. This $29 million continues to be outstanding under the Company's new facility.

The $90 million facility will be utilized primarily to capitalize the Company's insurance company subsidiaries. The Company intends to borrow additional funds from the new facility to further capitalize its insurance company operations during the third quarter of 1995. It is believed that the new borrowings will increase the outstanding debt under the new facility to approximately $50 million by the end of the third quarter.

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

Changes in Financial Condition

The Company's stockholders' equity increased by approximately $13.7 million at June 30, 1995 as compared to December 31, 1994 principally as a result of net income of $4.5 million generated during the first six months of 1995 and a decrease in the unrealized loss, net of tax, in the Company's available for sale securities from $13.7 million at December 31, 1994 to $4.5 million at June 30, 1995.

The NAIC has released it Risk Based Capital (RBC) formula for property and casualty insurance companies. The Company's insurance company subsidiaries have reviewed and applied this RBC formula for the 1994 year and have exceeded the requirements of such formula.

Consolidated Cash Flow

Cash flows from operating activities were relatively similar in the six months ended June 30, 1995 as compared to the same six months in 1994. Operating activities produced $26.1 million of positive cash flow during the first six months of 1995 compared to $27.9 million in the first six months of 1994.

Inflation

The Company does not believe that inflation has had a material impact on its financial condition or the results of operation.

PART II.  OTHER INFORMATION
---------------------------
Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          See Exhibit Index.

     (b) No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ACCEPTANCE INSURANCE COMPANIES INC.


                              /s/ Kenneth C. Coon
August 15, 1995               ------------------------------
                              Kenneth C. Coon
                              Chief Executive Officer



                              /s/ Georgia M. Mace
August 15, 1995               ------------------------------
                              Georgia M. Mace
                              Treasurer and Chief Accounting
                                Officer

               ACCEPTANCE INSURANCE COMPANIES INC.
                  QUARTERLY REPORT ON FORM 10-Q
             FOR THE SIX MONTHS ENDED JUNE 30, 1995

                          EXHIBIT INDEX

NUMBER    EXHIBIT DESCRIPTION

3.(i)     Amendment to the Registrant's Restated Certificate of
          Incorporation.

10.1 $90,000,000 Credit Agreement By and Among the Registrant, NBD Bank, N.A., First National Bank of Omaha, FirsTier Bank, N.A., Comerica Bank, First Interstate Bank of Arizona and NBD Bank, N.A., As Agent, dated as of July 26, 1995.

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

11        Computation of Income per share.

27        Financial Data Schedule.

99.1      The Registrant's Amended 1992 Incentive Stock Option
          Plan.  Incorporated by reference to the Registrant's
          Proxy Statement filed on or about May 2, 1995.

99.2      The Registrant's Amended Employee Stock Purchase Plan.
          Incorporated by reference to the Registrant's Proxy
          Statement filed on or about April 29, 1994.

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