Form 10-Q/A
period 1995-06-30
ACCEPTANCE INSURANCE COMPANIES INC
filed 1995-08-17
CIK 74783

=================================================================

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                           FORM 10-Q/A-1
                       AMENDMENT NO. 1


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
                            ========  =======   =======  ========

4.   Insurance Premiums and Claims

     Insurance premiums written and earned by the Company's insurance subsidiaries for the three months and six months ended June 30, 1995 and 1994 are as follows (in thousands):

                            Three Months       Six Months
                         ------------------  ------------------
                           1995      1994      1995      1994
                         --------  --------  --------  --------
Direct premiums written  $110,799  $94,077   $213,099  $168,347
Assumed premiums written       80    5,246        545     6,395
Ceded premiums written    (43,917) (41,691)   (88,523)  (69,623)
                         --------  --------  --------  --------
Net premiums written     $ 66,962  $57,632   $125,121  $105,119
                         ========  ========  ========  ========
Direct premiums earned   $102,509  $81,705   $192,115  $144,487
Assumed premiums earned       609    5,256      1,798     6,159
Ceded premiums earned     (40,705) (40,245)   (80,224)  (65,952)
                         --------  --------  --------  --------
Net premiums earned      $ 62,413  $46,716   $113,689  $ 84,694
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
                                       =======        =======

     Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements as follows for the six months ended June 30, 1995
     (in thousands):

     Computed U.S. federal income taxes            $2,328
     Nondeductible amortization of goodwill and
       other intangibles                              269
     Tax-exempt interest income                      (437)
     Dividends received deduction                    (145)
     Other                                            158
                                                   ------
         Income taxes provided                     $2,173
                                                           ======

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


                              ACCEPTANCE INSURANCE COMPANIES INC.


                              /s/ Kenneth C. Coon
August 16, 1995               ------------------------------
                              Kenneth C. Coon
                              Chief Executive Officer



                              /s/ Georgia M. Mace
August 16, 1995               ------------------------------
                              Georgia M. Mace
                              Treasurer and Chief Accounting
                                Officer

               ACCEPTANCE INSURANCE COMPANIES INC.
                  QUARTERLY REPORT ON FORM 10-Q
             FOR THE SIX MONTHS ENDED JUNE 30, 1995

                          EXHIBIT INDEX

NUMBER    EXHIBIT DESCRIPTION


   3.(i)* Amendment to the Registrant's Restated Certificate of Incorporation.

   10.1* $90,000,000 Credit Agreement By and Among the Registrant, NBD Bank, N.A., First National Bank of Omaha, FirsTier Bank, N.A., Comerica Bank, First Interstate Bank of Arizona and NBD Bank, N.A., As Agent, dated as of July 26, 1995.

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

   11*         Computation of Income per share.

   27*         Financial Data Schedule.

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

   * Previously filed.