Form 10-Q
period 1995-09-30
ACCEPTANCE INSURANCE COMPANIES INC
filed 1995-11-15
CIK 74783

=================================================================
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549


FORM 10-Q


     [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1995

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

                     YES  XX             NO
                         -----             -----
The number of shares of each class of the Registrant's common stock outstanding on November 3, 1995 was:

Class of Common Stock               No. of Shares Outstanding
Common Stock, $.40 Par Value                 15,101,236

=================================================================

               ACCEPTANCE INSURANCE COMPANIES INC.

                            FORM 10-Q

TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements:

          Consolidated Balance Sheets
          September 30, 1995 (unaudited) and December 31, 1994
            (audited)

          Consolidated Statements of Operations (unaudited)
          Three Months and Nine Months Ended September 30, 1995
            and 1994

          Consolidated Statements of Cash Flows (unaudited)
          Nine Months Ended September 30, 1995 and 1994

          Notes to Interim Consolidated Financial Statements
            (unaudited)

     Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

     Signatures

PART I.   FINANCIAL INFORMATION
-------------------------------
Item 1.   Financial Statements

               ACCEPTANCE INSURANCE COMPANIES INC.
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                    September 30, December 31,
                                        1995          1994
                                    ------------- ------------
                                     (unaudited)    (audited)

ASSETS
Investments:
Fixed maturities available for sale    $228,830     $190,180
Marketable equity securities -
  preferred stock                        24,939        6,758
Marketable equity securities -
  common stock                           11,951        5,772
Mortgage loans and other investments      1,705        1,869
Real estate                               3,881        3,891
Short-term investments, at cost,
  which approximates market              74,379       56,273
                                       --------     --------
                                        345,685      264,743

Cash                                      2,707        9,339
Equity investment in Major
  Realty Corporation                      4,843        5,079
Receivables, net                        160,113       76,993
Reinsurance recoverable on unpaid
  loss and loss adjustment expenses     175,673       79,811
Prepaid reinsurance premiums             37,793       25,988
Property and equipment, net               5,102        4,572
Deferred policy acquisition costs        24,243       19,834
Excess of cost over acquired net
  assets                                 37,287       38,142
Deferred income tax                      10,350       13,025
Other assets                              6,107        5,561
                                       --------     --------
Total assets                           $809,903     $543,087
                                       ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss adjustment expenses    $368,514     $221,325
Unearned premiums                       124,294       97,170
Amounts payable to reinsurers            67,155       19,309
Accounts payable and accrued
  liabilities                            30,813       16,529
Bank borrowings                          49,000       29,000
                                       --------     --------
     Total liabilities                  639,776      383,333

Contingencies                              --           --

Stockholders' equity:
 Preferred stock, no par value,
  5,000,000 shares authorized,
  none issued                              --           --
 Common stock, $.40 par value,
  20,000,000 shares authorized;
  15,135,795 and 15,128,846
  shares issued                           6,055        6,052
  Capital in excess of par value        194,769      194,674
  Unrealized gain (loss) on
    available-for-sale securities,
    net of tax                           (1,951)     (13,705)
  Accumulated deficit                   (24,482)     (23,003)
                                       --------     --------
                                        174,391      164,018
Less:
Treasury stock, at cost, 35,559
  shares                                 (1,564)      (1,564)
Contingent stock, 240,000 shares         (2,700)      (2,700)
                                       --------     --------

Total stockholders' equity              170,127      159,754
                                       --------     --------
Total liabilities and stockholders'
  equity                               $809,903     $543,087
                                       ========     ========

       The accompanying notes are an integral part of the interim consolidated financial statements.

/TABLE

               ACCEPTANCE INSURANCE COMPANIES INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
           for the three months and nine months ended
                   September 30, 1995 and 1994
              (in thousands, except per share data)
                           (unaudited)

                               Three Months        Nine Months
                             ----------------  ------------------
                               1995     1994     1995      1994
                             -------  -------  --------  --------
Revenues:
Insurance premiums earned  $ 90,373  $63,425  $204,062  $148,119
Insurance agency
  commissions                   574      837     2,216     2,639
Net investment income         5,407    3,553    14,645     9,230
Net realized capital gains      779      101     1,812       499
                           --------  -------  --------  --------
                             97,133   67,916   222,735   160,487
                           --------  -------  --------  --------
Costs and expenses:
Cost of revenues:
Insurance losses and loss
  adjustment expenses        85,744   45,207   164,863   105,790
Insurance agency costs          615      755     2,067     2,422
Insurance underwriting
  expenses                   19,175   14,530    55,183    38,483
General and administrative
  expenses                      437      561     1,685     1,253
                           --------  -------  --------  --------
                            105,971   61,053   223,798   147,948
                           --------  -------  --------  --------
Operating profit (loss)      (8,838)   6,863    (1,063)   12,539
                           --------  -------  --------  --------

Other income (expense):
Interest expense               (563)    (461)   (1,607)   (1,160)
Share of net loss of
  investee                      (79)     (65)     (236)     (219)
Other, net                       (5)     (11)       76        34
                           --------  -------  --------  --------
                               (647)    (537)   (1,767)   (1,345)

Income (loss) before
  income taxes and
  minority interests         (9,485)   6,326    (2,830)   11,194
Income tax expense
  (benefit):
Current                        (344)   1,301     1,346     1,366
Deferred                     (3,180)  (1,301)  (2,697)    (3,501)

Minority interests in net
  income of consolidated
  subsidiaries                 --       --       --           80
                           --------  -------  --------   -------

Net income (loss)          $ (5,961) $ 6,326  $(1,479)  $ 13,249
                           ========  =======  =======   ========

Net income (loss) per
  share:
Primary                    $   (.40) $   .51  $  (.10)  $   1.12
                           ========  =======  =======   ========
Fully diluted              $   (.40) $   .50  $  (.10)  $   1.09
                           ========  =======  =======   ========


       The accompanying notes are an integral part of the interim consolidated financial statements.

/TABLE

               ACCEPTANCE INSURANCE COMPANIES INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
      for the nine months ended September 30, 1995 and 1994
                         (in thousands)
                           (unaudited)

                                              1995       1994
                                           ---------   --------
Cash flows from operating activities:
Net income (loss)                          $  (1,479)   $13,249
Net adjustment to reconcile net income
  (loss) to net cash provided by
  operating activities                        38,846     35,785
                                           ---------    -------
Net cash provided by operating activities     37,367     49,034
                                           ---------    -------
Cash flows from investing activities:
Proceeds from sales of investments              --          641
Proceeds from sales of investments
  available for sale                          82,527     22,151
Proceeds from maturities of investments       38,228      6,545
Proceeds from maturities of investments
  available for sale                           8,126     13,828
Purchases of investments                     (41,092)   (29,508)
Purchases of investments available for
  sale                                      (134,087)   (57,285)
Purchases of property and equipment           (1,748)    (1,172)
                                           ---------    -------

Net cash used for investing activities       (48,046)   (44,800)
                                           ---------    -------
Cash flows from financing activities:
Repayments of bank borrowing                    --      (18,597)
Proceeds from bank borrowings                 20,000     29,000
Repayments of other borrowings                  --         (354)
Minority interests                              --            7
Proceeds from issuance of common stock            98        236
Other                                           --         (340)
                                           ---------    -------
Net cash provided by financing activities     20,098      9,952
                                           ---------    -------
Net increase in cash and
  short-term investments                       9,419     14,186
Cash and short-term investments at
  beginning of period                         50,236     17,561
                                           ---------    -------
Cash and short-term investments at end
  of period                                $  59,655    $31,747
                                           =========    =======

Supplemental disclosure of cash
  flow information:
Cash paid during the period for interest   $   1,404    $ 1,018
                                           =========    =======
Cash paid during the period for income
  taxes                                    $   4,253    $    78
                                           =========    =======
Non-cash financing activities:
  Issuance of common stock for merger
  with Statewide                           $    --      $ 3,100
                                           =========    =======

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


     Management's Opinion

     The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company's financial position as of September 30, 1995 and December 31, 1994, and the results of operations for the three months and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994.

     Statements of Cash Flows

     The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of September 30, 1995 approximately $17,431,000 of short-term investments had a maturity date at acquisition of greater than three months.

     Recent Statements of Financial Accounting Standards

     On January 1, 1995 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114 and 118, "Accounting by Creditors for Impairment of a Loan." As of January 1, 1995 and September 30, 1995 the Company has no material loans that are considered impaired. Accordingly, the adoption of SFAS No. 114 and 118 had no effect on the Company's financial statements.

     Reclassifications

     Certain prior year accounts have been reclassified to conform with current period presentation.

2.   Per Share Data:

     Primary and fully diluted earnings per share are based on the weighted average shares outstanding of approximately 14.9 million and 15.1 million, respectively, for the three months ended September 30, 1995 and approximately 13.5 million and
     13.7 million, respectively, for the three months ended September 30, 1994. Primary earnings per share and fully diluted earning per share are based on the weighted average shares outstanding of approximately 14.9 million and 15.1 million, respectively, for the nine months ended September 30, 1995 and approximately 13.4 million and 13.6 million, respectively, for the nine months ended September 30, 1994. Included in weighted average shares outstanding in 1994 is the assumed exercise of all outstanding options and warrants utilizing the modified treasury stock method, since average outstanding options and warrants during the period exceeded 20% of the outstanding stock. Under this method, appropriate adjustment to net income is made to reflect the assumed use of the proceeds of the exercise.

3.   Investments:

     The amortized cost and related market values of debt and equity securities in the accompanying balance sheets are as follows (in thousands):

                                       Gross     Gross
                           Amortized Unrealized Unrealized Market
                             Cost     Gains     Losses     Value
                           --------- ---------  ---------- ------
September 30, 1995:
Fixed maturities available
  for sale:
U.S. Treasury and
  government securities      $ 62,664 $    533  $    133 $ 63,064
States, municipalities and
  political subdivisions       70,402    1,154       371   71,185
Mortgage-backed securities     73,587      338     6,757   67,168
Other debt securities          27,075      762       424   27,413
                             -------- --------  -------- --------
                             $233,728 $  2,787  $  7,685 $228,830
                             ======== ========  ======== ========
Marketable equity
  securities - preferred
  stock                      $ 25,008 $    377  $    446 $ 24,939
                             ======== ========  ======== ========

Marketable equity
  securities - common
  stock                      $  9,987 $  2,455  $    491 $ 11,951
                             ======== ========  ======== ========

December 31, 1994:
Fixed maturities available
  for sale:
U.S. Treasury and
  government securities      $ 68,308 $      4  $  2,225 $ 66,087
States, municipalities and
  political subdivisions       39,544        8     1,957   37,595
Mortgage-backed securities     73,024     --      13,949   59,075
Other debt securities          28,199      100       876   27,423
                             -------- --------  -------- --------
                             $209,075 $    112  $ 19,007 $190,180
                             ======== ========  ======== ========
Marketable equity
  securities - preferred
  stock                      $  7,803 $      4  $  1,049 $  6,758
                             ======== ========  ======== ========
Marketable equity
  securities - common
  stock                      $  5,960 $    530  $    718 $  5,772
                             ======== ========  ======== ========

/TABLE

4.   Insurance Premiums and Claims

     Insurance premiums written and earned by the Company's insurance subsidiaries for the three months and nine months ended September 30, 1995 and 1994 are as follows (in thousands):

                             Three Months           Nine Months
                         ------------------   -------------------
                           1995       1994      1995       1994
                       --------   --------   --------  ----------
Direct premiums written  $205,982  $168,170   $419,081  $336,517
Assumed premiums written   12,343    18,235     12,888    24,630
Ceded premiums written   (124,065) (117,792)  (212,588) (187,415)
                         --------  --------   --------  --------
Net premiums written     $ 94,260  $ 68,613   $219,381  $173,732
                         ========  ========   ========  ========


Direct premiums earned   $200,355  $160,549   $392,470  $305,036
Assumed premiums earned    10,577    18,401     12,375    24,560
Ceded premiums earned    (120,559) (115,525)  (200,783) (181,477)
                         ========  ========   ========  ========

Net premiums earned      $ 90,373  $ 63,425   $204,062  $148,119
                         ========  ========   ========  ========


     Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $140,754,000 and $53,416,000 for the three months ended September 30, 1995 and 1994, respectively. Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $219,584,000 and $101,378,000 for the nine months ended September 30, 1995 and 1994, respectively.

5.   Bank Borrowings, Term Debt and Other Borrowings:

     The Company's borrowing arrangements with its bank lenders as of September 30, 1995 provide a $75 million three year revolving line of credit which, with the consent of the banks, can be renewed annually for three years, and a $15 million line of credit with a maturity of the earlier of July 1997 or one year from the date of the borrowing. Further, the Company will select its interest rate as either the prime rate or LIBOR plus a margin of .75% to 1.5% and 1.5% to 2.25% for the $75 million revolving line of credit and $15 million line of credit, respectively, depending on the Company's debt to equity ratio. Interest will be payable quarterly. The Company borrowed $20 million on September 29, 1995 of which the proceeds were contributed to the capital of one of the insurance subsidiaries. On September 30, 1995 the Company had elected LIBOR plus .75% or a weighted average rate of 6.69%. On September 30, 1995, the Company had $49 million outstanding under this arrangement.

6.   Income Taxes:

     As of September 30, 1995, management believes it is more likely than not that the Company will realize a portion of the deferred tax asset. The valuation allowance at September 30, 1995 primarily relates to capital loss items whose realization is uncertain. The net deferred tax asset is as follows (in thousands):


                                       September 30,  December 31,
                                            1995          1994
                                       -------------  ------------
Unpaid losses and loss adjustment
  expenses                                   9,670         7,263
Unearned premiums                            6,055         4,840
Allowances for doubtful accounts               916           449

Other                                        2,146         1,599
Unrealized loss on marketable
  equity securities                           --             419
Unrealized loss on fixed maturities
  available for sale                         1,714         6,424
Major Realty basis difference                7,939         7,632
                                           -------       -------
     Deferred tax asset                     28,440        28,626

Deferred policy acquisition costs           (8,485)       (6,744)
Other                                         (886)         (681)
Unrealized gain on marketable
  equity securities                           (663)         --
                                           -------       -------

     Deferred tax liability                (10,034)       (7,425)
                                           -------       -------
                                            18,406        21,201
Valuation allowance                         (8,056)       (8,176)
                                           -------       -------
     Net deferred tax asset                $10,350       $13,025
                                           =======       =======

     Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements as follows for the nine months ended September 30, 1995 (in thousands):

Computed U.S. federal income taxes                   $  (990)
Nondeductible amortization of goodwill and
  other intangibles                                      404
Tax-exempt interest income                              (752)
Dividends received deduction                            (257)
Other                                                    244
                                                     -------
  Income taxes provided                              $(1,351)
                                                     =======

PART 1.
-------
ITEM 2.

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

RESULTS OF OPERATIONS

Three months and nine months ended September 30, 1995
Compared to three months and nine months ended September 30, 1994

The Company's net income for the three months ended September 30, 1995 decreased $12.3 million from the same period in 1994, while the net income for nine months decreased by $14.7 million as compared to the first nine months of 1994. The principal factor effecting this decline was the Company's decision to strengthen its estimate of loss reserves for prior years, resulting in a charge to earnings of $17.5 million, or $11.3 million on an after-tax basis, in the third quarter of 1995. In addition, with the Company's increase in its estimates for ultimate loss ratios for prior years, the Company also increased its expected ultimate loss ratios for the 1995 accident year. These negative effects were partially offset by an increase in the Company's investment income as well as positive results in the Company's crop insurance division.

The Company began a comprehensive review of its claim handling practices during the second half of 1993. As a result of this review, the Company implemented new standards and procedures designed to create case loss reserve adequacy as soon as possible, reduce loss adjustment expense and shorten the life span of open claims. These new procedures and standards were implemented during 1994, and resulted in new assumptions regarding the development of the Company's loss reserves. While the Company believes that these steps will ultimately benefit the Company's historical loss development patterns, the Company began to notice deviations from the loss development patterns expected at December 31, 1994 during the second quarter of 1995. The Company noted in the second quarter a deterioration in the loss ratio of its commercial automobile business principally attributable to a deviation from predicted development patterns for losses for the 1994 year. This trend continued in the third quarter of 1995, and while the noted deterioration was principally in the automobile line, the Company believed that similar deviations might appear in subsequent years in other lines of business which developed more slowly than automobile, and thus the Company chose in the third quarter to evaluate all major liability lines of business. The $17.5 million increase in reserves for 1994 and prior year losses were as follows by year and line of business.

                       Lines of Business

                        (in millions)

                     Other
Accident   Auto     Liability            Workers
Year     Liability   & CMP    Products     Comp.   Other   Total
-------- ---------  --------- --------   -------   -----   -----

1994        4.8        2.3       .1       1.2      --         8.4
1993        1.4         .7      1.2        .9      .2         4.4
1992         .2        2.7       .3        .8      .1         4.1
1991 &
  Prior     --          .3       .1        .2      --          .6
            ---        ---      ---       ---      ---       ----

Total       6.4        6.0      1.7       3.1      .3        17.5


After the Company completed its review of prior year losses, the new development pattern assumptions were used to estimate ultimate losses for the current 1995 accident year. These new assumptions led to an increase in the Company's loss ratio excluding crop business for the 1995 accident year from 64% for the first six months of 1995 to 70% for the first nine months of 1995. For the three months ended September 30, 1995, the Company recorded a 75.6% loss and loss adjustment expense ratio, excluding the $17.5 million charge for prior year loss strengthening, as compared to 71.3% for the same period during 1994. The higher loss ratio in 1995 is attributed primarily to the reassessment of the 1995 accident year loss ratio during the third quarter of the current year. For the nine months ended September 30, 1995, the Company's loss and loss adjustment expense ratio was 69.9%, exclusive of $22.3 million in charges for prior year loss strengthening, as compared to 71.4% for the nine months ended September 30, 1994. This decrease in loss ratio for the nine months can be attributed primarily to a decrease in the Company's loss ratio in its crop hail business.

The Company's operating profit or loss from its crop insurance operations are generally recognized in the quarters ending September 30 and December 31 as the majority of the insured crops are harvested. Each crop season is somewhat unique, and therefore, the amount of profit or loss recorded in each quarter will vary from year to year as the time of the harvest varies. The Company's net income was favorably impacted during the nine months ended September 30, 1995 from its crop insurance operations.

The Company has two major divisions in its crop insurance products, crop hail insurance, and Federal MPCI crop insurance. The Company's crop hail insurance results for the nine months ended September 30, 1995 improved dramatically over the Company's experience for the same nine months of 1994. During 1995, the crop hail business produced underwriting earnings of $1.4 million on $35.8 million of net earned premium. During the same period in 1994, the Company experienced a loss of $6.5 million on $21.3 million of net earned premium.

The Company's MPCI business contributed $10.3 million in pre-tax income for the nine months ended September 30, 1995 as compared to $11.1 million pre-tax income for the nine months ended September 30, 1994. This decrease in profitability was due primarily to a much more difficult growing season during 1995 than in 1994. In the upper Midwest where the Company retains the majority of its MPCI exposure, the 1995 growing season was effected by a wet spring causing delayed planting, followed by a period of hot weather which stressed the newly emerging crops and an early frost in September. In contrast, the 1994 growing season in the upper Midwest was nearly perfect resulting in record crop yields. While the growing conditions in 1995 were not as favorable as they were in 1994, the Company benefitted from an increased retained pool upon which it is paid its profit sharing, increasing from approximately $77 million in 1994 to $105 million in 1995. While the final results of the MPCI program will not be known until the end of the fourth quarter, it is anticipated that the Company may experience further gains in the fourth quarter if the harvest proceeds in the current fashion.

The Company's investment income increased 52.2% and 58.7%, respectively, in the three and nine months ended September 30, 1995 from the same three and nine months periods during 1994.
The increase in investment income was attributable to both an increase in the average size of the investment portfolio as well as an increase in yields during the three and nine months ended September 30, 1995 as compared to similar periods in the prior year. For the three months ended September 30, 1995, the average size of the investment portfolio was $329.7 million compared to $229.2 million for the three months ended September 30, 1994.
For the nine month period, the average size of the investment portfolio was $311.8 million for the period ended September 30, 1995 as compared to $207.0 million for the period ended September 30, 1994. In addition, the average pre-tax yield on this portfolio increased from 6.2% and 5.9% for the three and nine months ended September 30, 1994 to 6.6% and 6.3% for the three and nine months ended September 30, 1995. The size of the investment portfolio increased from both positive cash flows and approximately $53.4 million in proceeds from the exercise of warrants in December of 1994. Investment yields increased as the overall interest rate environment during the first nine months of 1995 was higher than the interest rate environment in the similar period during 1994.

The Company's income from realized capital gains also increased in the three and nine months ended September 30, 1995 when compared to similar periods a year earlier. These increases resulted primarily from favorable changes in the interest rate environment as well as positive trends in the stock market, both of which allowed the Company to realize gains in its investment portfolio.

The Company's expense ratio showed little change during the three and nine months ended September 30, 1995 as compared to the similar periods in 1994. For the quarter ended September 30, 1995, the Company's expense ratio decreased to 21.2% as compared to 22.9% in the same period during 1994. This decrease was mainly attributable to the Company's deferral of operating expense margins in its crop insurance lines from the second quarter of 1995 to the third quarter of 1995. In 1995, problems arising out of delayed planting issues resulted in changing rules under the new Federal MPCI program, and therefore, the Company could not estimate any operating expense margins under the program in the second quarter of 1995. During 1994, no such delays occurred, and therefore, expense margins were primarily realized in the second quarter. For the nine months ended September 30, 1995, the Company's expense ratio was 27.0% as compared to 26.0% in the same period during 1994. This increase in the expense ratio was principally attributable to an increase in the Company's expense ratio for its property and casualty products associated with development costs for new programs during the 1995 year. While property and casualty division expenses were higher for the first nine months of 1995 as compared to the same period in 1994, the third quarter of 1995 did see a decrease (in the underwriting expenses of the property and casualty division) from the second quarter of 1995 of 2.1%.

The Company's net income was impacted by income tax benefits of $1.4 million and $3.5 million during the nine months and three months ended September 30, 1995 and $2.1 million for the nine months ended September 30, 1994. The benefit in the nine months ended September 30, 1994 resulted primarily from the Company meeting the realizability test under SFAS NO. 109, "Accounting for Income Taxes." The Company had recorded pre-tax losses from 1989 through 1992 and although the circumstances that generated these losses were not indicative of operating income, management was uncertain of future earnings and recorded the related valuation allowance account. At June 30, 1994 the Company had reported several consecutive quarters of pre-tax earnings and management believed it was more likely than not that the Company would realize a portion of the deferred tax asset. The deferred tax benefit of $2.1 million recognized during the nine months ended September 30, 1994 related to the portion of the deferred tax asset that was estimated to be realized in future years.

The income tax benefits in the current year are primarily the result of the Company's pre-tax losses of $2.8 million and $9.5 million for the nine months and three months ended September 30,
1995, respectively.   These losses resulted primarily from
reserve strengthening for prior accident years as described previously and thus management continues to believe it is more likely than not that the Company will realize a portion of the deferred tax asset.

Recent Statement of Financial Accounting Standards

On January 1, 1995 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114 and 118, "Accounting by Creditors for Impairment of a Loan." As of January 1, 1995 and September 30, 1995 the Company has no material loans that are considered impaired. Accordingly, the adoption of SFAS No. 114 and 118 had no effect on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has included a discussion of the liquidity and capital resources requirements of the Company and the Company's insurance subsidiaries.

The Company - Parent Only

As an insurance holding company, the Company's assets consist primarily of the capital stock of its subsidiaries, surplus notes issued by one of its insurance company subsidiaries and investments held at the holding company level. The Company's primary sources of liquidity are dividends and other distributions from subsidiaries, interest payments on the surplus notes, tax sharing payments from its subsidiaries and net investment income from, and proceeds from the sale of, holding company investments. The Company's liquidity needs are primarily to service debt, pay operating expenses and taxes and make investment in subsidiaries.

Dividends from the insurance subsidiaries of the company are regulated by the state regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to parent companies to certain statutorily approved limits. As of September 30, 1995, the statutory limitations on dividends from the insurance company subsidiaries to the parent without further insurance department approval were approximately $6.0 million. In addition to dividends, the parent company receives additional liquidity from cash flows from agency and claims service operations of its noninsurance company subsidiaries.

The Company currently holds two surplus notes issued by one of its insurance company subsidiaries in the amount of $20.0 million each, for a total of $40.0 million. Each note bears interest at the rate of 9% per annum, payable quarterly. Although repayment of all or part of the principal of these surplus notes requires prior insurance department approval, no prior approval of interest payments is currently required.

At September 30, 1995, the Company held approximately $4.7 million of cash and investments available to meet liquidity needs.

The Company is also party to a Revolving Credit Facility with a group of bank lenders which is secured by substantially all of the Company's assets. At June 30, 1995 the maximum amount which might have been borrowed under the facility was $35.0 million.
On July 26, 1995 the Company closed a new facility under which the Company's maximum borrowing limit was increased to $90 million. Generally, the new agreement provides for a $75 million three year revolving line of credit which, with the consent of the banks, can be renewed annually for three years, and a $15 million line of credit with a maturity of the earlier of July 1997 or one year from the date of borrowing. Further, the Company will select its interest rate at either the Prime rate or LIBOR plus a margin of .75% to 1.5% and 1.5% to 2.25% for the $75 million revolving line of credit and $15 million line of credit, respectively, depending on the Company's debt to equity ratio.

As of September 30, 1995 the Company had $49 million outstanding under its bank facility. All of the borrowings are currently at 0.75% over LIBOR.

The $90 million facility is being utilized primarily to capitalize the Company's insurance company subsidiaries. Due to the loss in the most recent quarter resulting from a charge to earnings to strengthen prior year loss reserves, the Company believes that further borrowings under the facility may be required in the fourth quarter of 1995.

Insurance Companies

The principal liquidity needs of the insurance companies are to fund losses and loss adjustment expense payments, to pay underwriting expenses including commissions to agents, to pay interest under the surplus notes described above and to make tax payments. Available sources for these requirements are premiums received and cash flows from investment activities. Together, these sources historically have been adequate to meet the described requirements on a timely basis. The Company monitors the cash flows of its insurance company subsidiaries and attempts to maintain sufficient cash to meet current operating expenses and to structure its investment portfolio at a duration which approximates the estimated cash requirements for the payment of loss and loss adjustment expense.

Changes in Financial Condition

The Company's stockholders' equity increased by approximately $10.4 million at September 30, 1995 as compared to December 31, 1994. Principal components of this increase in equity were a net loss of $1.5 million generated during the first nine months of 1995 and a decrease in the unrealized loss, net of tax, in the Company's available for sale securities from $13.7 million at December 31, 1994 to $2.0 million at September 30, 1995.

The NAIC has released its Risk Based Capital (RBC) formula for property and casualty insurance companies. The Company's insurance company subsidiaries have reviewed and applied this RBC formula for the 1994 year and have exceeded the requirements of such formula.

Consolidated Cash Flow

Cash flows from operating activities were $37.4 million for the nine months ended September 30, 1995, providing adequate capital to meet all of the Company's cash needs.

Cash flows for the Company's MPCI and crop hail businesses differ in certain respects from cash flows associated with more traditional property and casualty lines. MPCI premiums are not received from farmers until the covered crops are harvested, and when received are promptly remitted by the Company in full to the government. Covered losses are paid by the Company during the growing season as incurred, with such expenditures reimbursed by the government within three business days. Policy acquisition and administration expenses are paid by the Company as incurred during the year. The Company periodically throughout the year receives a payment in reimbursement of its policy administration expenses.

In the crop hail insurance business, premiums are generally not received until after the harvest, while losses and other expenses are paid throughout the year.

Inflation

The Company does not believe that inflation has had a material impact on its financial condition or the results of operation.

               ACCEPTANCE INSURANCE COMPANIES INC.

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


                              ACCEPTANCE INSURANCE COMPANIES INC.



November 14, 1995             /s/  KENNETH C. COON
                              -----------------------------------
                              Kenneth C. Coon
                              Chief Executive Officer



November 14, 1995             /s/   GEORGIA M. MACE
                              -----------------------------------
                              Georgia M. Mace
                              Treasurer and Chief Accounting
                                Officer

               ACCEPTANCE INSURANCE COMPANIES INC.
                  QUARTERLY REPORT ON FORM 10-Q
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

                          EXHIBIT INDEX

NUMBER    EXHIBIT DESCRIPTION


3.(i)     Amendment to the Registrant's Restated Certificate of
          Incorporation.  Incorporated by reference to Exhibit
          3.(i) to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

10.1 $90,000,000 Credit Agreement By and Among the Registrant, NBD Bank, N.A., First National Bank of Omaha, FirsTier Bank, N.A., Comerica Bank, First Interstate Bank of Arizona and NBD Bank, N.A., As Agent, dated as of July 26, 1995. Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

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