Form 10-K/A
period 1994-12-31
ACCEPTANCE INSURANCE COMPANIES INC
filed 1995-12-20
CIK 74783

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------


                                 FORM 10-K/A-1


                                AMENDMENT NO. 1


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                               OF 1934 [FEE REQUIRED]

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

             TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
         COMMON STOCK $.40 PAR VALUE                  NEW YORK STOCK EXCHANGE, INC.

        Securities Registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the Registrant's voting stock held by non-affiliates (10,252,593 shares) on March 29, 1995 was $153,788,895.

     The number of shares of each class of the Registrant's common stock outstanding on March 17, 1995 was:

            CLASS OF COMMON STOCK                       NO. OF SHARES OUTSTANDING
--------------------------------------------------------------------------------------------
         COMMON STOCK, $.40 PAR VALUE                           15,093,819

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1995 Annual Meeting of Shareholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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


     Case Reserve: The estimated liability for loss established by a claims examiner for a reported claim.


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

                                     PART I

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

     The Company expanded its business through internal growth and through acquisitions. The Company regularly explores opportunities, including through acquisition, where it believes it can achieve profitable results, often by taking advantage of capacity shortages or other dislocations in the market. The Company's most significant recent acquisition was its purchase in July 1993 of The Redland Group, Inc. ("Redland"), a leading writer of multi-peril crop insurance and of crop hail insurance.

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


     On October 13, 1994, Congress expanded the MPCI program by enacting the Reform Act. In order to encourage farmers to participate in the MPCI program and thereby reduce dependence on traditional disaster relief measures, the Reform Act establishes a new minimum level of MPCI coverage ("Basic Coverage"), which farmers may purchase upon payment of a minimal fixed administrative fee instead of any premium. Basic Coverage insures 50% of historic crop yield at 60% of the CFSA-set crop price per bushel. Basic Coverage can be obtained from private insurers such as the Company or from USDA field offices. If a significant number of the Company's insureds under the MPCI program elect to obtain only this Basic Coverage, the Company could be adversely affected. Moreover, the Reform Act also reduces the expense reimbursement rate payable to the Company for its costs of servicing MPCI policies that exceed the Basic Coverage (such policies, "Buy-up Coverage") for the 1997, 1998 and 1999 crop years to 29%, 28%, and 27.5%, respectively, of the MPCI Premium serviced, a decrease from the 31% level established for the 1995 and 1996 crop years. Although the Reform Act directs the CFSA to alter program procedures and administrative requirements so that the administrative and operating costs of private insurance companies participating in the MPCI program will be reduced in an amount that corresponds to the reduction in the expense reimbursement rate, there can be no assurance that the Company's actual costs will not exceed the expense reimbursement rate.



     Total MPCI Premium for each farmer depends upon the type of crops grown, acreage planted and other factors determined by the CFSA. Each year, the CFSA sets, by crop, the maximum per bushel commodity price ("Price Selection") to be used in computing MPCI Premiums. Any reduction of the Price Selection by the CFSA will reduce the MPCI Premium charged per policy, and accordingly will adversely impact MPCI Premium volume. For example, for 1995, the CFSA has determined that, because of strong crop production in 1994, the per bushel price for corn, one of the most commonly-insured crops for the Company, will be reduced to $2.25 from $2.40 for 1994.



     An additional factor which may adversely impact participation by farmers in the MPCI program is a potential decrease in the budget of the federal government. Congress is currently reviewing all areas of federal spending, and in this connection is expected to consider in 1995 a renewal of, and possible revisions to, the five-year federal farm bill which expires in 1995.


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

  ADMINISTRATIVE PAYMENTS


     Buy-up Coverage. The Company receives an administrative payment from the CFSA for writing and administering Buy-up Coverage policies. These payments provide funds to compensate the Company for its expenses, including agents' commissions and the costs of administering policies and adjusting claims. In 1994, the Company earned approximately $40.2 million in administrative payments based on 31% of the MPCI Premium. In 1995 and 1996, this payment has also been set at 31% of the MPCI Premium, but is scheduled to be reduced to 29% in 1997, 28% in 1998, and 27.5% in 1999.


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

                                                             YEARS ENDED DECEMBER 31,
                  ---------------------------------------------------------------------------------------------------------------
                   1984      1985      1986      1987      1988      1989      1990       1991       1992       1993       1994
                  -------   -------   -------   -------   -------   -------   -------   --------   --------   --------   --------
                                                                  (IN THOUSANDS)
Net reserves for
  unpaid losses
  and loss
  adjustment
  expenses......  $ 2,764   $ 7,894   $17,373   $27,730   $34,092   $43,380   $58,439   $ 66,132   $ 77,627   $115,714   $141,514
Cumulative
  amount of net
  liability paid
  through:
  One year
    later.......    2,475     3,857     5,641     8,490    10,413    13,026    23,737     30,202     28,008     56,776
  Two years
    later.......    4,510     6,408    10,955    15,710    17,765    25,790    41,391     47,803     57,140
  Three years
    later.......    5,463     8,609    14,721    20,207    23,436    33,005    51,703     63,862
  Four years
    later.......    6,193     9,868    16,229    22,691    26,254    36,676    59,125
  Five years
    later.......    6,514     9,970    17,385    23,486    27,802    38,677
  Six years
    later.......    6,563    10,123    17,464    24,153    29,087
  Seven years
    later.......    6,658    10,113    17,521    24,449
  Eight years
    later.......    6,624    10,137    17,751
  Nine years
    later.......    6,652    10,167
  Ten years
    later.......    6,652
Net reserves
  reestimated as
  of:
  One year
    later.......    5,221     8,720    17,260    26,778    33,360    42,969    58,637     68,479     80,182    120,784
  Two years
    later.......    6,020     9,490    18,196    27,066    31,482    41,307    59,775     72,712     85,160
  Three years
    later.......    6,378    10,589    18,648    25,326    29,761    39,670    62,752     77,305
  Four years
    later.......    6,775    10,606    17,894    24,885    28,936    40,132    64,715
  Five years
    later.......    6,647    10,224    17,996    24,431    29,081    40,790
  Six years
    later.......    6,618    10,256    17,802    24,619    29,516
  Seven years
    later.......    6,686    10,183    17,845    24,651
  Eight years
    later.......    6,663    10,179    17,890
  Nine years
    later.......    6,674    10,233
  Ten years
    later.......    6,662
Net cumulative
  redundancy
  (deficiency)(1)... $(3,898) $(2,339) $  (517) $ 3,079   $ 4,576   $ 2,590   $(6,276)  $(11,173)  $ (7,533)  $ (5,070)
Gross reserves
  for unpaid
  loss and loss
  adjustment
  expenses......                                                                                   $127,666   $211,600   $221,325
Reinsurance
  recoverable on
  unpaid loss
  and loss
  adjustment
  expenses......                                                                                     50,039     95,886     79,811
                                                                                                   --------   --------   --------
Net reserves for
  unpaid loss
  and loss
  adjustment
  expenses......                                                                                     77,627    115,714   $141,514
                                                                                                                         ========
Reestimated
  gross reserves
  for unpaid
  loss and loss
  adjustment
  expenses......                                                                                    129,950    220,244
Reestimated
  reinsurance
  recoverable on
  unpaid
  loss and loss
  adjustment
  expenses......                                                                                     44,790     99,460
                                                                                                   --------   --------
Reestimated net
  reserves for
  unpaid loss
  and loss
  adjustment
  expenses......                                                                                     85,160    120,784
                                                                                                   --------   --------
Gross cumulative
  deficiency....                                                                                   $ (2,284)  $ (8,644)
                                                                                                   ========   ========

-------------------------

(1) Cumulative deficiencies appearing in the Company's reserve estimates for years 1990 through 1993 principally resulted from adverse loss and loss adjustment expense development occurring in the 1990 and 1991 accident years in its general liability and commercial multi-peril lines of business, and to a lesser extent its workers' compensation and liquor liability lines. The actual experience of these lines differed from the historical patterns causing the deficiencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year Ended December 31, 1994 Compared To Year Ended December 31, 1993".

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

                                                                            YEAR ENDED DECEMBER 31, 1994
                                                                   ----------------------------------------------
                                                                     OUTSTANDING      REINSURANCE
                                                                     REINSURANCE       PREMIUMS      A.M. BEST'S
                       DOMESTIC REINSURER                           RECOVERABLES         CEDED       1993 RATING
----------------------------------------------------------------   ---------------    -----------    ------------
                                                                                   (IN THOUSANDS)
Consolidated Farm Service Agency................................      $  35,515         $92,744      Government
Constitution Reinsurance Corporation............................         15,607          18,113      A+
Reliance Reinsurance Corporation................................          6,955          14,223      A-
Re Capital Reinsurance Company..................................          6,803           5,379      A
Cologne Reinsurance Company of America..........................          5,755              42      A+
Skandia America Reinsurance Corporation.........................          5,113           6,116      A
PMA Reinsurance Corporation.....................................          4,704           4,952      A+
Signet Star Reinsurance Corporation.............................          4,659           2,358      A
                                                                   ---------------
    Subtotal....................................................         85,111
                                                                   ---------------
    Other Reinsurance Recoverables from Domestic Reinsurers
      Rated A- or Better by A.M. Best...........................         19,178
                                                                   ---------------
    Total Outstanding Reinsurance recoverables from Domestic
      Reinsurers Rated A- or Better by A.M. Best................      $ 104,289
    Total Outstanding Reinsurance Recoverables
      from Domestic Reinsurers..................................      $ 106,000
                                                                   ---------------
    Percentage of Total Outstanding Domestic Reinsurance
      Recoverables from Reinsurers which are Rated A- or
      Better....................................................             98%
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

     The following table sets forth, as of December 31, 1994, the composition of the Company's fixed maturity securities portfolio by time to maturity.

                                                                         CARRYING
                                 MATURITY:                                VALUE     PERCENT
                                 --------                                --------   -------
                                                                           (IN THOUSANDS,
                                                                               EXCEPT
                                                                            PERCENTAGES)
    1 year or less.....................................................  $  5,713      3.0%
    More than 1 year through 5 years...................................    72,909     38.3
    More than 5 years through 10 years.................................    22,050     11.6
    More than 10 years.................................................    30,433     16.0
    Collateral backed securities.......................................    59,075     31.1
                                                                         --------   -------
              Total....................................................  $190,180    100.0%
                                                                         ========    =====

     The following table sets forth, as of December 31, 1994, the ratings assigned to the Company's fixed maturity securities.

                                                                         CARRYING
                                RATING:(1)                                VALUE     PERCENT
                                ----------                               --------   -------
                                                                           (IN THOUSANDS,
                                                                               EXCEPT
                                                                            PERCENTAGES)
    Aaa................................................................  $156,399     82.3%
    Aa.................................................................     6,847      3.6
    A..................................................................    20,221     10.6
    Baa................................................................     3,807      2.0
    Below investment grade.............................................     2,906      1.5
                                                                         --------   -------
              Total....................................................  $190,180    100.0%
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

                                                                                              CARRYING
TYPE OF CMO                                                PAR VALUE(1)   AMORTIZED COST(1)    VALUE
-----------                                                -----------    -----------------   --------
                                                                          (IN THOUSANDS)
Fixed coupon.............................................     $18,547          $18,795         $17,581
Floating rate(2).........................................      18,460           18,354          17,838
Inverse floating rate(2).................................      38,037           35,875          23,656
                                                              -------          -------         -------
          Total CMOs(3)..................................     $75,044          $73,024         $59,075
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


     For the year ended December 31, 1994, Redland Insurance was outside the normal range specified by IRIS in four out of the twelve IRIS ratios. Of these four ratios, two of them, change in surplus and change in net writings, reflect positive results due to contributions of $24 million to the surplus of Redland Insurance by its parent and the crop business written by Redland Insurance. The other two ratios, the investment yield ratio and the two-year reserve development to surplus ratio were out of the normal range because of, respectively, the short-term investments held by Redland Insurance due to the short-term nature of crop business, and reserve adjustments made in 1993, prior to the acquisition of Redland by the Company, at Redland Insurance for accident years 1992 and prior.


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

ITEM 2. PROPERTIES.

     The following table sets forth certain information regarding the principal properties of the Company.

        LOCATION                               GENERAL CHARACTER         SIZE         LEASED/OWNED
        --------                               -----------------         ----         ------------
        Omaha, NE...........................         Office         44,000 sq. ft.       Leased(1)
        Council Bluffs, IA..................         Office         63,000 sq. ft.       Leased(1)
        Burlington, NC......................         Office         15,000 sq. ft.       Leased(1)
        Phoenix, AZ.........................         Office         33,000 sq. ft.       Leased(1)
        Scottsdale, AZ......................         Office         11,000 sq. ft.       Leased(1)

-------------------------
(1) The range of expiration dates for these leases is November 30, 2001 (Omaha), June 30, 1997 (Council Bluffs), February 1, 1996 (Burlington), February 21, 2000 (Phoenix), and December, 1998 (Scottsdale).

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

                                                                          HIGH    LOW
                                                                          ----    ----
        Year Ended December 31, 1993
          First Quarter................................................   $13 1/4 $ 8 1/4
          Second Quarter...............................................    14 1/8  12
          Third Quarter................................................    15 1/4  12 1/2
          Fourth Quarter...............................................    15 5/8  11 1/4
        Year Ended December 31, 1994
          First Quarter................................................    13 3/4  11 1/8
          Second Quarter...............................................    13 5/8  11 3/8
          Third Quarter................................................    15 1/8  12 3/4
          Fourth Quarter...............................................    18      12 5/8
        Year Ending December 31, 1995
          First Quarter
             (through March 29, 1995)..................................    16 5/8  14 1/8

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

ITEM 6. SELECTED FINANCIAL DATA


     The following table sets forth certain selected consolidated financial data and should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The "Income Statement Data" and "Balance Sheet Data" has been derived from the audited Consolidated Financial Statements of the Company and its subsidiaries. The information set forth below with respect to insurance operations does not present information for Acceptance Insurance operations for periods prior to its acquisition by the Company in April 1990.


                                                                                              FOUR MONTHS
                                                    YEARS ENDED DECEMBER 31,                     ENDED       YEAR ENDED
                                        -------------------------------------------------     DECEMBER 31,   AUGUST 31,
                                        1994(1)      1993(1)        1992           1991         1990(2)         1990
                                        --------     --------     --------       --------     ------------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
INCOME STATEMENT DATA:
  Insurance Revenues:
    Gross premiums written............. $447,483     $256,042     $152,091       $104,853       $ 25,563       $38,985
                                        ========     ========     ========       ========       ========      ========
    Net premiums written............... $229,176     $137,505     $ 84,085       $ 62,982       $ 16,627       $36,940
                                        ========     ========     ========       ========       ========      ========
    Net premiums earned................ $202,659     $128,082     $ 79,164       $ 65,164       $ 23,362       $27,948
    Net investment income..............   12,864       10,467        8,220          6,103          2,367         3,145
    Net realized capital gains.........      554        2,250        1,046          1,953          1,155           616
    Agency income......................    3,629        4,119        3,992          1,645             --            --
                                        --------     --------     --------       --------       --------      --------
       Insurance revenues..............  219,706      144,918       92,422         74,865         26,884        31,709
  Non-insurance revenues(3)............      412          377        2,610          5,824          1,498         1,870
                                        --------     --------     --------       --------       --------      --------
  Total revenues.......................  220,118      145,295       95,032         80,689         28,382        33,579
  Insurance expenses:
    Losses and loss adjustment
       expenses........................  142,951       92,805       60,025         46,917         16,928        19,746
    Underwriting and other expenses....   52,627       36,905       23,523         19,433          6,371         8,389
    Agency expenses....................    3,180        3,794        3,736          1,624             --            --
                                        --------     --------     --------       --------       --------      --------
       Insurance expenses..............  198,758      133,013       86,793         67,483         23,095        27,971
  Non-insurance expenses(3)............    1,684        1,225        3,107         11,533          4,020         7,867
                                        --------     --------     --------       --------       --------      --------
  Total expenses.......................  200,442      134,729       90,391         79,507         27,319        36,002
                                        --------     --------     --------       --------       --------      --------
  Operating profit (loss)..............   19,676       10,566        4,641(4)       1,182          1,063        (2,423)
  Other income (expense):
    Interest expense...................   (1,693)      (2,235)      (4,428)        (5,712)        (2,092)       (3,987)
    Other income (expense), net(3).....     (271)        (340)        (823)       (18,728)          (312)          394
                                        --------     --------     --------       --------       --------      --------
    Income (loss) from continuing
       operations before income taxes
       and minority interests..........   17,712        7,991         (610)       (23,258)        (1,341)       (6,016)
  Provision (benefit) for income
    taxes(5)...........................   (3,443)         167           --             --             --            --
  Minority interests in net income
    (loss) of consolidated subsidiaries       80          238          216           (148)          (509)         (358)
                                        --------     --------     --------       --------       --------      --------
  Net income (loss) from continuing
    operations(6)...................... $ 21,075     $  7,586     $   (826)(4)   $(23,110)(7)   $   (832)      $(5,658)
                                        ========     ========     ========       ========       ========      ========
  Net income (loss) from continuing
    operations per share:
    -- Primary......................... $   1.71     $   0.86     $  (0.24)      $  (6.78)      $  (0.25)      $ (1.82)
    -- Fully diluted...................     1.68         0.85        (0.24)         (6.78)         (0.25)        (1.82)
GAAP Ratios:
  Loss ratio...........................     70.5%        72.5%        75.8%(4)       72.0%          72.4%         70.7%
  Expense ratio........................     26.0         28.8         29.7           29.8           27.3          30.0
                                        --------     --------     --------       --------       --------      --------
  Combined loss and expense ratio......     96.5%       101.3%       105.5%         101.8%          99.7%        100.7%
                                        ========     ========     ========       ========       ========      ========

                                                                           DECEMBER 31,
                                                      ------------------------------------------------------
                                                        1994       1993       1992       1991         1990
                                                      --------   --------   --------   --------     --------
                                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
  Investments.......................................  $264,743   $187,986   $124,311   $114,187     $ 93,244
  Total assets(9)...................................   543,087    409,385    257,734    207,532      330,379
  Loss and loss adjustment expense reserves(9)......   221,325    211,600    127,666     66,132       58,439
  Unearned premiums(9)..............................    97,170     60,114     41,709     19,958       22,140
  Borrowings and term debt..........................    29,000     18,951     33,567     55,473      103,658
  Stockholders' equity..............................   159,754     95,717     34,523     35,042       77,883
OTHER DATA:
  Statutory surplus of Insurance Companies(8).......   126,272     73,910     34,527     27,693       26,535


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


(9) During 1993 the Company adopted statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." This resulted in the reclassification of amounts ceded to reinsurers as assets on the consolidated balance sheet instead of a reduction in liabilities for 1994, 1993 and 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


     MPCI is a government-sponsored program with accounting treatment which differs from more traditional property and casualty insurance lines. For income statement purposes under GAAP and under SAP, gross premiums written consist of the aggregate amount of MPCI premiums paid by farmers, and does not include any related federal premium subsidies. The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the CFSA. For income statement purposes, any such profit share earned by the Company, net of the cost of third party reinsurance, is shown as net premiums written, which equals net premiums earned for MPCI business; however, any share of losses payable by the Company is charged to losses and loss adjustment expenses. Due to various factors, including timing and severity of losses from storms and other natural perils and crop production cycles, the profit or loss on MPCI premiums is primarily recognized in the second half of the calendar year. The Company relies on loss information from the field to determine the level of losses that should be considered in estimating the profit or loss during this period. This information is used in the formula established by the CFSA to determine the Company's share of profit or loss on the MPCI business. Based upon available loss information, the Company records an estimate of the profit or loss during the third quarter and then re-evaluates the estimate using the additional loss information available at year-end to determine any remaining portion to be recorded in the fourth quarter. All expense reimbursements received are credited to underwriting expenses. The foregoing are the principal entries that are made in respect of net premiums written, net premiums earned, losses paid and underwriting expenses. See "Business -- Multi-Peril Crop Insurance Program."


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

                                                            YEARS ENDED                  FOUR MONTHS
                                                           DECEMBER 31,                     ENDED        YEAR ENDED
                                              ---------------------------------------    DECEMBER 31,    AUGUST 31,
                 LINE ITEM                     1994      1993      1992        1991          1990           1990
--------------------------------------------  ------    ------    -------    --------    ------------    -----------
                                                                  (IN THOUSANDS)
Non-insurance revenues:
  Holding company interest income...........  $  412    $  377    $     0    $      0       $    0         $     0
  Real estate revenues......................       0         0      2,610       5,824        1,498           1,870
                                              ------    ------    -------    --------    ------------    -----------
      Total non-insurance revenues..........  $  412    $  377    $ 2,610    $  5,824       $1,498         $ 1,870
                                              ======    ======    ========   =========   ============    =========
Non-insurance expenses:
  Holding company general and administrative
    expenses................................  $1,684    $1,182    $ 1,427    $  6,128       $1,922         $ 4,875
  Real estate expenses......................       0        43      1,680       5,405        2,098           2,992
                                              ------    ------    -------    --------    ------------    -----------
      Total non-insurance expenses..........  $1,684    $1,225    $ 3,107    $ 11,533       $4,020         $ 7,867
                                              ======    ======    ========   =========   ============    =========
Other income (expense), net:
  Major Realty valuation adjustment.........  $    0    $    0    $     0    $(15,300)      $    0         $     0
  Share of net loss of Major Realty.........    (297)     (301)    (1,165)     (1,179)        (470)         (1,018)
  Other real estate write-down..............       0         0          0      (2,520)           0               0
  Other, net................................      26       (39)       342         271          158           1,412
                                              ------    ------    -------    --------    ------------    -----------
      Total other income (expense), net.....  $ (271)   $ (340)   $  (823)   $(18,728)      $ (312)        $   394
                                              ======    ======    ========   =========   ============    =========

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


     Losses and loss adjustment expenses increased to $143.0 million versus $92.8 million in 1993 or a 54.0% increase, consistent with the increase in net premiums earned. The 1994 results were affected by adverse loss and loss adjustment expense development of approximately $5.1 million, primarily from the Company's general liability and commercial multi-peril lines. This adverse development principally related to the 1990 and 1991 accident years, and to a lesser extent to the 1992 and 1993 years, when actual experience differed from historical patterns. In mid 1993, the Company hired a Senior Vice President of Claims to oversee claims operations for all of the insurance subsidiaries. Subsequently, the Company established new policies, procedures, and standards for claims handling. As a result of these changes, the Company experienced an increase in its average reported claim reserves during 1994. Accordingly, the Company and its actuaries have placed more emphasis on methodologies, such as, paid loss development and incurred loss development adjusted for increases in its average case reserves. The Company's actuaries have issued an opinion on each of the insurance subsidiaries stating that reserves as of December 31, 1994 make a reasonable provision for loss and loss adjustment expense obligations.


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


     The Company's net income benefitted from the recognition during the year ended December 31, 1994 of a deferred tax benefit of $9.5 million, which offset taxes that otherwise would have been accrued and resulted in a net income tax benefit of $3.4 million. This net income benefit resulted from the release of a valuation allowance established for a deferred tax asset upon the Company meeting the realizability tests for such asset under Statement of Financial Accounting Standards ("SFAS") #109, "Accounting for Income Taxes", adopted by the Company in January 1993. A valuation allowance was recorded for the full amount of the deferred tax asset at December 31, 1993 because the Company had reported pre-tax losses from 1989 through 1992. Although the circumstances that generated these losses were not indicative of operating income, management was uncertain of future earnings. As of December 31, 1994, the Company has reported ten consecutive quarters with pre-tax earnings and the Company has used all of its net operating loss carryforwards. Accordingly, management believes it is more likely than not that the Company will realize a portion of the deferred tax asset. The valuation allowance at December 31, 1994 primarily relates to capital loss items whose realization is uncertain due to insufficient carryforwards of capital gains.


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

LIQUIDITY AND CAPITAL RESOURCES


     The Company has included a discussion of the liquidity and capital resources requirements of the Company and the Insurance Companies. See "Business -- Investments" for a description of the Company's investment in CMOs.

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


     The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the CFSA. At such time, the Company receives a profit share in cash, with any amount in excess of 15% of its MPCI Retention in any year carried forward to future years, or it must pay its share of losses. The Company recognized $17.0 million in profit sharing earned on the MPCI business during 1994 of which $11.6 million will be received in the first quarter of 1995. The remaining $5.4 million is a receivable in the CFSA reinsurance account. The amounts held in the reinsurance account by the CFSA are to be paid out in future years in cash or as a reduction of losses due the CFSA. The amount that can be paid out of the reinsurance account in the following year is limited to the difference between 15% of that year's MPCI retention and the profit or loss for that year. Any amount remaining in the reinsurance account will be paid to the Company in future years. The profit sharing formula takes into consideration the amount of federal premium subsidies credited to the Company in respect of the MPCI business it has written. These federal subsidies are non-cash items, which for 1994 ranged as high as 30% of

MPCI Premiums for certain policies and for 1995 may range up to approximately 42% of such MPCI Premiums.


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

     During the fiscal year ended December 31, 1994, the Company purchased from an unaffiliated insurer health insurance for its employees through Mammel & Associates, Inc., a third-party administrator, which receives certain commissions from the unaffiliated insurer. Mammel & Associates, Inc., is an 81% subsidiary of Redland & Associates, Inc. John P. Nelson, a director of the Company is Chairman of the Board and a principal shareholder of Redland & Associates, Inc.

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

                      ACCEPTANCE INSURANCE COMPANIES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                    1994        1993       1992
                                                                  --------    --------    -------
Revenues:
  Insurance premiums earned (Note 12)..........................   $202,659    $128,082    $79,164
  Insurance agency commissions.................................      3,629       4,119      3,992
  Real estate revenues.........................................      --          --         2,610
  Net investment income (Note 4)...............................     13,276      10,844      8,220
  Net realized capital gains...................................        554       2,250      1,046
                                                                  --------    --------    -------
                                                                   220,118     145,295     95,032
                                                                  --------    --------    -------
Costs and expenses:
  Cost of revenues:
     Insurance losses and loss adjustment expenses (Note 12)...    142,951      92,805     60,025
     Insurance agency costs....................................      3,180       3,794      3,736
     Insurance underwriting expenses...........................     52,627      36,905     23,523
     Real estate costs.........................................      --          --           818
  General and administrative expenses..........................      1,684       1,225      2,289
                                                                  --------    --------    -------
                                                                   200,442     134,729     90,391
                                                                  --------    --------    -------
       Operating profit........................................     19,676      10,566      4,641
                                                                  --------    --------    -------
Other income (expense):
  Interest expense.............................................     (1,693)     (2,235)    (4,428)
  Share of net loss of investee (Note 6).......................       (297)       (301)    (1,165)
  Other, net...................................................         26         (39)       342
                                                                  --------    --------    -------
                                                                    (1,964)     (2,575)    (5,251)
                                                                  --------    --------    -------
       Income (loss) from continuing operations before income
          taxes and minority interests.........................     17,712       7,991       (610)
Income tax (expense) benefit (Note 8):
  Current......................................................     (2,487)       (167)     --
  Deferred.....................................................      5,930       --         --
                                                                  --------    --------    -------
                                                                     3,443        (167)     --
Minority interests in net income of consolidated
  subsidiaries.................................................        (80)       (238)      (216)
                                                                  --------    --------    -------
       Income (loss) from continuing operations................     21,075       7,586       (826)
Loss on disposal of discontinued operations....................      --          --           (83)
                                                                  --------    --------    -------
       Net income (loss).......................................   $ 21,075    $  7,586    $  (909)
                                                                  ========    ========    =======
Net income (loss) per share:
  Primary:
     Continuing operations.....................................   $   1.71    $   0.86    $ (0.24)
     Discontinued operations...................................         --          --      (0.02)
                                                                  --------    --------    -------
       Net income (loss) per share.............................      $1.71       $0.86     $(0.26)
  Fully diluted:                                                  ========    ========    =======
     Continuing operations.....................................      $1.68       $0.85     $(0.24)
     Discontinued operations...................................         --          --      (0.02)
                                                                  --------    --------    -------
       Net income (loss) per share.............................      $1.68       $0.85     $(0.26)
                                                                  ========    ========    =======

The accompanying notes are an integral part of the consolidated financial statements.

                      ACCEPTANCE INSURANCE COMPANIES INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                                    UNREALIZED
                                                       GAIN
                                         CAPITAL    (LOSS) ON      RETAINED
                                           IN       MARKETABLE     EARNINGS                                 TOTAL
                               COMMON   EXCESS OF     EQUITY     (ACCUMULATED   TREASURY   CONTINGENT   STOCKHOLDERS'
                               STOCK    PAR VALUE   SECURITIES     DEFICIT)      STOCK       STOCK         EQUITY
                               ------   ---------   ----------   ------------   --------   ----------   -------------
Balance at January 1, 1992... $1,383    $ 86,731     $   (477)     $(50,755)    $(1,840)    $    --       $  35,042
  Issuance of common stock
    under employee benefit
    plans....................      3          27          --           --           --            30
  Issuance of common stock in
    connection with Major
    Group merger.............     21         --           --           --           --           --              21
  Issuance of common stock in
    settlement of expenses...     --        (231)         --           --           276          --              45
  Change in unrealized gain
    (loss) on marketable
    equity securities........     --         --           294          --           --           --             294
  Net loss...................     --         --           --           (909)        --           --            (909)
                               ------   ---------   ----------   ------------   --------   ----------   -------------
Balance at December 31,
  1992.......................  1,407      86,527         (183)      (51,664)     (1,564)         --          34,523
  Issuance of common stock
    from rights offering.....  1,597      29,568          --           --           --           --          31,165
  Issuance of common stock
    from note payable
    conversion...............    350       6,650          --           --           --           --           7,000
  Issuance of common stock in
    connection with Redland
    acquisition..............    632      17,132          --           --           --        (2,700)        15,064
  Issuance of common stock
    under employee benefit
    plans....................      5         125          --           --           --           --             130
  Change in unrealized gain
    (loss) on marketable
    equity securities........     --         --           249          --           --           --             249
  Net income.................     --         --           --          7,586         --           --           7,586
                               ------   ---------   ----------   ------------   --------   ----------   -------------
Balance at December 31,
  1993.......................  3,991     140,002           66       (44,078)     (1,564)      (2,700)        95,717
  Issuance of common stock on
    exercise of warrants.....  1,946      51,467          --           --           --           --          53,413
  Issuance of common stock in
    connection with Statewide
    acquisition..............    107       2,993          --           --           --           --           3,100
  Issuance of common stock
    under employee benefit
    plans....................      8         212          --           --           --           --             220
  Change in unrealized gain
    (loss) on
    available-for-sale
    securities, net of income
    taxes of $6,424..........     --         --       (13,771)         --           --           --         (13,771)
  Net income.................     --         --           --         21,075         --           --          21,075
                               ------   ---------   ----------   ------------   --------   ----------   -------------
Balance at December 31,
  1994....................... $6,052    $194,674     $(13,705)     $(23,003)    $(1,564)    $ (2,700)     $ 159,754
                               ======== =========   ==========   ============   ========   ==========   ============

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

INSURANCE ACCOUNTING


     Generally, premiums are recognized as income ratably over the terms of the related policies. The crop hail premiums are recorded utilizing historical loss activity to match premiums earned with estimated loss exposure. Insurance costs are associated with premiums earned, resulting in the recognition of profits over the term of the policies. This association is accomplished through amortization of deferred policy acquisition costs and provisions for unearned premiums and loss reserves.



     The Company writes multi-peril crop insurance ("MPCI") pursuant to terms established by the federal Consolidated Farm Service Agency ("CFSA"). The Company issues and administers policies, for which it receives administrative fees and the Company participates in a profit sharing arrangement in which it receives from the government a portion of the aggregate profit, or pays a portion of the aggregate loss, in respect to the business it writes. The Company's share of the profit or loss on the MPCI business it writes is determined under a formula established by the CFSA. The Company records an estimate of its share of the profit or loss based upon available loss information. The Company receives a profit share in cash, with any amount in excess of 15% of its MPCI Retention (as defined in the profit sharing agreement) in any year carried forward to future years, or it must pay its share of losses. The Company recognizes as income in the current year these amounts which are carried forward as a receivable. The amounts carried forward as a receivable are paid out in future years in cash or as a reduction of losses due the CFSA. MPCI premiums received during the year which correspond to next year's crop season are deferred until the next year. Insurance underwriting expenses are presented net of administrative fees received from the CFSA for reimbursement of costs incurred by the Company.


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

                      ACCEPTANCE INSURANCE COMPANIES INC.

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

INVESTMENTS

     On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. As a result of adoption of this statement, $2,912,000 was credited to stockholders' equity at January 1, 1994. In conjunction with the adoption of SFAS 115, the Company reclassified its investment in fixed maturity securities to meet the requirements of the statement. SFAS 115 requires investments in fixed maturity securities to be classified at acquisition into one of three categories: held-to-maturity, available-for-sale, or trading. Securities are classified as trading when they are bought and held principally for the purpose of selling them in the near future. Securities are classified as available-for-sale when the securities may be sold from time to time to effectively manage interest rate exposure and liquidity needs. Securities are classified as held-to-maturity securities when the Company has the positive intent and ability to hold these securities until maturity.

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

                      ACCEPTANCE INSURANCE COMPANIES INC.

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

                      ACCEPTANCE INSURANCE COMPANIES INC.

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

                                                                      PAR       AMORTIZED    CARRYING
                          TYPE OF CMO                              VALUE(1)      COST(1)       VALUE
----------------------------------------------------------------   ---------    ---------    ---------
Fixed coupon....................................................    $18,547      $18,795      $ 17,581
Floating rate(2)................................................     18,460       18,354        17,838
Inverse floating rate(2)........................................     38,037       35,875        23,656
                                                                    -------      -------       -------
          Total CMOs(3).........................................    $75,044      $73,024      $ 59,075
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

5. RECEIVABLES

     The major components of receivables at December 31 are summarized as follows (in thousands):


                                                                              1994       1993
                                                                             -------    -------
Insurance premiums and agents' balances due...............................   $40,308    $33,801
Amounts recoverable from reinsurers.......................................    16,036     10,978
Profit sharing gain due from the CFSA.....................................    17,022      --
Accrued interest..........................................................     2,648      2,126
Installment notes receivable..............................................     1,916      1,768
Other.....................................................................       384      1,586
Less allowance for doubtful accounts......................................    (1,321)    (2,093)
                                                                             -------    -------
                                                                             $76,993    $48,166
                                                                             =======    =======

                      ACCEPTANCE INSURANCE COMPANIES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

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


     As of December 31, 1994, the Company has reported ten consecutive quarters with pre-tax earnings and the Company has used all of its net operating loss carryforwards. Accordingly, management believes it is more likely than not that the Company will realize a portion of the deferred tax asset. The valuation allowance at

                      ACCEPTANCE INSURANCE COMPANIES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


December 31, 1994 primarily relates to capital loss items whose realization is uncertain due to insufficient carryforwards of capital gains. The net deferred tax asset as of December 31, is as follows (in thousands):


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
                                                                            =======    ========

     Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements as follows (in thousands):

                                                                                   DECEMBER 31,
                                                                                       1994
                                                                                   ------------
Computed U.S. federal income taxes..............................................     $  6,022
Nondeductible amortization of goodwill and other intangibles....................          514
Tax-exempt interest income......................................................         (400)
Dividends received deduction....................................................         (217)
Recognition of a portion of the deferred tax asset..............................       (9,469)
Other...........................................................................          107
                                                                                   ------------
  Income taxes provided.........................................................     $ (3,443)
                                                                                   ==========

     The Company recognized a current tax expense of approximately $167,000 for the year ended December 31, 1993 as a result of amounts due under alternative minimum taxable income provisions which limit net operating loss carryforwards.

     Cash payments for income taxes were approximately $1,478,000 and $232,000 during the years ended December 31, 1994 and 1993.

                      ACCEPTANCE INSURANCE COMPANIES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

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

     Changes in stock options are as follows:

                                                                NUMBER OF SHARES
                                                               -------------------    OPTION PRICE
                                                               RESERVED    GRANTED      PER SHARE
                                                               --------    -------    -------------
Balance at January 1, 1992..................................    260,829    207,006    $ 3.92-$38.50
  Reserved..................................................    500,000       --
  Canceled..................................................    (58,455)    (4,632)
  Exercised.................................................     (7,643)    (7,643)       $3.92
                                                               --------    -------
Balance at December 31, 1992................................    694,731    194,731    $12.76-$38.50
  Granted...................................................     72,500    167,000    $ 8.75-$13.00
  Canceled..................................................    (87,500)   (87,500)
                                                               --------    -------
Balance at December 31, 1993................................    679,731    274,231    $ 8.75-$38.50
  Granted...................................................       --      125,500    $11.38-$12.50
                                                               --------    -------
Balance at December 31, 1994................................    679,731    399,731    $ 8.75-$38.50
                                                                =======    =======

     At December 31, 1994, 211,231 shares were exercisable under stock options.

     In December 1992, stockholders approved an employee stock purchase plan whereby eligible employees will be given the opportunity to subscribe for the purchase of the Company's common stock for 85% of its fair

                      ACCEPTANCE INSURANCE COMPANIES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

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
                                                                 ========    ========    ========


     Included in ceded premiums written and earned is $98.1 million and $40.7 million of MPCI premiums ceded to the CFSA for the years ended December 31, 1994 and 1993, respectively. Included in assumed premiums written and earned in 1994 is $17.0 million of MPCI profit share.


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

                      ACCEPTANCE INSURANCE COMPANIES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     The following table presents an analysis of the Company's reserves, reconciling beginning and ending reserve balances for the periods indicated (in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                            ------------------------------------
                                                              1994          1993          1992
                                                            --------      --------      --------
Net loss and loss adjustment expense reserves at
  beginning of year......................................   $115,714      $ 77,627      $ 66,132
                                                            --------      --------      --------
Net loss and loss adjustment expense reserves of Redland
  at date of acquisition.................................      --           13,499          --
                                                            --------      --------      --------
Provisions for net losses and loss adjustment expenses
  for claims occurring in the current year...............    137,881        90,250        57,678
Increase in net reserves for claims occurring in prior
  years..................................................      5,070         2,555         2,347
                                                            --------      --------      --------
                                                             142,951        92,805        60,025
                                                            --------      --------      --------
Net losses and loss adjustment expenses paid for claims
  occurring during:
  The current year.......................................    (60,375)      (40,209)      (18,328)
  Prior years............................................    (56,776)      (28,008)      (30,202)
                                                            --------      --------      --------
                                                            (117,151)      (68,217)      (48,530)
                                                            --------      --------      --------
Net loss and loss adjustment expense reserves at end of
  year...................................................    141,514       115,714        77,627
Reinsurance recoverable on unpaid loss and loss
  adjustment expenses....................................     79,811        95,886        50,039
                                                            --------      --------      --------
Gross loss and loss adjustment expense reserves..........   $221,325      $211,600      $127,666
                                                            ========      ========      ========


     Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of $145,451,000 and $216,246,000, for the years ended December 31, 1994 and 1993, respectively of which approximately $65.8 million and $156.3 million, respectively, relate to recoveries on the MPCI business from the CFSA.


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

16. INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                 UNDERWRITING                    PRIMARY       FULLY DILUTED
                                                    INCOME          NET        NET INCOME        NET INCOME
          QUARTERS ENDED             REVENUES       (LOSS)       INCOME(1)    PER SHARE(1)      PER SHARE(1)
----------------------------------   --------    ------------    ---------    -------------    --------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
1994:
  December 31.....................   $ 59,631      $  3,236       $ 7,826         $0.59            $ 0.58
  September 30....................     67,916         3,684         6,326          0.51              0.50
  June 30.........................     50,866           300         4,954          0.41              0.40
  March 31........................     41,705          (139)        1,969          0.20              0.19
                                     --------       -------       -------         -----             -----
                                     $220,118      $  7,081       $21,075         $1.71            $ 1.68(2)
                                     ========       =======       =======         =====             =====
1993:
  December 31.....................   $ 43,821      $   (775)      $ 2,152         $0.21            $ 0.21
  September 30....................     38,460           153         2,167          0.22              0.22
  June 30.........................     32,581          (654)        1,715          0.20              0.20
  March 31........................     30,433          (352)        1,552          0.24              0.23
                                     --------       -------       -------         -----             -----
                                     $145,295      $ (1,628)      $ 7,586         $0.86(2)         $ 0.85(2)
                                     ========       =======       =======         =====             =====

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

                      ACCEPTANCE INSURANCE COMPANIES INC.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           DECEMBER 31, 1994 AND 1993
                                 BALANCE SHEETS
                             (PARENT COMPANY ONLY)

                                                                             1994        1993
                                                                           --------    --------
                                                                              (IN THOUSANDS)
ASSETS
Fixed maturities available-for-sale.....................................   $  2,968    $     --
Cash and short-term investments.........................................      6,516         238
Receivables, net........................................................      3,618       3,074
Surplus note receivable from subsidiary.................................     20,000          --
Investments in subsidiaries.............................................    158,531      95,597
Other assets............................................................      1,143       1,043
                                                                           --------    --------
                                                                           $192,776    $ 98,952
                                                                           ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities................................   $    374    $    278
Intercompany payables...................................................      3,648       2,957
Term debt and other borrowings..........................................     29,000          --
                                                                           --------    --------
       Total liabilities................................................     33,022       3,235
Stockholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized, none
     issued.............................................................                     --
  Common stock, $.40 par value, 20,000,000 shares authorized; 15,128,846
     and 9,976,415 shares issued........................................      6,052       3,991
  Capital in excess of par value........................................    194,674     140,002
  Unrealized gain (loss) on available-for-sale securities, net of tax...    (13,705)         66
  Accumulated deficit...................................................    (23,003)    (44,078)
                                                                           --------    --------
                                                                            164,018      99,981
Less:
  Treasury stock, at cost, 35,559 shares................................     (1,564)     (1,564)
  Contingent stock, 240,000 shares......................................     (2,700)     (2,700)
                                                                           --------    --------
       Total stockholders' equity.......................................    159,754      95,717
                                                                           --------    --------
                                                                           $192,776    $ 98,952
                                                                           ========    ========

                      ACCEPTANCE INSURANCE COMPANIES INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                            STATEMENTS OF OPERATIONS
                             (PARENT COMPANY ONLY)

                                                                     1994       1993       1992
                                                                    -------    -------    -------
                                                                           (IN THOUSANDS)
Revenues.........................................................   $    --    $    --    $    --
Costs and expenses:
  General and administrative expenses............................     1,878      1,209      1,403
                                                                    -------    -------    -------
       Operating loss............................................    (1,878)    (1,209)    (1,403)
Other income (expense):
  Interest expense...............................................    (1,434)      (973)    (2,182)
  Loss on Settlement Agreement with Major Group..................        --         --     (1,113)
  Share of net income (loss) of subsidiaries.....................    19,203      9,257      3,554
  Other..........................................................       724        465        318
                                                                    -------    -------    -------
                                                                     18,493      8,749        577
                                                                    -------    -------    -------
       Income (loss) from continuing operations before income
          taxes..................................................    16,615      7,540       (826)
Income tax (expense) benefit:
  Current........................................................       734         46         --
  Deferred.......................................................     3,726         --         --
                                                                    -------    -------    -------
       Income (loss) from continuing operations..................    21,075      7,586       (826)
Loss on disposal of discontinued operations......................        --         --        (83)
                                                                    -------    -------    -------
Net income (loss)................................................   $21,075    $ 7,586    $  (909)
                                                                    =======    =======    =======

                      ACCEPTANCE INSURANCE COMPANIES INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                            STATEMENTS OF CASH FLOWS
                             (PARENT COMPANY ONLY)

                                                                   1994        1993        1992
                                                                 --------    --------    --------
                                                                          (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss) from continuing operations................   $ 21,075    $  7,586    $   (826)
  Adjustments to reconcile net income (loss) from continuing operations to net cash used for operating activities:
     Deferred tax benefit.....................................     (3,726)         --          --
     Share of net (income) loss of subsidiaries...............    (19,203)     (9,257)     (3,554)
     Loss on Settlement Agreement with Major Group............         --          --       1,113
     Increase (decrease) in cash attributable to changes in
       assets and liabilities:
       Receivables............................................       (572)       (577)      3,420
       Payables...............................................     (4,564)     (1,140)     (2,363)
  Other, net..................................................        291         849          58
                                                                 --------    --------    --------
       Net cash used for operating activities.................     (6,699)     (2,539)     (2,152)
Cash flows from investing activities:
  Proceeds from sale of discontinued operations...............         --          --      27,550
  Contributions to investments in subsidiaries................    (66,679)    (18,489)     (3,155)
  Purchases of investments....................................       (972)         --          --
  Purchases of investment available-for-sale..................     (2,977)         --          --
  Costs of acquiring Redland..................................         --        (306)         --
                                                                 --------    --------    --------
       Net cash provided by (used for) investing activities...    (70,628)    (18,795)     24,395
Cash flows from financing activities:
  Proceeds from bank borrowings...............................     29,000          --          --
  Repayments of bank borrowings...............................         --          --     (23,808)
  Proceeds from term debt, other borrowings and notes payable
     to affiliates............................................         --          --       9,500
  Repayments of term debt, other borrowings and notes payable
     to affiliates............................................         --      (9,996)     (7,796)
  Proceeds from issuance of common stock......................     53,633      31,295          32
                                                                 --------    --------    --------
       Net cash provided by (used for) financing activities...     82,633      21,299     (22,072)
                                                                 --------    --------    --------
Net increase (decrease) in cash and short-term investments....      5,306         (35)        171
Cash and short-term investments at beginning of year..........        238         273         102
                                                                 --------    --------    --------
Cash and short-term investments at end of year................   $  5,544    $    238    $    273
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

                      ACCEPTANCE INSURANCE COMPANIES INC.

                                   SCHEDULE V

                               VALUATION ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                 COLUMN B                                       COLUMN E
                                                -----------                                    -----------
                                                BALANCE AT        COLUMN C        COLUMN D     BALANCE AT
                                                BEGINING OF      ----------      ----------       END OF
                   COLUMN A                       PERIOD          ADDITIONS      DEDUCTIONS       PERIOD
----------------------------------------------  -----------      ----------      ----------    -----------
                                                                        (IN THOUSANDS)
Allowance for doubtful accounts:
  Year ended December 31, 1994................      $2,093        $   656         $1,428         $ 1,321
  Year ended December 31, 1993................      $1,207        $ 1,000(A)      $  114         $ 2,093
  Year ended December 31, 1992................      $3,586        $   641         $3,020(B)      $ 1,207

-------------------------
(A) Includes allowance for doubtful accounts related to Redland of $663 at date of acquisition.

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

ACCEPTANCE INSURANCE COMPANIES INC.


      By       /s/ KENNETH C. COON                 Dated: December 20, 1995
        -------------------------------------
                 Kenneth C. Coon
        Chairman and Chief Executive Officer

      By       /s/ GEORGIA M. MACE                 Dated: December 20, 1995
        -------------------------------------
                 Georgia M. Mace
        Chief Financial Officer and Treasurer

                      ACCEPTANCE INSURANCE COMPANIES INC.


                         ANNUAL REPORT ON FORM 10-K/A-1

                      FISCAL YEAR ENDED DECEMBER 31, 1994

                                 EXHIBIT INDEX

 NUMBER                                    EXHIBIT DESCRIPTION
--------   -----------------------------------------------------------------------------------
 3.1       Restated Certificate of Incorporation of Acceptance Insurance Companies Inc.
           Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
 3.1(a)    Amendment to the Registrant's Restated Certificate of Incorporation. Incorporated
           by reference to Exhibit 3.(i) to the Registrant's Quarterly Report on Form 10-Q for
           the period ended June 30, 1995.
 3.2       Restated By-laws of Acceptance Insurance Companies Inc. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
           1993.
 4.1       Form of Stock Certificate representing shares of Acceptance Insurance Companies
           Inc., Common Stock, $.40 par value. Incorporated by reference to Exhibit 4.1 to
           Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
           1992.
10.1       Office Building Lease dated July 19, 1991, between State of California Public
           Employees' Retirement System and Acceptance Insurance Company. Incorporated by
           reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
10.2       Intercompany Federal Income Tax Allocation Agreement between Acceptance Insurance
           Holdings Inc. and its subsidiaries and Registrant dated April 12, 1990, and related agreements. Incorporated by reference to Exhibit 10i to Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1990.
10.3       Employment Agreement dated February 19, 1990 between Acceptance Insurance Holdings
           Inc., Registrant and Kenneth C. Coon. Incorporated by reference to Exhibit 10.65 to
           Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
           1991.
10.4       Employment Agreement dated July 2, 1993, between Redland Insurance Group, Inc., and
           John P. Nelson. Incorporated by reference to Exhibit 2 to Registrant's Current
           Report on Form 8-K dated July 2, 1993.
10.5       Employment Agreement dated July 2, 1993, between Redland Insurance Group, Inc., and
           Richard C. Gibson. Incorporated by reference to Exhibit 2 to Registrant's Current
           Report on Form 8-K dated July 2, 1993.
10.6       $90,000,000 Credit Agreement By and Among the Registrant, NBD Bank, N.A., First
           National Bank of Omaha, FirsTier Bank, N.A., Comerica Bank, First Interstate Bank
           of Arizona and NBD Bank, N.A., As Agent, dated as of July 26, 1995. Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the
           period ended June 30, 1995.
10.7       Employment Agreement dated July 2, 1993 between the Registrant and Richard C.
           Gibson. Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly
           Report on Form 10-Q for the period ended September 30, 1994.
10.8       Warrants to purchase a total of 389,507 shares of common stock ($.10 par value) of the Registrant dated April 10, 1992, issued by the Registrant to the various purchasers of the Floating Rate Secured Subordinated Notes, due 1993, Series A and
           B. Incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1991.
11*        Computation of Income (Loss) per share.
21*        Subsidiaries of the Registrant.
23.1       Consent of Deloitte & Touche LLP.
23.2*      Report on schedules of Deloitte & Touche LLP.

 NUMBER                                    EXHIBIT DESCRIPTION
--------   -----------------------------------------------------------------------------------
27*        Financial Data Schedule.
28P*       Schedule P -- Analysis of Losses and Loss Expenses of Consolidated Annual Statement
           for the year 1993. Filed in paper format pursuant to S-T Regulation 311.
99.1       Acceptance Insurance Companies Inc., 1992 Incentive Stock Option Plan effective as of December 22, 1992. Incorporated by reference to Exhibit 10.1 to Registrant's
           Registration Statement on Form S-1, Registration No. 33-53730.
99.2       Acceptance Insurance Companies Inc., Employee Stock Purchase Plan, effective as of
           December 22, 1992. Incorporated by reference to Exhibit 10.2 to Registrant's
           Registration Statement on Form S-1, Registration No. 33-53730.
99.3       Acceptance Insurance Companies Inc., Employee Stock Ownership and Tax Deferred
           Savings Plan as merged, amended and restated effective October 1, 1990.
           Incorporated by reference as Exhibit 10.4 to Registrant's Quarterly Report on Form
           10-Q for the quarter ended November 30, 1990.
99.4       First Amendment to Acceptance Insurance Companies Inc. Employee Stock Ownership and
           Tax Deferred Savings Plan. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
99.5       Second Amendment to Acceptance Insurance Companies Inc. Employee Stock Ownership
           and Tax Deferred Savings Plan. Incorporated by reference to Registrant's Annual
           Report on Form 10-K for the fiscal year ended December 31, 1993.
99.6       Proxy Statement for 1995 Annual Meeting of Shareholders filed on or prior to April
           30, 1995.
99.7       Acceptance Insurance Companies Inc. Amended 1992 Incentive Stock Option Plan.
           Incorporated by reference to Registrant's Proxy Statement for 1995 Annual Meeting
           of Shareholders filed on or prior to April 30, 1995.
99.8       Acceptance Insurance Companies Inc. Amended Employee Stock Purchase Plan.
           Incorporated by reference to Registrant's Proxy Statement for 1995 Annual Meeting
           of Shareholders filed on or prior to April 30, 1995.


-------------------------

* Previously Filed.