Form 10-K
period 1995-12-31
ACCEPTANCE INSURANCE COMPANIES INC
filed 1996-04-12
CIK 74783

=================================================================
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                    ------------------------
                            FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

           For the Fiscal Year Ended December 31, 1995
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

     Securities Registered Pursuant to Section 12(b) of the Act:

                                      Name of Each Exchange
     Title of Each Class               on Which Registered
     -------------------              ---------------------

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

          The aggregate market value of the Registrant's voting stock held by non-affiliates (10,289,522 shares) on March 25, 1996 was $14.625.

          The number of shares of each class of the Registrant's common stock outstanding on March 25, 1996 was:

     Class of Common Stock              No. of Shares Outstanding
     ---------------------              -------------------------

 Common Stock, $.40 Par Value                   15,143,470

               DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the Registrant's
1996 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

          Generally Accepted Accounting Principles ("GAAP"):
Accounting practices as set forth in opinions and pronouncements of the Accounting Principles Board of American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board and which are applicable in the circumstances as of the date in question.

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

          Multi-Peril Crop Insurance ("MPCI"): A federally-regulated subsidized crop insurance program that insures a producer of crops with varying levels of protection against substantially all natural perils to growing crops.

          NAIC:  The National Association of Insurance
Commissioners.

          Net earned premiums: The portion of net written premiums applicable to the expired period of policies and, accordingly, recognized as income during a given period.

          Net written premiums: Total premiums for insurance written (less any return premiums) during a given period, reduced by premiums ceded in respect to liability reinsured by other carriers.

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

          Stop loss reinsurance: A form of reinsurance, similar to Excess of Loss Reinsurance, whereby the primary insurer caps its loss on a particular risk by purchasing in excess of such cap.

          Statutory Accounting Principles ("SAP"): Accounting practices which consist of recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by state regulatory authorities. Statutory accounting emphasizes solvency rather than matching revenues and expenses during an accounting period.

                             PART I

Item 1.  BUSINESS.

Company Strategy

          Acceptance underwrites and sells specialty property and casualty insurance coverages that serve niche markets or programs. The Company selects niche markets or programs for which the Company believes that its expertise affords it a competitive advantage and which integrate into a diversified-risk portfolio of coverages. The Company's goal is to achieve underwriting results better than the industry average, while managing its investment portfolio to maximize after-tax yield and at the same time emphasize stability and capital preservation while maintaining adequate liquidity to meet all cash needs.

          The Company believes that its success in niche markets and programs requires that it be opportunistic. The Company believes its position as both an admitted (licensed) and non-admitted (excess and surplus lines) carrier provides the versatility to respond when different market conditions and opportunities are presented. At the same time, the Company manages loss exposure by diversifying its portfolio of coverages and maintaining reinsurance programs with the goal of reducing volatility as well as mitigating catastrophic or large loss exposure.

          The Company has experienced significant revenue growth over the last five years through growth in existing programs and through acquisition of insurance operations or books of business. The Company regularly explores new opportunities where it has or can acquire experienced underwriters and other managers with a long and successful operating history in a particular line of business. A significant acquisition in July 1993 was The Redland Group, Inc., a leading writer of crop insurance, and crop insurance has become one of the Company's major operating divisions.

Organization

          The Company underwrites its insurance products through six wholly-owned insurance company subsidiaries; Acceptance Insurance Company ("Acceptance Insurance"), Acceptance Indemnity Insurance Company ("Acceptance Indemnity"), Acceptance Casualty Insurance Company ("Acceptance Casualty"), American Growers Insurance Company ("American Growers"), Redland Insurance Company ("Redland"), and Phoenix Indemnity Insurance Company ("Phoenix Indemnity") (collectively referred to herein as the "Insurance Companies").

          Collectively, the Insurance Companies are admitted in 45 states and the District of Columbia, and operate on a non-admitted basis in 42 states, the District of Columbia and the Virgin Islands. Each of the Insurance Companies is rated A- (Excellent) by A.M. Best, with the exception of American Growers to which the A.M. Best rating system does not apply and Acceptance Casualty to which the A.M. Best rating has not yet been assigned. A.M. Best bases its ratings upon factors that concern policyholders and agents, and not upon factors concerning investor protection.

          The Company's insurance agency and insurance service subsidiaries principally write and service insurance coverages placed with one of the Insurance Companies, while one agency writes truck insurance coverages for other insurers.

Business Segments

          The Company has organized its insurance underwriting and marketing business by product line into four divisions, General Agency, Crop Insurance, Program Insurance and Non-
Standard Automobile.

     General Agency

          Specialty insurance coverages written by the General
Agency Division include the following principal lines:

               Specialty Automobile, including liability and physical damage coverages for local haulers of specialized freight, and other classes of motor vehicles not normally underwritten by standard carriers.

               Excess and Surplus Lines Liability and Substandard Property Coverages, including general liability, garage excess liability, liquor liability, property and commercial multi-peril coverages for small businesses which normally do not satisfy the underwriting criteria of standard carriers.

               Complex General Liability Risks, including products and professional liability.

     Crop Insurance

          The two principal lines of the Company's crop insurance division are Multi-Peril Crop Insurance or MPCI, and crop hail insurance. MPCI is a federally-subsidized program which provides farmers with coverage for crop damage from substantially all natural perils. For the year ended December 31, 1995, the Company was the fourth largest writer of MPCI business in the United States with a market share of approximately 14%.

          The Company offers stand alone crop hail insurance, which insures growing crops against damage resulting from hail storms and which involves no federal participation. The Company also sells a small volume of insurance against damage to specific crops from other named perils.

Program Insurance

          This division writes a number of diversified coverages, including coverages for transportation risks, focused workers' compensation, standard property and casualty coverages for the rural market, temporary help agencies, greyhound race tracks, condominiums, fine arts risks, auto daily rental and auto dealers.

          Transportation coverages insure long haul truckers and upper Midwest regional and national trucking companies hauling rural products. The workers' compensation program is based principally in Minnesota, Illinois, Iowa, and Maine and focuses principally on medium and larger risks where specialized underwriting and claims techniques can be effectively implemented to reduce loss ratios.

     Non-Standard Automobile

          The Company writes non-standard private passenger automobile coverages principally in the southwestern United States. The Company has designed this product for drivers who are unable to obtain coverage from standard carriers due to prior driving records, other underwriting criteria or market conditions. Such drivers normally are charged higher premium rates than the rates charged for preferred or standard risk drivers and usually purchase only basic limits of liability in order to meet state financial responsibility laws.

          The following table reflects the amount of net written premium for these four insurance segments for the periods set forth below.

                                     Years Ended December 31,
                                 --------------------------------
                                   1995        1994      1993(1)
                                 --------    --------    --------
                                         (in thousands)
General Agency                   $135,125    $114,635    $ 75,613
Crop Insurance(2)                  46,950      34,592       4,581
Program Insurance                  75,279      50,070      26,108
Non-Standard Auto                  28,829      29,879      31,203
                                 --------    --------    --------
   Total                         $286,183    $229,176    $137,505
                                 ========    ========    ========

- ---------------
(1) Crop insurance and certain rural property and casualty premiums are included beginning July 1, 1993, with the acquisition of Redland.

(2) For a discussion of the accounting treatment of MPCI premiums, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

Marketing

          The Company markets its property and casualty insurance products through a network of independent general agents who, in turn, process and accept applications for insurance coverages from retail agents who sell insurance to insurance buyers. The Company also markets a portion of its property and casualty insurance products and its crop insurance products through a network of retail agents which specialize in the lines of insurance marketed by them.

Combined Ratios

          The statutory combined ratio, which reflects underwriting results before taking into account investment income, is a traditional measure of the underwriting performance of a property and casualty insurer. A combined ratio of less than 100% indicates underwriting profitability whereas a combined ratio in excess of 100% indicates unprofitable underwriting. The following table reflects the loss ratios, expense ratios and combined ratios of the Company (separately stated to include and exclude MPCI and other crop insurance) and the property and casualty insurance industry, computed in accordance with SAP, for the periods shown.

                                         Years Ended December 31,
                                        -------------------------
                                         1995       1994    1993
                                        ------     ------  ------
The Company (including crop insurance)
  Loss Ratio                             78.2%(1)   70.8%   78.4%
  Expense Ratio                          26.1       25.6    28.8
                                        -----      -----   -----
  Combined Ratio                        104.3%      96.4%  107.2%
                                        =====      =====   =====
The Company (excluding crop insurance)
  Loss Ratio                             80.6%(2)   72.2%   74.9%
  Expense Ratio                          31.2       30.4    30.1
                                        -----      -----   -----
  Combined Ratio                        111.8%     102.6%  105.0%
                                        =====      =====   =====
Industry Average(3)
  Loss Ratio                             78.8%      81.1%   79.5%
  Expense Ratio                          27.6       27.3    27.4
                                        -----      -----   -----
  Combined Ratio                        106.4%     108.4%  106.9%
                                        =====      =====   =====

- ---------------
(1) The $22.3 million loss reserve strengthening taken by the Company in 1995 accounts for 8.2% of the loss ratio for 1995. See "Loss and Loss Adjustment Expense Reserves."

(2) The $22.3 million loss reserve strengthening taken by the Company in 1995 accounts for 9.9% of the loss ratio for 1995. See "Loss and Loss Adjustment Expense Reserves."

(3)  Source: Best's Aggregates & Averages - Property Casualty
     (1995 Edition).  Ratios for 1995 are from A.M. Best.

Underwriting

          The Company's goal is to yield underwriting results better than industry averages. To accomplish this, the Company organizes its underwriting staff by product line, enabling underwriters to focus on the unique risks associated with the specialty coverages written by the Company. The Company seeks to ensure that each specialty product or program fits into the Company's goal through a strategic planning process whereby divisional managers evaluate the historical and expected levels of underwriting profitability of the coverages written by such division. The Company then allocates its capital among product lines where it believes the best underwriting opportunities exist.

          Within each division, each underwriter is required to comply with risk parameters, retention limits and rates and forms prescribed by the Company. All underwriting operations of the Company are subject to special periodic audit by the Company's home office personnel and the reinsurers which accept a portion of these risks.

          Generally, the Company grants general agents the authority to sell and bind insurance coverages in accordance with detailed procedures and limitations established by the Company. The Company promptly reviews coverages bound by agents, decides whether the insurance is written in accordance with such procedures and limitations, and, subject to state law limits and policy terms, may cancel coverages that are not in compliance.

          Within the General Agency Division, Acceptance Risk
Managers and Professional Liability Insurance Managers, who write more difficult casualty and professional lines business, grant no authority to general agents but rather each risk must be submitted to the underwriter for individual consideration.

          The Company grants limited binding authority to certain independent agents in certain lines of business, and provides that all other agents submit all quotes to the Company's underwriting staff in order for such coverages to be bound. Business that is outside an agent's binding authority must be submitted to the Company's underwriting staff to obtain approval to bind such coverages.

Claims

          The Company's claims department administers all claims and directs all legal and adjustment aspects of the claims handling process. To assist in settling claims the Company regularly uses independent adjusters, attorneys and investigators. Recently, the Company reorganized its claims department under two recently appointed senior claims vice presidents. The first, employed in 1993, supervises litigation claims files and other complex and serious claims; the second, employed in 1996, administers the other claim files and supervises the claims handlers. Under the new structure, the Company will emphasize the use of internal staff rather than independent adjusters, improving claims processing systems and rapid response mechanisms. The Company believes that the new structure will help to reduce loss adjustment expense, shorten the life of open claim files and permit the Company to estimate more rapidly and consistently future claim liabilities.

Loss and Loss Adjustment Expense Reserves

          In the property and casualty insurance industry, it is not unusual for significant periods of time, ranging up to several years, to elapse between the occurrence of an insured loss, the report of the loss to the insurer and the insurer's payment of that loss. The liability for losses and loss adjustment expenses is determined by management based on historical patterns and expectations of claims reported and paid, losses which have occurred but which are not yet reported, trends in claim experience, information available on an industry-wide basis, changes in the Company's claim handling procedures and premium rates. The Company's lines of specialty insurance business are considered less predictable than standard insurance coverages. The effects of inflation are implicitly reflected in these loss reserves through the industry data utilized in establishing such reserves. The Company does not discount its reserves to estimated present value for financial reporting purposes.

          In examining reserve adequacy, historical data is reviewed, and, as additional experience and other data become available and is reviewed, these estimates and judgments are revised, resulting in increases or decreases to reserves for insured events of prior years. In 1995, the Company made an additional provision through a charge to earnings of $22.3 million for its reestimated liability for losses and loss adjustment expenses for 1994 and prior accident years. The liability established represents management's best estimate and is based on sources of currently available evidence including an analysis prepared by an independent actuary engaged by the Company. Even with such extensive analyses, the Company believes it is reasonably possible that its ultimate liability may vary by five percent.

          The Company annually obtains an independent review of its loss reserving process and reserve estimates by a independent professional actuary as part of the annual audit of its financial statements.

          The following table presents an analysis of the Company's reserves, reconciling beginning and ending reserve balances for the periods indicated:

                                      Years Ended December 31,
                                    ----------------------------
                                      1995      1994      1993
                                    --------  --------  --------
Net loss and loss adjustment
  expense reserves at beginning
  of year                           $141,514  $115,714  $ 77,627
                                    --------  --------  --------
Net loss and loss adjustment
  expense reserves of Redland
  at date of acquisition                --       --       13,499
                                    --------  --------  --------
Provisions for net losses and
  loss adjustment expenses for
  claims occurring in the current
  year                               190,019   137,881    90,250

Increase in net reserves for
  claims occurring in prior years     22,318     5,070     2,555
                                    --------  --------  --------
                                     212,337   142,951    92,805
                                    --------  --------  --------
Net losses and loss adjustment
  expenses paid for claims
  occurring during:
  The current year                   (80,281)  (60,375)  (40,209)
  Prior years                        (72,214)  (56,776)  (28,008)
                                    --------  --------  --------
                                    (152,495) (117,151)  (68,217)
                                    --------  --------  --------
Net loss and loss adjustment
  expense reserves at end of year    201,356   141,514   115,714

Reinsurance recoverable on unpaid
  losses and loss adjustment
  expenses                           167,888    79,811    95,886
                                    --------  --------  --------
Gross loss and loss adjustment
  expense reserves                  $369,244  $221,325  $211,600
                                    ========  ========  ========

          The following table presents the development of balance sheet net loss reserves from calendar years 1985 through 1995. The top line of the table shows the loss reserves at the balance sheet date for each of the indicated years. These amounts are the estimates of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The middle section of the table shows the cumulative amount paid, expressed as a percentage of the initial reserve amount, with respect to previously recorded reserves as of the end of each succeeding year. The lower section of the table shows the reestimated amount, expressed as a percentage of the initial reserve amount, of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Net cumulative redundancy (deficiency)" caption represents the aggregate percentage increase (decrease) in the initial reserves estimated. It should be noted that the table presents "run off" of balance sheet reserves, rather than accident or policy year loss development. The Company computes the cumulative redundancy (deficiency) annually on a calendar year basis.

          The establishment of reserves is an inherently uncertain process. The Company underwrites both property and casualty coverages in a number of specialty areas of business which may involve greater risks than standard property and casualty lines. These risk components may make more difficult the task of estimating reserves for losses, and cause the Company's underwriting results to fluctuate. Further, conditions and trends that have affected the development of loss reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this information.

          The Company adopted Statement of Financial Accounting Standards No. 113 ("SFAS #113"), "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," effective January 1, 1993. The effect of the application of SFAS #113 resulted in the reclassification of amounts ceded to reinsurers, which amounts were previously reported as a reduction in unearned premium and unpaid losses and loss adjustment expenses, to assets on the consolidated balance sheet. The table below includes a reconciliation of net loss and loss adjustment expense reserves to amounts presented on the consolidated balance sheet after reclassifications related to the adoption of SFAS #113. The gross cumulative deficiency is presented for 1992 through 1994, the only years on the table for which the Company has restated amounts in accordance with SFAS #113.

                                                       Years Ended December 31,
                                          ----------------------------------------------------
                                           1985     1986     1987     1988     1989     1990
                                          -------  -------  -------  -------  -------  -------
Net reserves for unpaid
  losses and loss
  adjustment expenses                     $ 7,894  $17,373  $27,730  $34,092  $43,380  $58,439
Cumulative amount of net
  liability paid through:
    One year later                          48.9%    32.5%    30.6%    30.5%    30.0%    40.6%
    Two years later                         81.2%    63.1%    56.7%    52.1%    59.5%    70.8%
    Three years later                      109.1%    84.7%    72.9%    68.7%    76.1%    88.5%
    Four years later                       125.0%    93.4%    81.8%    77.0%    84.5%   101.2%
    Five years later                       126.3%   100.1%    84.7%    81.5%    89.2%   107.5%
    Six years later                        128.2%   100.5%    87.1%    85.3%    93.4%
    Seven years later                      128.1%   100.9%    88.2%    89.8%
    Eight years later                      128.4%   102.2%    95.0%
    Nine years later                       128.8%   112.4%
    Ten years later                        142.2%
Net reserves reestimated as of:
    One year later                         110.5%    99.3%    96.6%    97.9%    99.1%   100.3%
    Two years later                        120.2%   104.7%    97.6%    92.3%    95.2%   102.3%
    Three years later                      134.1%   107.3%    91.3%    87.3%    91.4%   107.4%
    Four years later                       134.4%   103.0%    89.7%    84.9%    92.5%   110.7%
    Five years later                       129.5%   103.6%    88.1%    85.3%    94.0%   112.7%
    Six years later                        129.9%   102.5%    88.8%    86.6%    95.9%
    Seven years later                      129.0%   102.7%    88.9%    91.0%
    Eight years later                      128.9%   103.0%    95.4%
    Nine years later                       129.6%   112.7%
    Ten years later                        142.9%
Net cumulative redundancy
   (deficiency)                            -42.9%   -12.7%     4.6%     9.0%     4.1%   -12.7%

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

Reestimated net reserves for unpaid
  loss and loss adjustment expenses

Gross cumulative redundancy (deficiency)

                                                          Years Ended December 31,
                                          --------------------------------------------------------
                                           1991       1992         1993       1994          1995
                                          -------    -------      -------    -------       -------
Net reserves for unpaid
  losses and loss
  adjustment expenses                     $ 66,132   $ 77,627    $115,714    $141,514      $201,356
Cumulative amount of net
  liability paid through:
    One year later                           45.7%      36.1%       49.1%       51.0%
    Two years later                          72.3%      73.6%       80.5%
    Three years later                        96.6%      94.5%
    Four years later                        108.1%
    Five years later
    Six years later
    Seven years later
    Eight years later
    Nine years later
    Ten years later
Net reserves reestimated as of:
    One year later                          103.5%     103.3%      104.4%      115.8%
    Two years later                         109.9%     109.7%      114.5%
    Three years later                       116.9%     117.9%
    Four years later                        120.1%
    Five years later
    Six years later
    Seven years later
    Eight years later
    Nine years later
    Ten years later
Net cumulative redundancy
   (deficiency)                             -20.1%     -17.9%      -14.5%      -15.8%(1)

Gross reserves for unpaid loss and
  loss adjustment expenses                           $127,666    $211,600    $221,325      $369,244
Reinsurance recoverable on unpaid
  loss and loss adjustment expenses                    50,039      95,886      79,811       167,888
                                                      -------     -------     -------       -------
Net reserves for unpaid loss and
  loss adjustment expenses                             77,627     115,714    $141,514      $201,356
                                                                                            =======
Reestimated gross reserves for unpaid
  loss and loss adjustment expenses                    110.4%      113.8%      115.1%
Reestimated reinsurance recoverable on
  unpaid loss and loss adjustment
  expenses                                              98.9%      112.9%      114.0%
                                                      -------     -------     -------
Reestimated net reserves for unpaid loss
  and loss adjustment expenses                         117.9%      114.5%      115.8%
                                                      -------     -------     -------
Gross cumulative redundancy (deficiency)               -10.4%      -13.8%      -15.1%
                                                      =======     =======     =======

- ---------------
(1)  Cumulative deficiencies appearing in the Company's reserve estimates for 1994 resulted from adverse development of losses occurring in 1994 and prior accident years primarily in its commercial automobile, general liability and commercial multi-peril lines of business.  The actual loss experience of these lines differed from estimated losses.  See "Management's
     Discussion and Analysis of Financial Condition and Results of Operations - Year Ended December
     31, 1995 Compared To Year Ended December 31, 1994".

Reinsurance

          A significant component of the Company's business strategy involves the structuring of reinsurance to reduce volatility in its business segments as well as to avoid large or catastrophic loss exposure. Reinsurance involves an insurance company transferring, or ceding, all or a portion of its exposure on insurance to a reinsurer. The reinsurer assumes the ceded exposure in return for a portion of the premium received by the insurance company. Reinsurance does not discharge the insurer from its obligations to its insured. If the reinsurer fails to meet its obligations, the ceding insurer remains liable to pay the insured, but the reinsurer is liable to the ceding insurer to the extent of the reinsured portion of any loss.

          The Company limits its exposure under individual policies by purchasing excess of loss and quota share reinsurance, as well as maintaining catastrophe reinsurance to protect against catastrophic occurrences where claims can arise under several policies from a single event, such as a hurricane, earthquake, wind storm, riot, tornado or other extraordinary event.

          The Company generally retains the first $500,000 of risk under its casualty lines, ceding the next $2,500,000 to reinsurers; and 25% of the first $500,000 of risk under its property lines, ceding the other 75% to reinsurers and the next $500,000 per risk to other reinsurers. The Company maintains a separate 70% quota share treaty for the complex general liability and products and professional liability lines it writes. To the extent that individual policies in any line exceed reinsurance treaty limits, the Company purchases reinsurance on a facultative (specific policy) basis.

          The Company maintains catastrophe reinsurance for its casualty lines which provides coverages of $7 million in excess of $3 million of aggregate risk per occurrence, and for its property lines, which provides catastrophe coverage of 95% of $18,750,000 in excess of $5,000,000 per catastrophe.

          In its Minnesota workers' compensation business, the Company buys catastrophe coverage on an unlimited basis from the Minnesota Workers Compensation Reinsurance Association in excess of $450,000 retention per occurrence. In other states the Company purchases $9.5 million of coverage in excess of $500,000 per person and $49.5 million in excess of $500,000 per occurrence from private insurers.

          The Company reinsures its MPCI business with various federal reinsurance pools administered by the CFSA. In 1995, the Company ceded to the CFSA an aggregate of 43% of its gross MPCI premium. The Company's net exposure on MPCI business is further reduced by excess of loss reinsurance purchased from private carriers.

          Approximately 35% of the Company's crop hail business is reinsured through quota share agreements, supplemented by surplus and excess of loss contracts. Surplus agreements generally limit the Company's quota share exposure to $1,500,000 per county or township. Excess of loss reinsurance is purchased to cover 96.25% of net retained losses exceeding 77% up to 98% of retained premiums and 95% of net retained losses exceeding 98% up to 105.5% of retained premiums.

          At December 31, 1995, 96% of the Company's outstanding reinsurance recoverables were from domestic reinsurance companies or the federal government, 96% of which was from reinsurance companies rated A- (excellent) or better by A.M. Best or from the federal government. The balance was primarily placed with major international reinsurers.

Investments

          The Company's investment policy is to maximize the after-tax yield of the portfolio while emphasizing the stability and preservation of the Company's capital base. Further, the portfolio is invested in types of securities and in an aggregate duration which reflect the nature of the Company's liabilities and expected liquidity needs. The Company manages its portfolio internally. Effective January 1, 1994, all of the Company's fixed maturity securities were classified as available for sale and carried at market value. The investment portfolio at December 31, 1995 and December 31, 1994, consisted of the following:

                                                  December 31, 1995     December 31, 1994
                                                 -------------------   -------------------
                                                 Amortized   Fair      Amortized   Fair
Type of Investment                                 Cost      Value       Cost      Value
- ------------------                               ---------  --------   ---------  --------
Fixed maturity securities
  U.S. Treasury and government securities        $ 51,022   $ 51,689   $ 68,308   $ 66,087
  States, municipalities and political
    subdivisions                                   69,433     71,194     39,544     37,595
  Other debt securities                            27,484     28,197     28,199     27,423
  Mortgage-backed securities                       72,359     67,220     73,024     59,075
                                                 --------   --------   --------   --------
       Total fixed maturity securities            220,298    218,300    209,075    190,180
  Common stocks                                    15,211     17,929      5,960      5,772
  Preferred stocks                                 31,299     30,608      7,803      6,758
  Commercial mortgages                             11,290     11,290      1,869      1,869
  Real estate                                       3,354      3,354      3,891      3,891
  Short-term investments(1)                        86,520     86,520     56,273     56,273
                                                 --------   --------   --------   --------
       Total                                     $367,972   $368,001   $284,871   $264,743
                                                 ========   ========   ========   ========

- ---------------
(1)  Due to the short-term nature of crop insurance, the Company must maintain short-term investments to fund amounts due to pay losses.  Historically, these short-term funds are highest in the fall corresponding to the cash flow in the agricultural industry.

          The following table sets forth, as of December 31, 1995, the composition of the Company's fixed maturity securities portfolio by time to maturity:

                                         Carrying
         Maturity                         Value       Percent
         --------                        --------     -------
1 year or less                           $ 14,918       6.8%
More than 1 year through 5 years           45,949      21.1%
More than 5 years through 10 years         40,688      18.6%
More than 10 years                         49,525      22.7%
Mortgage-backed securities                 67,220      30.8%
                                          -------     -----
     Total                               $218,300     100.0%
                                          =======     =====

          The Company's investment results for the periods indicated are set forth below:

                                   Years Ended December 31,
                              ----------------------------------
                                1995         1994         1993
                              --------     --------     --------
                              (in thousands, except percentages)
Net investment income         $ 20,651     $ 13,276     $ 10,844
Average investment
  portfolio(1)                 321,251      220,125      173,182
Pre-tax return on average
  investment portfolio             6.4%         6.0%         6.3%
Net realized gains            $  2,707     $    554     $  2,250

- ---------------
(1) Average investment portfolio represents the average of the beginning and ending investment portfolio (excluding real estate) computed on a quarterly basis.

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

          The Company's admitted insurance business is subject to comprehensive, detailed regulation throughout the United States, under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. The primary purpose of such regulations and supervision is the protection of policyholders and claimants rather than stockholders or other investors. Depending on whether the insurance company is domiciled in the state and whether it is an admitted or non-admitted insurer, such authority may extend to such things as (i) periodic reporting of the insurer's financial condition; (ii) periodic financial examination; (iii) approval of rates and policy forms; (iv) loss reserve adequacy; (v) insurer solvency; (vi) the licensing of insurers and their agents; (vii) restrictions on the payment of dividends and other distributions;
(viii) approval of changes in control; and (ix) the type and amount of permitted investments.

          The Company also is subject to laws governing insurance holding companies in Nebraska, Iowa, Arizona and Texas, where the Insurance Companies are domiciled. These laws, among other things, require the Company to file periodic information with state regulatory authorities including information concerning its capital structure, ownership, financial condition and general business operations; regulate certain transactions between the Company, its affiliates and the Insurance Companies, including the amount of dividends and other distributions and the terms of surplus notes; and restrict the ability of any one person to acquire certain levels of the Company's voting securities without prior regulatory approval.

          Except for interest on surplus notes issued by the Insurance Companies, Acceptance is dependent for funds to pay its operating and other expenses upon dividends and other distributions from its subsidiaries, the payment of which are subject to review and authorization by state insurance regulatory authorities. The laws of such states generally restrict dividends from the Insurance Companies to Acceptance to certain statutorily approved limits. During 1996, the statutory limitations on dividends from the Insurance Companies to Acceptance without further Insurance Department approval are approximately $10.5 million.

          Other regulatory and business considerations may further limit the willingness of the Insurance Companies to pay dividends. For example, the impact of dividends on surplus could affect an insurers' competitive position, the amount of premiums that it can write and its ability to pay future dividends. Further, the insurance laws and regulations of Nebraska, Iowa, Arizona and Texas require that the statutory surplus of an insurance company domiciled therein, following any dividend or distribution by such company, be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

          While the non-insurance company subsidiaries are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount which a subsidiary within the holding company system may charge any of the Insurance Companies for services (e.g., agents' commissions).

          The Company's MPCI program is federally-regulated and supported by the federal government by means of premium subsidies to farmers and expense reimbursement and federal reinsurance pools for private insurers. Consequently, the MPCI program is subject to oversight by the legislative and executive branches of the federal government, including the CFSA. The MPCI program regulations generally require compliance with federal guidelines with respect to underwriting, rating and claims administration. The Company is required to perform continuous internal audit procedures and is subject to audit by several federal government agencies.

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

          The NAIC recently approved and recommended that states adopt and implement several regulatory initiatives designed to be used by regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies and to decrease the risk of insolvency of insurance companies. These initiatives include the implementation of the Risk Based Capital ("RBC") standards for determining adequate levels of capital and surplus to support four areas of risk facing property and casualty insurers: (a) asset risk (default on fixed income assets and market decline), (b) credit risk (losses from unrecoverable reinsurance and inability to collect agents' balances and other receivables), (c) underwriting risk (premium pricing and reserve estimates), and (d) off-balance sheet/growth risk (excessive premium growth and unreported liabilities). At December 31, 1995 the Insurance Companies meet the RBC requirements as promulgated by the domiciliary states of the Insurance Companies and the NAIC.

          The eligibility of the Insurance Companies to write insurance on a surplus lines basis is dependent on their compliance with certain financial standards, including the maintenance of a requisite level of capital and surplus and the establishment of certain statutory deposits. State surplus lines laws typically: (i) require the insurance producer placing the business to show that he or she was unable to place the coverage with admitted insurers; (ii) establish minimum financial requirements for surplus lines insurers operating in the state; and (iii) require the insurance producer to obtain a special surplus lines license. In recent years, many jurisdictions have increased the minimum financial standards applicable to surplus lines eligibility.

          The Insurance Companies also may be required under the solvency or guaranty laws of most states in which they are licensed to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insolvent or rehabilitated insurance companies. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. Some state laws and regulations further require participation by the Insurance Companies in pools or funds to provide types of insurance coverages which they would not ordinarily accept.

     Uncertainties Affecting the Insurance Business

          The property and casualty insurance business is highly competitive, with over 3,000 insurance companies in the United States, many of which have substantially greater financial and other resources, and may offer a broader variety of coverages than those offered by the Company. Beginning in the latter half of the 1980s, there has been severe price competition in the insurance industry which has resulted in a reduction in the volume of premiums written by the Company in some of its lines of businesses, because of its unwillingness to reduce prices to meet competition. The specialty property and casualty coverages underwritten by the Company may involve greater risks than more standard property and casualty lines. These risks may include a lack of predictability, and in some instances, the absence of a long-term, reliable historical data base upon which to estimate future losses.

          Pricing in the property and casualty insurance industry is cyclical in nature, fluctuating from periods of intense price competition, which led to record underwriting losses during the early 1980's, to periods of increased market opportunity as some carriers withdrew from certain market segments. Despite increased price competition in recent years, the Company has maintained consistent earned premium income during such periods, principally through geographic expansion, acquisitions and implementation of new insurance programs.

          The Company's results also may be influenced by factors influencing the insurance industry generally and which are largely beyond the Company's control. Such factors include (a) weather related catastrophes; (b) taxation and regulatory reform at both the federal and state level; (c) changes in industry standards regarding rating and policy forms; (d) significant changes in judicial attitudes towards liability claims; (e) the cyclical nature of pricing in the industry; and (f) changes in the rate of inflation, interest rates and general economic conditions. The Company's crop insurance results are particularly subject to wide fluctuations because of weather factors influencing crop harvests. Crop insurance results are not generally known until the last half of the year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

          The insurance business is highly regulated and supervised in the states in which the Insurance Companies conduct business. The crop insurance lines are subject to significant additional federal regulation. The regulations relating to the property and casualty and crop insurance business at both the state and federal level are frequently modified and such modifications may impact future insurance operations. See "Regulation."

          Adverse loss experience for 1994 and prior years resulted in a strengthening of loss reserves at December 31, 1995, in the amount of $22.3 million. The establishment of appropriate loss reserves is an inherently uncertain process, and, it has been necessary, and over time may continue to be necessary, to revise estimated loss reserve liabilities. See "Loss and Loss Adjustment Reserves," for a further discussion of the impact of the loss reserve strengthening done in 1995 and other factors which may, in the future, influence loss reserve estimates.

          Property and casualty insurance is a capital intensive business and the Company is obliged to maintain minimum levels of surplus in the Insurance Companies in order to continue writing insurance at current levels or to increase its writings, and also to meet various operating ratio standards established by state insurance regulatory authorities and by insurance rating bureaus. Without additional capital, the Company could be required to curtail growth or even to reduce its volume of premium writings in order to satisfy state regulations or to maintain its current A- (excellent) rating from A.M. Best. The Company's history is one of continuing premium growth, and it may be expected to require additional capital from time to time, through additional offerings of its securities, increase in its debt or otherwise. The Company continually reviews the surplus needs of the Insurance Companies, and may, from time-to-time, need to seek additional funding.

Employees

          At March 13, 1996 the Company and its subsidiaries employed 20 salaried executives and 1,029 other personnel.
Acceptance believes that relations with its employees are good.

Item 2.  Properties.

          The following table sets forth certain information regarding the principal properties of the Company.

                           General                     Leased/
Location                  Character        Size        Owned(1)
- --------                  ---------        ----        --------
Omaha, NE                  Office     80,000 sq. ft.    Leased
Council Bluffs, IA-A       Office     76,000 sq. ft.    Leased
Council Bluffs, IA-B       Office     33,000 sq. ft.    Leased
Council Bluffs, IA-C       Office     28,000 sq. ft.    Leased
Burlington, NC             Office     18,000 sq. ft.    Leased
Phoenix, AZ                Office     33,000 sq. ft.    Leased
Scottsdale, AZ             Office     20,000 sq. ft.    Leased

- ---------------
(1) The range of expiration dates for these leases is November 30, 2001 (Omaha), December 31, 1996 with five year option (Council Bluffs-A), June 30, 1997 (Council Bluffs-B), November 30, 1996 (Council Bluffs-C), December 31, 2000 (Burlington), February 21, 2000 (Phoenix), and December, 1998 (Scottsdale).

Item 3.  Legal Proceedings.

          Other than as set forth in Note 9 to the consolidated financial statements, there are no material legal proceedings pending involving the Company or any of its subsidiaries which require reporting pursuant to this Item.

Item 4.  Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                            PART II.

Item 5.  Market for Registrant's Equity and Related Stockholder
Matters.

          The Common Stock is listed and traded on the NYSE. The following table sets forth the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape for the fiscal quarters indicated.

                                             High         Low
                                             ----         ---
Year Ended December 31, 1994
  First Quarter                            $13 3/4      $11 1/8
  Second Quarter                            13 5/8       11 3/8
  Third Quarter                             15 1/8       12 3/4
  Fourth Quarter                            18           12 5/8

Year Ended December 31, 1995
  First Quarter                             16 5/8       14 1/8
  Second Quarter                            16           13 1/2
  Third Quarter                             17 1/2       13 1/2
  Fourth Quarter                            15 3/4       13 1/8

Year Ending December 31, 1996
  First Quarter                             15 1/2       13 7/8
    (through March 25, 1996)

          The closing sales price of the Common Stock on March 25, 1996, as reported on the NYSE Composite Tape, was
$14.625 per share. As of March 25, 1996, there were approximately 1,850 holders of record of the Common Stock.

          The Company has not paid cash dividends to its shareholders during the periods indicated above and does not anticipate that it will pay cash dividends in the foreseeable future. The Revolving Credit Facility prohibits the payment of cash dividends to shareholders. See "Regulation" for a description of restrictions on payment of dividends to the Company from the Insurance Companies.

Item 6.  Selected Consolidated Financial Data.

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

                                                            Years Ended
                                                            December 31,
                                     -----------------------------------------------------------
                                      1995(1)     1994(1)     1993(1)       1992         1991
                                     ---------   ---------   ---------   ----------   ----------
                                           (In thousands, except per share data and ratios)
Income Statement Data:
  Insurance Revenues:
    Gross premiums written           $537,349    $447,483    $256,042    $152,091     $104,853
                                      =======     =======     =======     =======      =======
    Net premiums written             $286,183    $229,176    $137,505    $ 84,085     $ 62,982
                                      =======     =======     =======     =======      =======
    Net premiums earned              $271,584    $202,659    $128,082    $ 79,164     $ 65,164
    Net investment income              19,851      12,864      10,467       8,220        6,103
    Net realized capital gains          2,531         554       2,250       1,046        1,953
    Agency income                       2,863       3,629       4,119       3,992        1,645
                                      -------     -------     -------     -------      -------
      Insurance revenues              296,829     219,706     144,918      92,422       74,865
  Non-insurance revenues                  976         412         377       2,610        5,824
                                      -------     -------     -------     -------      -------
  Total revenues                      297,805     220,118     145,295      95,032       80,689

  Insurance expenses:
    Losses and loss adjustment
      expenses                        212,337     142,951      92,805      60,025       46,917
    Underwriting and other expenses    72,602      52,627      36,905      23,523       19,433
    Agency expenses                     2,596       3,180       3,794       3,736        1,624
                                      -------     -------     -------     -------      -------
      Insurance expenses              287,535     198,758     133,504      87,284       67,974
  Non-insurance expenses                2,165       1,684       1,225       3,107       11,533
                                      -------     -------     -------     -------      -------
  Total expenses                      289,700     200,442     134,729      90,391       79,507
                                      -------     -------     -------     -------      -------
  Operating profit (loss)               8,105(2)   19,676      10,566       4,641(3)     1,182

  Other income (expense):
    Interest expense                   (2,591)     (1,693)     (2,235)     (4,428)      (5,712)
    Other income (expense), net          (171)       (271)       (340)       (823)     (18,728)(6)
                                      -------     -------     -------     -------      -------
    Income (loss) from continuing
      operations before income taxes
      and minority interests            5,343      17,712       7,991        (610)     (23,258)(6)

  Provision (benefit) for income
    taxes(4)                            1,188      (3,443)        167          --           --
  Minority interests in net income
    (loss) of consolidated
    subsidiaries                         --            80         238         216         (148)
                                      -------     -------     -------     -------      -------
  Net income (loss) from
    continuing operations(5)         $  4,155(2) $ 21,075    $  7,586    $   (826)(3) $(23,110)(6)
                                      =======     =======     =======     =======      =======
  Net income (loss) from
    continuing operations
    per share:
    - Primary                        $    .28    $   1.71    $   0.86    $  (0.24)    $  (6.78)
    - Fully diluted                       .27        1.68        0.85       (0.24)       (6.78)

GAAP Ratios:
  Loss ratio                            78.2%       70.5%       72.5%       75.8%        72.0%
  Expense ratio                         26.7%       26.0%       28.8%       29.7%        29.8%
                                      -------     -------     -------     -------      -------
  Combined loss and expense ratio      104.9%       96.5%      101.3%      105.5%       101.8%
                                      =======     =======     =======     =======      =======

                                                            December 31,
                                     ---------------------------------------------------------
                                       1995        1994        1993        1992         1991
                                     --------    --------    --------    --------     --------
Balance Sheet Data:
  Investments                        $368,001    $264,743    $187,986    $124,311     $114,187
  Total assets                        781,034     543,087     409,385     257,734      207,532
  Loss and loss adjustment
    expense reserves                  369,244     221,325     211,600     127,666       66,132
  Unearned premiums                   124,122      97,170      60,114      41,709       19,958
  Borrowings and term debt             69,000      29,000      18,951      33,567       55,473
  Stockholders' equity                177,787     159,754      95,717      34,523       35,042

Other Data:
  Statutory Surplus of Insurance
    Companies                         169,628     126,272      73,910      34,527       27,693

__________________

(1)  For a discussion of the accounting treatment of the Company's MPCI business, the results of which are included beginning July 1, 1993, see "Management's Discussion and Analysis of
     Financial Condition and Results of Operations -- General."

(2)  Net income was reduced in 1995 by the strengthening of loss reserves in the amount of approximately $22.3 million relating principally to 1994 and prior year losses in the commercial auto liability and general liability and commercial multi-peril lines of insurance.
     See "Management's Discussion and Analysis of Financial Condition and Results of Operations --
     Year Ended December 31, 1995 Compared to Year Ended December 31, 1994."

(3)  Net Income was reduced in 1992 by the strengthening of loss reserves in the amount of approximately $2.1 million on two lines of insurance and $1.7 million of incurred losses relating to two hurricanes.

(4)  Results for 1994 and 1993 reflect the utilization of tax loss carryforwards and other temporary differences resulting from prior non-insurance operations.

(5)  In 1991 the Company sold its citrus operations and reported such operations for 1991 and prior years as discontinued operations.  Accordingly information regarding the citrus operations is excluded from this table.  The Company recorded a provision for the expected loss on disposal of its investment in the citrus operations of approximately $19,600,000, or $5.75 per share, in
     1991 which is excluded from loss and loss per share from continuing operations.

(6)  Included in other income (expense), net and loss from continuing operations for the year ended
     December 31, 1991, is a non-cash charge of $15.3 million, or $4.49 per share, to reduce the
     Company's equity investment in real estate operations to estimated net realizable value incurred as a part of the restructuring of certain prior non-insurance operations.

(7)  Statutory data has been derived from the separate financial statements of the Insurance
     Companies prepared in accordance with SAP.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

          The following discussion and analysis of financial condition and results of operations of the Company and its consolidated subsidiaries should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere herein.

General

          Over the past five years, premiums written in the Company's insurance operations have consistently increased, both as the result of acquisitions and through internal growth. In the third quarter of 1995, the Company's decision to strengthen loss reserves resulted in a loss for that quarter of $5,961,000. Otherwise, the Company has reported operating profits in each quarter beginning with the third quarter of 1992, when the phasing out of its prior non-insurance operations was substantially completed.

          Increased premium volume in recent periods has been the result of the Company's strategy of acquiring niche businesses and increasing premiums written in selected lines. The Company's most significant recent acquisition was its purchase in July 1993 of The Redland Group, Inc., which provides MPCI, crop hail and other named peril crop insurance and certain standard property and casualty coverages to the rural market. Following its acquisition by the Company, Redland has increased the volume of its MPCI Premium, and was the fourth largest MPCI writer in the United States in 1995.

          MPCI is a government-sponsored program with accounting treatment which differs from more traditional property and casualty insurance lines. For income statement purposes, gross premiums written consist of the aggregate amount of MPCI premiums paid by farmers, and does not include any related federal premium subsidies or expense reimbursement. The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the CFSA. For income statement purposes, any such profit share earned by the Company, net of the cost of third party reinsurance, is shown as net premiums written, which equals net premiums earned for MPCI business; whereas, any share of losses payable by the Company is charged to losses and loss adjustment expenses. Due to various factors, including timing and severity of losses from storms and other natural perils and crop production cycles, the profit or loss on MPCI premiums is primarily recognized in the second half of the calendar year.
The Company relies on loss information from the field to determine (utilizing a formula established by the CFSA) the level of losses that should be considered in estimating the profit or loss during this period. Based upon available loss information, the Company records an estimate of the profit or loss during the third quarter and then re-evaluates the estimate using additional loss information available at year-end to determine any remaining portion to be recorded in the fourth quarter. All expense reimbursements received are credited to underwriting expenses.

          Certain other characteristics of the Company's crop business also may affect comparisons, including: (i) the seasonal nature of the business whereby profits or losses are generally recognized predominantly in the second half of the year; (ii) the short-term nature of crop business whereby losses are known within a short time period; and (iii) the limited amount of investment income associated with crop business. In addition, cash flows from such business differ from cash flows from certain more traditional lines. See "- Liquidity and Capital Resources" below. The seasonal and short term nature of the Company's crop business, as well as the impact on such business of weather and other natural perils, may produce more volatility in the Company's operating results on a quarter to quarter or year to year basis than has historically been present in the operations of the Company.

Forward-Looking Information

          Except for the historical information contained in this Annual Report on Form 10-K, matters discussed herein are forward-looking. Such forward-looking information reflects the Company's current best estimates regarding future operations, but, since these are only estimates, actual results may differ materially from such estimates.

          A variety of events, most of which are outside the Company's control, cannot be accurately predicted and may materially impact estimates of future operations. Important among such factors are adverse weather conditions, natural disasters, changes in state and federal regulations, price competition impacting premium levels, changes in tax laws, financial market performance, changes in court decisions effecting coverages, and adverse general economic conditions.

          The Company's results are significantly impacted by its crop business, particularly its MPCI line. Results from the crop lines are not generally known until the third and fourth quarters of the year, after crops are harvested. Crop results are particularly dependent on events beyond the Company's control, notably weather conditions during the crop growing seasons in the states where the Company writes a substantial amount of its crop insurance. Additionally, federal regulations governing aspects of crop insurance are frequently modified, and any such changes may impact crop insurance results.

          Forward-looking information set forth herein does not take into account any impact from adverse weather conditions during the 1996 crop season, or the various other factors noted above which may adversely affect crop and non-crop operating results.

Results of Operations

Year Ended December 31, 1995
Compared to Year Ended December 31, 1994

          The Company's net income fell 80.3% for the year ended December 31, 1995 from $21.1 million in 1994 to $4.2 million in 1995. This reduction in net income resulted as premium growth in the Company's general agency and program divisions, an increase in investment income and an increase in underwriting profits from the Company's crop division were offset by higher than expected losses in the general agency and program divisions, an increase in the Company's expense ratio and a change in the Company's tax status.

          The Company experienced strong premium growth in its general agency division as direct premiums written increased 26.5% for the year ended December 31, 1995 as compared to the year ended December 31, 1994, and net premiums earned grew 39.8% from 1994 to 1995. Earned premiums grew more rapidly than direct premiums as premium growth slowed progressively in each quarter of 1995. The growth in this division came from the continued growth in new business produced from the Company's Scottsdale office which was established in late 1993. The rate of premium growth in 1995 slowed due to an increase in the competitive environment for lines of business written in the general agency division. The Company expects the competitive marketplace to continue unabated, and therefore, is expecting a more modest growth rate during 1996.

          The Company's program division also experienced excellent premium growth during 1995 as direct premiums written increased from $83.9 million in 1994 to $115.4 million in 1995, an increase of 37.5%. Net earned premium increased at a rate of 50.8% from $42.6 million in 1994 to $64.3 million in 1995. This premium growth was principally from new programs established during 1994 and 1995. The Company continues to seek and establish new lines of business within the program division but competitive factors in the marketplace have resulted in somewhat lower growth rates than expected in many of these new programs. The Company continues to emphasize the production of new business within this division as programs within this division typically operate at underwriting expense levels approximately 20% below the general agency division, and therefore, continued growth is expected during 1996.

          The Company's non-standard auto division did not grow during 1995 as premiums remained relatively stable with $29.3 million in direct written premium during 1995 as compared to $29.4 million during 1994. This lack of growth during 1995 resulted primarily from the Company's desire to establish new computer software for its principal programs before seeking additional growth opportunities. The new computer software is now operational in most states, and the Company expects to expand its premium writings as a result of the beneficial marketing impact of this new software and through expansion into new states in 1996.

          The Company's crop division also experienced strong premium growth in 1995 as direct written premiums and net earned premiums increased 21.9% and 30.1% respectively from 1994 to 1995. This premium growth resulted from an increase in the Federal MPCI program, and increases in premium levels under the Company's crop hail insurance program resulting from an increase in rates and the writing of more exposure units in certain states. In late 1994, Congress expanded the MPCI program by enacting the Reform Act. The Act seeks to encourage farmers to participate in the MPCI program and thereby reduce dependencies on traditional disaster relief measures (see the discussion under "General" above). As a result, the Company's MPCI premium increased 42.8% from $128.4 million in 1994 to $183.3 million in 1995. In addition, the Company's MPCI retention also increased from $77.4 million in 1994 to $104.3 million in 1995. The crop industry had experienced several years of adverse experience in the crop hail business prior to 1995, and as a result, crop hail rates have increased while capacity has decreased. Therefore, the Company was able to increase its crop hail writings from $46.5 million in direct written premiums in 1994 to $62.8 million in direct written premiums for 1995.

          The Company's investment income increased 55.6% from $13.3 million in 1994 to $20.7 million in 1995 while the Company's net realized capital gains increased 388.6% from $0.6 million in 1994 to $2.7 million 1995. Investment income increased from both an increase in the average size of the Company's investment portfolio as well as an increase in the average yield on the Company's fixed income investments. The average size of the investment portfolio increased from $220.1 million in 1994 to $321.3 million in 1995 while the Company's pre-tax yield on its portfolio increased from 6.0% in 1994 to 6.4% in 1995. The Company's investment portfolio increased from additional borrowings under the Company's credit facility, positive cash flows from operations, funds from the exercise of warrants in December of 1994 as well as retained earnings. Investment yields increased as the overall interest rate environment provided higher yields during 1995 as compared to 1994.

          While 1995 was a difficult growing season, the Company's underwriting income within its crop division increased from $12.3 million in 1994 to $14.9 million in 1995. This increase was a result of the growth in the MPCI premium and better results in the Company's hail division, offsetting negative results in the Company's named peril crop programs principally from an active storm season in California during 1995. The 1995 growing season in the upper midwest was afflicted with wet weather during the planting season resulting in delayed planting of crops, followed by periods of severe heat in July, stressing newly emerging crops, and an early frost in September of 1995. No such adverse activity occurred in 1994. In addition, the Reform Act changed the profit sharing matrix for participants in the MPCI program providing a higher degree of profit sharing, particularly for companies accepting risks in the commercial underwriting pool. These two factors combined to change the percentage of the Company's profit sharing under the MPCI program from 22.0% in 1994 to 13.4% in 1995. This decrease in the profit sharing percentage was more than offset by the described increase in MPCI premiums and improved crop hail results. The Reform Act was not passed until October of 1994, and therefore, the Federal agencies charged with the oversight of the program had a limited time frame in which to enact guidelines and administrative rules and procedures for changes brought about by the Reform Act. In addition, the wet planting season created additional stress on the MPCI program which required further administrative changes by the Federal Government. As a result, exact results of the MPCI program were more difficult to estimate at December 31, 1995 than they had been in previous years. Any change in the Company's estimate of results in the MPCI program will be recorded in future periods.

          The aforementioned positive factors were offset by higher than expected losses in the Company's general agency and program division, including losses resulting from the strengthening of reserves during 1995 for prior year losses. During the second quarter of 1995, the Company experienced a deterioration in the loss ratio of its commercial automobile liability business. At that time, this was principally attributable to a more rapid emergence of losses from the 1994 year than had been expected by the Company. This trend continued in the third quarter of 1995, and while the noted deterioration was principally in the automobile liability business, the Company believed that similar deviations were likely to appear in other lines of business which develop more slowly than automobile, and therefore, the Company chose in the third quarter to evaluate all major lines of business. After an extensive study by the Company in consultation with its independent actuaries, a pre-tax charge of $17.5 million was made in the third quarter for prior year losses. For the year, the Company increased its reserves for 1994 and prior year losses by $22.3 million pre-tax.

          After the Company completed its review of prior year losses, the new development pattern assumptions were used to estimate ultimate losses for the current 1995 accident year. These new assumptions, severe wind and hail storms in Texas during the second quarter of the year, and adverse results in a few of the Company's business lines such as nursing home liability, homeowners business in South Carolina and used car dealer business in California, combined to create a $5.7 million underwriting loss in the property and casualty divisions of the Company for the 1995 accident year. For the accident year 1995, the Company's accident year loss ratio was 70.7% for the property and casualty division. The Company's underwriting results in the non-standard automobile division were fairly consistent from 1994 to 1995 with this division experiencing a loss ratio of 66.8% in 1995 as compared to 68.9% in 1994. The Company believes that its loss reserves are adequate, but will continue to monitor such reserves closely as new development patterns are verified over time. The Company has curtailed or terminated the programs which experienced the highest loss ratios during 1995. Therefore, the Company would expect property and casualty operation loss ratios to return to a level more similar to 1994 during 1996.

          Underwriting expenses for 1995 increased as a percentage of earned premium from 26.0% during 1994 to 26.7% during 1995. General and administrative expenses also increased by $0.5 million from 1994 to 1995, and expenses in the Company's crop division net of ceding commissions from reinsurers and expense reimbursements from the Federal Government under the MPCI program decreased slightly from $0.8 million in 1994 to $0.7 million in 1995. The increase in the underwriting expense levels were principally attributable to increases in non-standard automobile division expenses related to the implementation of new computer software programs designed to make the Company's product more saleable in the marketplace and to reduce expenses in future years as the division grows. In addition, the Company sought to strengthen its information systems and audit procedures within the program and general agency divisions. The cost of implementation of several new programs in the program division also added to the higher expense ratio for 1995 as compared to 1994. The Company expects the implementation of the new computer program for the non-standard automobile program as well as the investments in systems for the general agency and program divisions to begin to slowly reduce its expense ratio over the next few years. Offsetting these internal expense reductions, the Company is experiencing intense competition in the area of agent's commissions as capacity in the insurance marketplace continues to exceed demand.

          The Company's net income during 1995 was also effected by the impact of income taxes. The Company received a benefit of $3.4 million from income taxes in 1994 as opposed to an expense of $1.2 million from income taxes in 1995. As a result of prior noninsurance operations, the Company generated significant tax loss carryforwards and other temporary differences, all of which were used by the end of 1994. The Company does not expect any further tax benefits during 1996, and therefore, would expect its tax rate to normalize at a percentage rate in the low thirties of net income before income taxes.

Year Ended December 31, 1994
Compared To Year Ended December 31, 1993.

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

          Losses and loss adjustment expenses increased to $143.0 million versus $92.8 million in 1993 or a 54.0%, increase, consistent with the increase in net premiums earned. The 1994 results were affected by adverse loss and loss adjustment expense development of approximately $5.1 million, primarily from the Company's general liability and commercial multi-peril lines. This adverse development principally related to the 1990 and 1991 accident years, and to a lesser extent to the 1992 and 1993 years, when actual experience differed from historical patterns. In mid 1993, the Company hired a Senior Vice President of Claims to oversee claims operations for all of the insurance subsidiaries. Subsequently, the Company established new policies, procedures, and standards for claims handling. As a result of these changes, the Company experienced an increase in its average reported case reserves during 1994. Accordingly, the Company and its actuaries have placed more emphasis on methodologies, such as, paid loss development and incurred loss development adjusted for increases in its average case reserves.

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

          The Company's net income benefitted from the recognition during the year ended December 31, 1994 of a deferred tax benefit of $9.5 million, which offset taxes that otherwise would have been accrued and resulted in a net income tax benefit of $3.4 million. This net income benefit resulted from the release of a valuation allowance established for a deferred tax asset upon the Company meeting the realizability tests for such asset under Statement of Financial Accounting Standards ("SFAS") #109, "Accounting for Income Taxes", adopted by the Company in January 1993. A valuation allowance was recorded for the full amount of the deferred tax asset at December 31, 1993 because the Company had reported pretax losses from 1989 through 1992. Although the circumstances that generated these losses were not indicative of operating income, management was uncertain of future earnings. As of December 31, 1994, the Company has reported ten consecutive quarters with pre-tax earnings and the Company has used all of its net operating loss carryforwards. Accordingly, management believes it is more likely than not that the Company will realize a portion of the deferred tax asset.
The valuation allowance at December 31, 1994 primarily relates to capital loss items whose realization is uncertain due to insufficient carryforwards of capital gains.

          The Company's net income increased 177.8% to $21.1
million for the year ended December 31, 1994 compared to $7.6 million for the year ended December 31, 1993 because of the factors discussed above.

Liquidity and Capital Resources

          The Company has included a discussion of the liquidity and capital resources requirements of the Company and the Insurance Companies.

The Company - Parent Only

          As an insurance holding company, the Company's assets consist primarily of the capital stock of its subsidiaries, $40 million in surplus notes issued by Acceptance Insurance and investment assets held at the holding company level. The Company's primary sources of liquidity are the receipt of dividends or other distributions from subsidiaries, interest payments on such surplus notes, tax sharing payments from its subsidiaries and net investment income from, and proceeds from the sale of, holding company investments. The Company needs liquidity primarily to service debt, pay operating expenses and taxes and make investments in subsidiaries.

          The four domiciliary states of the Insurance Companies limit the payment of dividends and other distributions by such companies. Under these laws, the maximum aggregate amount of dividend payments permitted to be made by the Insurance Companies in 1996 without prior regulatory approval is approximately $10.5 million, none of which has been paid.

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

          The Company is also a party to a $90 million Credit Agreement with a group of bank lenders, secured by substantially all of the Company's assets. The Credit Agreement provides for a three-year Revolving Credit Facility in amounts not exceeding $75 million and a one-year Term Loan Facility in amounts not exceeding $15 million. Interest is payable quarterly at a rate selected by the Company equal to either the prime rate or LIBOR plus a margin which varies depending on the Company's debt-to-equity ratio and whether funds have been borrowed under the Line of Credit Facility. At December 31, 1995, the outstanding balance under the facility was $69 million, bearing interest at 6.54%. Borrowings under the facility were used to provide capital for the Insurance Companies and to repay other debt. The Revolving Credit Facility expires on July 26, 1998, and may be extended annually for additional one-year periods with the consent of the lenders. The Term Loan Facility expires to the extent not drawn upon on July 26, 1996, and the balance due thereunder must be re-paid July 26, 1997. The Company is currently negotiating with its banks to extend the expiration date of the Term Loan Facility or to increase the Revolving Credit Facility to include amounts expiring under the Term Loan Facility.

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

          Cash flows from the Company's MPCI and crop hail businesses differ in certain respects from cash flows associated with more traditional property and casualty lines. MPCI premiums are not received from farmers until the covered crops are harvested, and when received are promptly remitted by the Company in full to the government. Covered losses are paid by the Company during the growing season as incurred, with such expenditures reimbursed by the government within three business days. Policy acquisition and administration expenses are paid by the Company as incurred during the year. The Company periodically throughout the year receives a payment in reimbursement of its policy acquisition and administration expenses.

          The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the CFSA. At such time, the Company receives a profit share in cash, with any amount in excess of 15% of its MPCI Retention in any year carried forward to future years, or it must pay its share of losses. The Company recognized $14.2 million, before private reinsurance, in profit sharing earned on the MPCI business during 1995.

          In the crop hail insurance business, premiums are generally not received until after the harvest, while losses and other expenses are paid throughout the year.

Changes in Financial Condition

          The NAIC has released its Risk Based Capital ("RBC") formula for property and casualty insurance companies. The RBC initiative is designed to enhance the current regulatory framework for the evaluation of the capital adequacy of a property and casualty insurer. The formula requires an insurer to compute the amount of capital necessary to support four areas of risk facing property and casualty insurers: (a) asset risk (default on fixed income assets and market decline), (b) credit risk (losses from unrecoverable reinsurance and inability to collect agents' balances and other receivables), (c) underwriting risk (premium pricing and reserve estimates), and (d) off balance sheet/growth risk (excessive premium growth and unreported liabilities). The Insurance Companies have reviewed and applied the RBC formula for the 1995 year and have exceeded these requirements.

          The Company's unrealized gain or loss on marketable equity securities and fixed maturities available for sale, net of tax, changed from a $13.7 million loss as of December 31, 1994 to an approximate $19,000 gain as of December 31, 1995. Such change was caused by lower interest rates which prevailed in 1995.

Consolidated Cash Flows

          Cash flows from operations for the year ended
December 31, 1995 were a positive $46.5 million as compared to a positive $42.7 million for the 1994 year. Cash flows from financing activities for 1995 were positively impacted primarily by the restructuring of the Company's bank borrowings upon its entering into the Credit Agreement in July 1995.

Inflation

          The Company does not believe that inflation has had a material impact on its financial condition or results of operations.

Recent Statements of Financial Accounting Standards

          In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement establishes accounting standards for the recognition and measurement of the impairment of long-lived assets and goodwill and is effective in 1996. Management believes adoption of this statement will have no material effect on the Company's financial statements.

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which is effective for the Company on January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instruments awarded. The Company intends to apply APB No. 25 to its stock based compensation awards to employees and/or directors and will disclose the required proforma effect on net income and earnings per share.

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

                            PART III.

Item 10.  Directors and Executive Officers of the Registrant.

          The information required by Item 10 with respect to the Registrant's executive officers and directors will be set forth in the Company's 1996 Proxy Statement included as Exhibit 99.6 hereto and incorporated herein by reference.

Item 11.  Executive Compensation

          The information required by Item 11 will be set forth in the Company's 1996 Proxy Statement included as Exhibit 99.6 hereto and incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

          The information required by Item 12 will be set forth in the Company's 1996 Proxy Statement included as Exhibit 99.6 hereto and incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

          The Company beneficially owns 33.1% of the common stock of Major Realty Corporation ("Major Realty"). Messrs. Bielfield, Coon, McCarthy & Treadwell are directors of both the Company and Major Realty. George F. Valassis, beneficial owner of approximately 13% of the Company's common stock, owns beneficially approximately 9.8% of the Major Realty common stock. Mr. Valassis is the father of Doug T. Valassis, a director of the Company. In October 1995, the Company loaned $5.1 million to Major Realty, collateralized by real estate, and bearing interest at prime plus 1.5%.

          During the fiscal year ended December 31, 1995, the Company employed McCarthy & Co., d/b/a/ Long View Capital Management, a wholly-owned subsidiary of McCarthy Group, Inc., to furnish investment advisory services to the Company and paid McCarthy & Co., approximately $243,000 for such services.
Michael R. McCarthy, a director of the Company, is Chairman and a principal shareholder of McCarthy Group, Inc.

          The Company contracts with Redland & Associates, Inc. and its affiliates to administer health insurance benefits for its employees and to place property and casualty coverage on behalf of the Company whereby Redland & Associates receives commissions from the insurance providers, which totalled $241,000 in 1995. In addition, the Company pays commissions and fees to Redland & Associates in connection with insurance written and loss control activities, which totalled $149,000 in 1995.
Redland & Associates reimburses the Company for an allocable share of certain office occupancy expenses, $192,000 in 1995. John P. Nelson, President and Chief Operating Officer, and a director of the Company, is Chairman of the Board and a principal shareholder of Redland & Associates.

                            PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

          (a) The following documents are filed as a part of this
Report:

               1.  Financial Statements.  The Company's audited
     Consolidated Financial Statements for the years ended
     December 31, 1995 and 1994 consisting of the following:

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

                  INDEX TO FINANCIAL STATEMENTS


                                                          Page
                                                          ----

Audited Consolidated Financial Statements for the
  Years Ended December 31, 1995 and December 31,
  1994:

  Independent Auditors' Report                              F-1
  Consolidated Balance Sheets                               F-2
  Consolidated Statements of Operations                     F-3
  Consolidated Statement of Stockholders' Equity            F-4
  Consolidated Statements of Cash Flows                     F-5
  Notes to Consolidated Financial Statements                F-6

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCEPTANCE INSURANCE COMPANIES INC.

     /s/ Kenneth C. Coon
By _____________________________________   Dated: March 19, 1996
   Kenneth C. Coon
   Chairman and Chief Executive Officer

     /s/ Georgia M. Mace
By _____________________________________   Dated: March 19, 1996
   Georgia M. Mace
   Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              /s/ Jay A. Bielfield
Dated:  March 19, 1996        ______________________________
                              Jay A. Bielfield, Director

                              /s/ Kenneth C. Coon
Dated:  March 19, 1996        ______________________________
                              Kenneth C. Coon, Director

                              /s/ Edward W. Elliott, Jr.
Dated:  March 19, 1996        ______________________________
                              Edward W. Elliott, Jr., Director

                              /s/ Robert LeBuhn
Dated:  March 19, 1996        ________________________________
                              Robert LeBuhn, Director

                              /s/ Michael R. McCarthy
Dated:  March 19, 1996        ________________________________
                              Michael R. McCarthy, Director

                              /s/ John P. Nelson
Dated:  March 19, 1996        ________________________________
                              John P. Nelson, Director

                              /s/ R. L. Richards
Dated:  March 19, 1996        ________________________________
                              R. L. Richards, Director

                              /s/ David L. Treadwell
Dated:  March 19, 1996        ________________________________
                              David L. Treadwell, Director

                              /s/ Doug T. Valassis
Dated:  March 19, 1996        ________________________________
                              Doug T. Valassis, Director

               ACCEPTANCE INSURANCE COMPANIES INC.
                   ANNUAL REPORT ON FORM 10-K
               FISCAL YEAR ENDED DECEMBER 31, 1995

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

99.6 Proxy Statement for 1996 Annual Meeting of Shareholders filed on or prior to April 29, 1996.

99.7    Acceptance Insurance Companies Inc. Amended 1992
        Incentive Stock Option Plan. Incorporated by reference to Registrant's Proxy Statement for 1995 Annual Meeting of Shareholders filed on or prior to April 30, 1996.

99.8    Acceptance Insurance Companies Inc. 1996 Incentive Stock
        Option Plan.  Incorporated by reference to Registrant's
        Proxy Statement for 1996 Annual Meeting of Shareholders filed on or prior to April 29, 1996.

99.9 Acceptance Insurance Companies Inc. Amended Employee Stock Purchase Agreement. Incorporated by reference to Registrant's Proxy Statement for 1995 Annual Meeting of Shareholders filed on or prior to April 30, 1995.


ACCEPTANCE INSURANCE COMPANIES INC.


Consolidated Financial Statements for the
Years Ended December 31, 1995 and 1994
and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Acceptance Insurance Companies Inc.

We have audited the accompanying consolidated balance sheets of Acceptance Insurance Companies Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Acceptance Insurance Companies Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 12, 1996

ACCEPTANCE INSURANCE COMPANIES INC.

CONSOLIDATED BALANCE SHEETS (dollars in thousands except per share data)
DECEMBER 31, 1995 AND 1994

ASSETS                                                                           1995           1994
Investments:
  Fixed maturities available for sale (Note 2)                                 $218,300       $190,180
  Marketable equity securities (Note 2)                                          48,537         12,530
  Mortgage loans and other investments                                           11,290          1,869
  Real estate                                                                     3,354          3,891
  Short-term investments, at cost, which approximates market                     86,520         56,273
                                                                               --------       --------
                                                                                368,001        264,743
Cash                                                                              7,648          9,339
Investment in Major Realty Corporation (Note 4)                                   9,878          5,079
Receivables, net (Note 5)                                                       106,246         76,993
Reinsurance recoverable on unpaid loss and loss adjustment expenses             167,888         79,811
Prepaid reinsurance premiums                                                     38,341         25,988
Property and equipment, net of accumulated depreciation of
  $5,167 and $2,830, respectively                                                 5,284          4,572
Deferred policy acquisition costs                                                24,585         19,834
Excess of cost over acquired net assets                                          37,003         38,142
Deferred income tax (Note 6)                                                      9,403         13,025
Other assets                                                                      6,757          5,561
                                                                               --------       --------
                                                                               $781,034       $543,087
                                                                               ========       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss adjustment expenses (Note 7)                                   $369,244       $221,325
Unearned premiums                                                               124,122         97,170
Amounts payable to reinsurers                                                    18,161         19,309
Accounts payable and accrued liabilities                                         22,720         16,529
Bank borrowings, term debt and other borrowings (Note 8)                         69,000         29,000
                                                                               --------       --------
           Total liabilities                                                    603,247        383,333
                                                                               --------       --------

Contingencies (Note 9)

Stockholders' equity (Notes 8 and 10):
  Preferred stock, no par value, 5,000,000 shares authorized,
    none issued                                                                    -              -
  Common stock, $.40 par value, 20,000,000 shares authorized; 15,141,220 and
    15,128,846 shares issued                                                      6,057          6,052
  Capital in excess of par value                                                194,823        194,674
  Unrealized gain (loss) on available-for-sale securities, net of tax                19        (13,705)
  Accumulated deficit                                                           (18,848)       (23,003)
                                                                               --------       --------
                                                                                182,051        164,018
  Less:
    Treasury stock, at cost, 35,559 shares                                       (1,564)        (1,564)
    Contingent stock, 240,000 shares (Note 11)                                   (2,700)        (2,700)
                                                                               --------       --------
           Total stockholders' equity                                           177,787        159,754
                                                                               --------       --------

                                                                               $781,034       $543,087
                                                                               ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                 1995           1994           1993
Revenues:
  Insurance premiums earned (Note 7)                           $271,584       $202,659       $128,082
  Insurance agency commissions                                    2,863          3,629          4,119
  Net investment income (Note 2)                                 20,651         13,276         10,844
  Net realized capital gains                                      2,707            554          2,250
                                                               --------       --------       --------
                                                                297,805        220,118        145,295
                                                               --------       --------       --------
Costs and expenses:
  Cost of revenues:
    Insurance losses and loss adjustment expenses (Note 7)      212,337        142,951         92,805
    Insurance agency costs                                        2,596          3,180          3,794
    Insurance underwriting expenses                              72,602         52,627         36,905
  General and administrative expenses                             2,165          1,684          1,225
                                                               --------       --------       --------
                                                                289,700        200,442        134,729
                                                               --------       --------       --------
           Operating profit                                       8,105         19,676         10,566
                                                               --------       --------       --------

Other income (expense):
  Interest expense                                               (2,591)        (1,693)        (2,235)
  Share of net loss of investee (Note 4)                           (265)          (297)          (301)
  Other, net                                                         94             26            (39)
                                                               --------       --------       --------
                                                                 (2,762)        (1,964)        (2,575)
                                                               --------       --------       --------
           Income before income taxes and minority interests      5,343         17,712           7,991

Income tax expense (benefit) (Note 6):
  Current                                                         4,002          2,487            167
  Deferred                                                       (2,814)        (5,930)          -
                                                               --------       --------       --------
                                                                  1,188         (3,443)           167

Minority interests in net income of consolidated
  subsidiaries                                                     -               (80)          (238)
                                                               --------       --------       --------

           Net income                                          $  4,155       $ 21,075       $  7,586
                                                               ========       ========       ========

Net income per share:
  Primary                                                      $   0.28      $   1.71        $   0.86
                                                               ========      ========        =======

  Fully diluted                                                $   0.27       $   1.68       $   0.85
                                                               ========       ========       ========


The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                            Retained
                                              Capital in    Unrealized      Earnings                                    Total
                                     Common    Excess of       Gain       (Accumulated    Treasury    Contingent    Stockholders'
                                      Stock    Par Value      (Loss)        Deficit)        Stock       Stock          Equity
Balance at January 1, 1993           $1,407    $ 86,527     $    (183)      $(51,664)     $(1,564)     $  -           $ 34,523

  Issuance of common stock from
    rights offering                   1,597      29,568          -              -            -            -             31,165
  Issuance of common stock from
    note payable conversion             350       6,650          -              -            -            -              7,000
  Issuance of common stock in
    connection with Redland
    acquisition                         632      17,132          -              -            -          (2,700)         15,064
  Issuance of common stock under
    employee benefit plans                5         125          -              -            -            -                130
  Change in unrealized gain (loss)
    on marketable equity securities    -           -              249           -            -            -                249

  Net income                           -           -             -             7,586         -            -              7,586
                                     ------    --------      --------       --------      -------      -------        --------

Balance at December 31, 1993          3,991     140,002            66        (44,078)      (1,564)      (2,700)         95,717

  Issuance of common stock on
    exercise of warrants              1,946      51,467          -              -            -            -             53,413
  Issuance of common stock in
    connection with Statewide
      acquisition                       107       2,993          -              -            -            -              3,100
  Issuance of common stock under
    employee benefit plans                8         212          -              -            -            -                220
  Change in unrealized gain (loss)
    on available-for-sale securities,
    net of income taxes of $6,424      -           -          (13,771)          -            -            -            (13,771)
  Net income                           -           -             -            21,075         -            -             21,075
                                     ------    --------      --------       ---------     -------      -------        --------

Balance at December 31, 1994          6,052     194,674       (13,705)       (23,003)      (1,564)      (2,700)        159,754

  Issuance of common stock under
    employee benefit plans                5         149          -              -            -            -                154
  Change in unrealized gain (loss)
    on available-for-sale securities,
    net of income taxes of $(6,435)    -           -           13,724           -            -            -             13,724
  Net income                           -           -             -             4,155         -            -              4,155
                                     ------    --------      --------       --------      -------      -------        --------

Balance at December 31, 1995         $6,057    $194,823      $     19       $(18,848)     $(1,564)     $(2,700)       $177,787
                                     ======    ========      ========       ========      =======      =======        ========


The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                             1995          1994          1993
Cash flows from operating activities:
  Net income                                                              $   4,155     $  21,075     $   7,586
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
      Depreciation and amortization                                           3,821         3,522         3,533
      Deferred tax benefit                                                   (2,814)       (5,930)         -
      Share of net loss of investee                                             265           297           301
      Minority interests                                                       -               80           238
      Policy acquisition costs incurred                                     (62,171)      (55,234)      (37,147)
      Amortization of policy acquisition costs                               57,420        47,215        31,484
      Gain on sale of investments                                            (2,707)         (554)       (2,250)
      Increase (decrease) in cash attributable to changes in assets and liabilities, net of effects of purchase of companies:
          Receivables                                                       (29,253)      (28,855)        8,138
          Net losses and loss adjustment expenses                            59,842        25,800        24,588
          Net unearned premiums                                              14,599        26,515         9,424
          Amounts payable to reinsurers                                      (1,148)       12,123       (25,600)
          Accounts payable and accrued                                        6,191        (2,402)        3,137
      Other, net                                                             (1,674)         (978)        1,141
                                                                          ---------     ---------      --------
           Net cash from operating activities                                46,526        42,674        24,573
                                                                          ---------     ---------      --------

Cash flows from investing activities:
  Proceeds from sales of investments                                           -              640        22,230
  Proceeds from sales of investments available-for-sale                     135,820        24,179       115,339
  Proceeds from maturities of investments                                    42,938        37,483        13,441
  Proceeds from maturities of investments available-for-sale                 10,306        15,437        17,906
  Proceeds from maturities of investments held-to-maturity                     -             -            6,507
  Purchases of investments                                                  (51,233)      (48,162)      (36,124)
  Purchases of investments available-for-sale                              (187,575)     (101,243)     (173,695)
  Purchase of companies, net of cash and short-term investments acquired       -             -           (4,165)
  Other, net                                                                 (2,432)       (2,022)         (794)
                                                                          ---------     ---------      --------
           Net cash from investing activities                               (52,176)      (73,688)      (39,355)
                                                                          ---------     ---------      --------

Cash flows from financing activities:
  Proceeds from bank borrowings                                              40,000        29,000         6,597
  Repayments of bank borrowings                                                -          (18,597)       (8,086)
  Repayments of term debt, other borrowings and notes
    payable to affiliates                                                      -             (354)      (10,764)
  Proceeds from issuance of common stock                                        154        53,633        31,295
  Minority interests                                                           -                7           830
                                                                          ---------     ---------     ---------
           Net cash from financing activities                                40,154        63,689        19,872
                                                                          ---------     ---------     ---------

Net increase in cash and short-term investments                              34,504        32,675         5,090

Cash and short-term investments at beginning of period                       50,236        17,561        12,471
                                                                          ---------     ---------     ---------

Cash and short-term investments at end of period                          $  84,740     $  50,236     $  17,561
                                                                          =========     =========     =========

Non-cash financing activities:
  Note payable to affiliate converted to equity                                                       $   7,000
                                                                                                      =========

  Issuance of common stock for acquisition of Redland                                                 $  15,064
                                                                                                      =========

  Issuance of common stock for acquisition of Statewide                                 $   3,100
                                                                                        =========

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


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

   The Company concentrates on writing specialty coverages not generally emphasized by standard insurance carriers. These specialty coverages primarily include specialty automobile lines, surplus lines liability and substandard property coverages, complex general liability risks, workers' compensation, and crop insurance. Insurance is marketed through both general agents and independent agents. The Company writes business as both an admitted (licensed) and non-admitted (excess and surplus lines) carrier in most of the United States.

   Principles of Consolidation - The Company's consolidated financial statements include the accounts of its majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

   Insurance Accounting - Generally, premiums are recognized as income ratably over the terms of the related policies. The crop hail premiums are recorded utilizing historical loss activity to match premiums earned with estimated loss exposure. Insurance costs are associated with premiums earned, resulting in the recognition of profits over the term of the policies. This association is accomplished through amortization of deferred policy acquisition costs and provisions for unearned premiums and loss reserves.

   The Company writes multi-peril crop insurance ("MPCI") pursuant to terms established by the federal Consolidated Farm Service Agency ("CFSA"). The Company issues and administers policies, for which it receives administrative fees and the Company participates in a profit sharing arrangement in which it receives from the government a portion of the aggregate profit, or pays a portion of the aggregate loss, with respect to the business it writes. The Company's share of the profit or loss on the MPCI business it writes is determined under a formula established by the CFSA. The Company records an estimate of its share of the profit or loss based upon available loss information. The Company receives a profit share in cash, with any amount in excess of 15% of its MPCI Retention (as defined in the profit sharing agreement) in any year carried forward to future years, or it must pay its share of losses. The Company recognizes as income in the current year these amounts which are carried forward as a receivable. The amounts carried forward as a receivable are received in future years in cash or as a reduction of losses due the CFSA. MPCI premiums received during the year which correspond to next year's crop season are deferred until the next year. Insurance underwriting expenses are presented net of administrative fees received from the CFSA for reimbursement of costs incurred by the Company.

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

   Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

   Estimates made by management include the liability for losses and loss adjustment expenses and recoverability of deferred policy acquisition costs. The Company underwrites property and casualty coverages in a number of specialty areas of business which may involve greater risks than standard property and casualty lines, including the risks associated with the absence of a long-term, reliable historical claims experience. These risk components may make more difficult the task of estimating reserves for losses, and cause the Company's underwriting results to fluctuate. Due to the inherent uncertainty of estimating reserves, it has been necessary, and may over time continue to be necessary, to revise estimated liabilities as reflected in the Company's loss and loss adjustment expense reserves. Additionally, conditions and trends that have affected the development of loss reserves in the past may not necessarily occur in the future.

   Statements of Cash Flows - The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows.
   As of December 31, 1995 and 1994, approximately $9,428,000 and
   $15,376,000 of short-term investments had maturity dates at acquisition of greater than three months.

   Investments - On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. As a result of adoption of this statement, $2,912,000 was credited to stockholders' equity at January 1, 1994. Since the adoption of SFAS 115, all debt and equity securities have been classified as available-for-sale. Available-for-sale securities are stated at fair value with the unrealized gains and losses reported as a separate component of stockholders' equity, net of tax.

   Mortgage loans are carried at the lower of their unpaid principal balance or if impaired, their estimated net realizable value.
   Real estate is stated at the lower of cost or estimated net realizable value and is non-income producing.

   Property and Equipment - Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is recognized principally using the straight-line method over a period of five to ten years.

   Excess of Cost Over Acquired Net Assets - The excess of cost over equity in acquired net assets is being amortized principally using the straight-line method over periods not exceeding 40 years. Accumulated amortization approximated $4,439,000 and $3,299,000 at December 31, 1995 and 1994, respectively.

   Recoverability of this asset is evaluated periodically based on management's estimate of future undiscounted earnings of the businesses acquired.

   Stock Options - The Company recognizes compensation cost relating to stock options based upon the difference between the market price of the stock at the date of grant, and the option exercise price.

   New Accounting Pronouncements - In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement establishes accounting standards for the recognition and measurement of the impairment of long-lived assets and goodwill and is effective in 1996. Management believes adoption of this statement will have no material effect on the Company's financial statements.

   Per Share Data - Primary and fully diluted earnings per share are based on weighted average shares outstanding of approximately 15.0 million and 15.2 million, respectively, for the year ended December 31, 1995; 13.4 million and 13.6 million, respectively, for the year ended December 31, 1994; and approximately 11.6 million and 11.9 million, respectively, for the year ended December 31, 1993. Included in weighted average shares outstanding in 1993 and 1994 is the assumed conversion of all outstanding options and warrants utilizing the modified treasury stock method, since average outstanding options and warrants during those periods exceeded 20% of the outstanding stock. Under this method, appropriate adjustment to net income is made to reflect the assumed use of the proceeds of the conversion. In 1995, the treasury stock method was used without modification.

   Reclassifications - Certain prior period accounts have been reclassified to conform with current year presentation.

2. INVESTMENTS

   A summary of net investment income earned on the investment portfolio for the years ended December 31 is as follows (in thousands):

                                            1995         1994         1993
   Interest on fixed maturities           $14,913      $10,357      $ 9,177
   Interest on short-term investments       5,461        2,101          711
   Other                                      829        1,420        1,338
                                          -------      -------      -------
                                           21,203       13,878       11,226
   Investment expenses                       (552)        (602)        (382)
                                          -------      -------      -------

   Net investment income                  $20,651      $13,276      $10,844
                                          =======      =======      =======

   The amortized cost and related fair values of investments in the accompanying balance sheets are as follows (in thousands):

                                                                Gross         Gross
                                               Amortized     Unrealized    Unrealized       Fair
                                                  Cost          Gains         Losses       Value
   December 31, 1995:
     Fixed maturities available for  sale:
       U.S. Treasury and government
         securities                           $ 51,022        $  684         $    17    $ 51,689
       States, municipalities and
         political subdivisions                 69,433         1,991             230      71,194
       Mortgage-backed securities               72,359           407           5,546      67,220
       Other debt securities                    27,484         1,060             347      28,197
                                              --------        ------         -------    --------

                                              $220,298        $4,142         $ 6,140    $218,300
                                              ========        ======         =======    ========

     Marketable equity securities -
       preferred stock                        $ 31,299        $  266         $   957    $ 30,608
                                              ========        ======         =======    ========

     Marketable equity securities -
       common stock                           $ 15,211        $3,302         $   584    $ 17,929
                                              ========        ======         =======    ========

   December 31, 1994:
     Fixed maturities available for sale:
       U.S. Treasury and government
         securities                           $ 68,308        $    4         $ 2,225    $ 66,087
       States, municipalities and
         political subdivisions                 39,544             8           1,957      37,595
       Mortgage-backed securities               73,024          -             13,949      59,075
       Other debt securities                    28,199           100             876      27,423
                                              --------        ------         -------    --------

                                              $209,075        $  112         $19,007    $190,180
                                              ========        ======         =======    ========
     Marketable equity securities -
       preferred stock                        $  7,803        $    4         $ 1,049    $  6,758
                                              ========        ======         =======    ========
     Marketable equity securities -
       common stock                           $  5,960        $  530         $   718    $  5,772
                                              ========        ======         =======    ========

   The amortized cost and related fair values of the fixed maturity securities as of December 31, 1995 are shown below by stated maturity dates. Actual maturities may differ from stated maturities because the borrowers may have the right to call or pay obligations with or without call or prepayment penalties.

                                                         Amortized     Carrying
                                                            Cost         Value
                                                             (in thousands)
   Fixed maturities available for sale:
     Due in one year or less                              $ 14,898     $ 14,918
     Due after one year through five years                  45,144       45,949
     Due after five years through ten years                 39,806       40,688
     Due after ten years                                    48,091       49,525
                                                          --------     --------
                                                           147,939      151,080
     Mortgage-backed securities                             72,359       67,220
                                                          --------     --------

                                                          $220,298     $218,300
                                                          ========     ========

  The Company's collateral backed securities portfolio consists of mortgage- backed securities, all of which are collateralized mortgage obligations ("CMOs"). The following table sets forth as of December 31, 1995 the categories of the Company's CMOs, which at such date had an average expected life of approximately six years (in thousands):

                                            Par      Amortized
                                           Value       Cost       Carrying
   Type of CMO                              (1)         (1)        Value
   Fixed coupon                           $16,838     $16,738      $17,024
   Floating rate (2)                       23,192      22,822       22,720
   Inverse floating rate (2)               34,274      32,799       27,476
                                          -------     -------      -------

              Total CMOs (3)              $74,304     $72,359      $67,220
                                          =======     =======      =======

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

   (3) All of the CMO portfolio collateral is guaranteed by government agencies.

   Proceeds from sales of fixed maturity securities during the years ended December 31, 1995, 1994 and 1993 were approximately
   $113,523,000, $21,729,000 and $115,339,000, respectively.  Gross realized gains on sales of fixed maturity securities were approximately $1,421,000, $55,000 and $2,023,000, and gross realized losses on sales of fixed maturity securities were approximately $499,000, $13,000 and $17,000 during the years ended December 31, 1995, 1994 and 1993, respectively.

   As required by insurance regulatory laws, certain bonds with an amortized cost of approximately $18,596,000 and short-term investments of approximately $376,000 at December 31, 1995 were deposited in trust with regulatory agencies.

3. FAIR VALUES OF FINANCIAL INSTRUMENTS

   Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires fair value disclosures for financial instruments. Certain financial instruments, including insurance contracts, were excluded from SFAS 107 disclosure requirements due to perceived difficulties in measuring fair value.

   In determining fair value, the Company used quoted market prices when available. For instruments where quoted market prices were not available, the Company used independent pricing services or appraisals by the Company's management. Those services and appraisals reflected the estimated present values utilizing current risk adjusted market rates of similar instruments.

   Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

   The carrying values of cash and short-term investments, receivables and accounts payable, and accruals are deemed to be reasonable estimates of their fair values due to their short-term nature. The estimated fair values of the Company's other financial instruments as of December 31, 1995 and 1994, are as follows (in thousands):

<CAPATION>
                                     Carrying Value            Estimated Fair Value
                                   1995          1994           1995          1994
   Investments in fixed
     maturity securities          $218,300      $190,180       $218,300      $190,180
   Investments in marketable
     equity securities             48,537        12,530         48,537        12,530
   Mortgage loans and other
     investments                   11,290         1,869         11,290         1,869
   Investment in Major Realty
     Corporation                    9,878         5,079          9,878         5,079
   Bank borrowings, term debt
     and other borrowings          69,000        29,000         69,000        29,000
   Financial guarantees  (Note 9)    -             -              -             -


4. INVESTMENT IN MAJOR REALTY CORPORATION

   As of December 31, 1995 and 1994, the Company held an approximate 33% equity investment in Major Realty Corporation, a publicly traded real estate company engaged in the ownership and development of its undeveloped land in Orlando, Florida.

   At December 31, 1995, the carrying value of the Company's equity investment in Major Realty approximated $4.8 million or $2.11 per share. At that date, Major Realty had a stockholders' equity of approximately $6.9 million and the quoted market price of Major Realty was $2.00 per share. The Company expects to realize a minimum of its carrying value in Major Realty based on the estimated net realizable values of Major Realty's underlying assets. The Company's estimate of net realizable value is based upon several factors including estimates from Major Realty's management, asset appraisals and sales to date of Major Realty's assets. Commencing in 1992, the Company has not recognized its share of net gains realized by Major Realty on sales of real estate but continues to recognize its share of general and administrative expenses recorded by Major Realty.

   During 1995, the Company loaned Major Realty $5.1 million, collateralized by real estate. Terms of the note call for interest payable quarterly at prime plus 1.5%. Principal is payable as real estate is sold with a final maturity on May 1, 1998. The note is convertible into Major Realty stock at the option of the Company at the prevailing market price at conversion. Interest income during 1995 of $106,000, is included in net investment income.

   The following summary financial data for Major Realty as of and for the years ended December 31, 1995 and 1994 was obtained from Major Realty's consolidated financial statements (in thousands):

                                                             December 31,
                                                          1995          1994
   Land held for sale or development                    $ 4,577       $ 7,038
   Mortgage note receivable                               6,107         2,750
   Other assets                                           1,851           964
                                                        -------       -------

              Total assets                              $12,535       $10,752
                                                        =======       =======

   Mortgage and other notes payable                     $ 5,064       $ 8,038
   Other liabilities                                        876         1,611
   Stockholders' equity                                   6,595         1,103
                                                        -------       -------
              Total liabilities and
                stockholders' equity                    $12,535       $10,752
                                                        =======       =======

   Total revenues                                       $10,611       $ 4,087
   Gross profit                                           6,849         2,697
   Net income                                             5,492         1,089


5. RECEIVABLES

   The major components of receivables at December 31 are summarized as follows (in thousands):

                                                                 1995        1994
   Insurance premiums and agents' balances due                 $ 60,602    $40,308
   Amounts recoverable from reinsurers                           20,379     16,036
   Profit sharing gain due from the CFSA                         19,616     17,022
   Accrued interest                                               4,023      2,648
   Installment notes receivable                                   3,207      1,916
   Other                                                            851        384
   Less allowance for doubtful accounts                          (2,432)    (1,321)
                                                               --------     -------

                                                               $106,246    $76,993
                                                               ========    =======

6. INCOME TAXES

   The Company adopted Statement of Financial Accounting Standards
   (SFAS) No. 109, "Accounting for Income Taxes", effective
   January 1, 1993. The prospective application of SFAS No. 109 resulted in no effect upon net income for the year ended
   December 31, 1993.

   SFAS No. 109 requires that the Company recognize a net deferred tax asset or liability for all temporary differences and a related valuation allowance when realization of the asset is uncertain. Management believes it is more likely than not that the Company will realize a portion of the deferred tax asset. The valuation allowance at December 31, 1995 and 1994 primarily relates to capital loss items whose realization is uncertain due to insufficient carryforwards of capital gains. The net deferred tax asset is as follows (in thousands):

                                                                1995        1994
   Unpaid losses and loss adjustment expenses                 $ 10,701    $ 7,263
   Unearned premiums                                             6,004      4,840
   Allowances for doubtful accounts                                869        449
   Other                                                         1,443      2,018
   Unrealized loss on fixed maturities available-for-sale          699      6,424
   Major Realty basis difference                                 7,950      7,632
                                                              --------    -------
              Deferred tax asset                                27,666     28,626
                                                              --------    -------

   Deferred policy acquisition costs                            (8,605)    (6,744)
   Unrealized gain on marketable equity securities                (710)      -
   Other                                                          (888)      (681)
                                                              --------    -------
              Deferred tax liability                           (10,203)    (7,425)
                                                              --------    -------
                                                                17,463     21,201
   Valuation allowance                                          (8,060)    (8,176)
                                                              --------    -------
   Net deferred tax asset                                     $  9,403    $13,025
                                                              ========    =======

   Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements as follows (in thousands):

                                                                December 31,
                                                             1995          1994
   Computed U.S. federal income taxes                      $ 1,870       $ 6,022
   Nondeductible amortization of goodwill and
     other intangibles                                         541           514
   Tax-exempt interest income                               (1,049)         (400)
   Dividends received deduction                               (390)         (217)
   Recognition of a portion of the deferred                   -           (9,469)
     tax asset
   Other                                                       216           107
                                                           -------       -------

             Income tax (benefit) expense                  $ 1,188       $(3,443)
                                                           =======       =======

   The Company recognized a current tax expense of approximately
   $167,000 for the year ended December 31, 1993 as a result of amounts due under alternative minimum taxable income provisions which limit net operating loss carryforwards.

   Cash payments for income taxes were approximately $4,253,000, $1,478,000, and $232,000 during the years ended December 31, 1995, 1994, and 1993.

7. INSURANCE PREMIUMS AND CLAIMS

   Insurance premiums written and earned by the Company's insurance subsidiaries for the years ended December 31, 1995, 1994 and 1993 are as follows (in thousands):

                                                1995         1994         1993
   Direct premiums written                   $ 514,241    $ 410,228    $ 253,359
   Assumed premiums written                     23,108       37,255        2,683
   Ceded premiums written                     (251,166)    (218,307)    (118,537)
                                             ---------    ---------    ---------

     Net premiums written                    $ 286,183    $ 229,176    $ 137,505
                                             =========    =========    =========

   Direct premiums earned                    $ 489,834    $ 376,624    $ 250,074
   Assumed premiums earned                      20,563       33,802        3,642
   Ceded premiums earned                      (238,813)    (207,767)    (125,634)
                                             ---------    ---------    ---------

     Net premiums earned                     $ 271,584    $ 202,659    $ 128,082
                                             =========    =========    =========

   Included in ceded premiums written and earned is $95.4 million, $92.7 million, and $40.1 million of MPCI premiums ceded to the CFSA for the years ended December 31, 1995, 1994, and 1993, respectively. Included in assumed premiums written and earned in 1995 and 1994 is $14.2 million and $17.0 million of MPCI profit share.

   Five insurance agencies produced direct premiums written aggregating approximately 15%, 18% and 30% of total direct premiums during the years ended December 31, 1995, 1994 and 1993, respectively.

   The following table presents an analysis of the Company's reserves for losses and loss adjustment expenses, reconciling beginning and ending balances for the years ended December 31 (in thousands):

                                                       1995         1994         1993
   Net loss and loss adjustment expense
     reserves at beginning of year                  $ 141,514    $ 115,714    $ 77,627
                                                    ---------    ---------    --------
  Net loss and loss adjustment expense
     reserves of Redland at date of
     acquisition                                         -            -         13,499
                                                    ---------    ---------    --------
   Provisions for net losses and loss
     adjustment expenses for claims
     occurring in the current year                    190,019      137,881      90,250
   Increase in net reserves for claims
     occurring in prior years                          22,318        5,070       2,555
                                                    ---------    ---------    --------
                                                      212,337      142,951      92,805
                                                    ---------    ---------    --------
   Net losses and loss adjustment expenses
     paid for claims occurring during:
       Current year                                   (80,281)     (60,375)    (40,209)
       Prior years                                    (72,214)     (56,776)    (28,008)
                                                    ---------    ---------    --------
                                                     (152,495)    (117,151)    (68,217)
                                                    ---------    ---------    --------

   Net loss and loss adjustment expense
     reserves at end of year                          201,356      141,514     115,714
   Reinsurance recoverable on unpaid loss
     and loss adjustment expenses                     167,888       79,811      95,886
                                                    ---------    ---------    --------

   Gross loss and loss adjustment reserves          $ 369,244    $ 221,325    $211,600
                                                    =========    =========    ========

   Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of $300.9 million, $145.5 million, and $216.2 million for the years ended December 31, 1995, 1994, and 1993, respectively, of which approximately $204.6 million, $65.8 million, and $156.3 million, respectively, relate to recoveries on the MPCI business from the CFSA.

   The liability for losses and loss adjustment expenses is determined by management based on historical patterns and expectations of claims reported and paid, trends in claim experience, information available on an industry-wide basis, as well as changes in the Company's claim handling procedures and premium rates. The Company's lines of business are considered less predictable than standard insurance coverages. In 1995, the Company determined that its liability was understated and made an additional provision through a charge to earnings of $22.3 million. The liability established represents management's best estimate and is based on sources of available evidence including an analysis prepared by an actuary engaged by the Company. The Company believes it is reasonably possible that such liability may vary by five percent.

8. BANK BORROWINGS, TERM DEBT AND OTHER BORROWINGS AND NOTES PAYABLE
   TO AFFILIATES

   On July 26, 1995, the Company amended its borrowing arrangements with its bank lenders providing a $75 million three year revolving line of credit which, with the consent of the banks, can be renewed annually for three years, and a $15 million line of credit with a maturity of the earlier of July 1997 or one year from the date of the borrowing. Further, the Company may select its interest rate as either the prime rate or LIBOR plus a margin of .75% to 1.5% and 1.5% to 2.25% for the $75 million revolving line of credit and $15 million line of credit, respectively, depending on the Company's debt to equity ratio. Interest is payable quarterly. At December 31, 1995 and 1994, the Company had $69 million and $29 million outstanding under this arrangement at a weighted average interest rate of 6.54% and 7.375%, respectively.

   At December 31, 1995, the line of credit was collateralized by the Company's Acceptance and Redland common stock. Borrowings and interest on the line of credit averaged $34,315,000 and 7.0% during 1995 and $20.9 million and 6.3% during 1994. The line of credit contains covenants which do not permit the payment of dividends by the Company, requires the Company to maintain certain operating and debt service coverage ratios, requires maintenance of specified levels of surplus and requires the Company to meet certain tests established by regulatory authorities.

   The Company issued $9.5 million of Secured Subordinated Notes to certain directors or stockholders in April 1992 through the exchange of previously issued secured and unsecured notes aggregating approximately $8.3 million and cash. Additionally, the Company issued to the holders of the Secured Subordinated Notes approximately 97,500 common stock warrants exercisable for five years at a price of $9.50 per share, of which 86,101 warrants remained outstanding at December 31, 1995. In January 1993, these notes were redeemed.

   Cash payments for interest were approximately $2.3 million, $1.5 million and $2.5 million during the years ended December 31, 1995, 1994 and 1993, respectively.

9. CONTINGENCIES

   The Company is subject to a lawsuit in the State of California alleging unfair competition, the outcome of which is not determinable at the present time, but an adverse outcome is reasonably possible. No liabilities have been accrued with respect to this litigation at December 31, 1995.

   The Company is involved in various insurance related claims and other legal actions arising from the normal conduct of business. Management believes that the outcome of these proceedings will not have a material effect on the consolidated financial statements of the Company.

   At December 31, 1995, Acceptance Premium Finance Company, Inc., an affiliate, had a revolving line of credit agreement which provided for borrowings up to $8,000,000 maturing in September, 1996. Borrowings under this agreement are guaranteed by the Company. Acceptance Premium Finance Company, Inc. had $7,200,000 and $500,000 outstanding under this line of credit at December 31, 1995 and 1994, respectively.

   A subsidiary of the Company has guaranteed debt of $775,000 relating to a real estate partnership in which the subsidiary has a limited partnership interest.

10.COMMON STOCK ISSUED

   On January 27, 1993, the Company completed a Common Stock Rights Offering to raise equity capital resulting in the issuance of 3,992,480 units, at $8.00 per unit, consisting of one share of common stock and a warrant for the purchase of one share of common stock exercisable at $11.00. Net proceeds of approximately $31.2 million were used in part to retire $9.5 million of Secured Subordinated Notes (see Note 8).

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

   On December 1, 1994, pursuant to a call by the Company to redeem outstanding warrants, approximately 4.85 million of such warrants were exercised to purchase shares of common stock, resulting in net proceeds to the Company of approximately $53.4 million.

11.ACQUISITIONS

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

   The pro forma financial data, which gives effect to the acquisition of Redland as though it had been completed January 1, 1993, for the year ended December 31, 1993, includes revenues of $157.3 million, net loss of $1.3 million and net loss per share of $.14.

12.OPERATING LEASES

   The Company leases office space and certain furniture and equipment under operating leases. Future minimum obligations under these operating leases are as follows at December 31, 1995 (in thousands):

    1996                                                  $ 3,024
    1997                                                    2,383
    1998                                                    2,034
    1999                                                    1,813
    2000                                                    1,722
    Thereafter                                              1,118
                                                          -------

                                                          $12,094
                                                          =======

   Rental expense totaled approximately $3,286,000, $2,529,000 and $1,169,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

13.STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

   The Company's incentive stock option plan provides for options granted to employees which vest over the four years following the date of grant and options granted to non-employee directors which vest one year from the date of grant. All options terminate ten years from the date of grant. A maximum of 1,000,000 shares are available for the plan and 223,000, 125,500, and 94,500 options were granted during 1995, 1994, and 1993, respectively.

   In 1993, certain executive officers of the Company were awarded non-qualified options entitling these officers to purchase a total of 72,500 shares of the Company's Common Stock at market value on the date of grant, $8.75 per share, which are currently exercisable through January 27, 1998.

   Changes in stock options are as follows:

                                               Number of                 Option
                                                Shares                    Price
                                                Granted                 Per Share
   Balance at January 1, 1993                   194,731     $12.76          -     $38.50

     Granted                                    167,000       8.75          -      13.00

     Canceled                                   (87,500)
                                                -------
   Balance at December 31, 1993                 274,231       8.75          -      38.50

     Granted                                    125,500      11.38          -      12.50
                                                -------
   Balance at December 31, 1994                 399,731       8.75          -      38.50

     Granted                                    223,000      13.88          -      14.50
                                                -------
   Balance at December 31, 1995                 622,731       8.75          -      38.50

   At December 31, 1995, 271,481 shares were issuable pursuant to the exercise of stock options.

   The Company's employee stock purchase plan gives eligible employees the opportunity to subscribe for the purchase of the Company's common stock at 85% of its fair market value as defined. During 1995, 1994, and 1993, 12,374, 19,722, and 12,639 shares were issued under this plan, respectively.

   The Company has a defined contribution plan for which related expense for 1995 and 1994 was approximately $263,000 and $167,000, respectively.

14.RELATED PARTY TRANSACTIONS

   During October 1995, Major Realty issued a promissory note bearing interest at prime plus 1.5% for $5,064,144 to the Company (see
   Note 4). Four members of the Board of Directors of the Company also serve on the Board of Directors of Major Realty.

   The Company contracts with a related party to administer health insurance benefits for its employees and to place property and casualty coverage on behalf of the Company whereby the related party receives commissions from the insurance providers which totalled $241,000 in 1995. In addition, the Company pays commissions and fees in connection with insurance written and loss control activities, which totalled $149,000 in 1995. This related party reimburses the Company for an allocable share of certain office occupancy expenses, $192,000 in 1995.

   The Company made payments during 1995 and 1994 totalling approximately $243,000 and $132,000, respectively, to a related party to provide investment related services.

15.REINSURANCE

   The Company's insurance subsidiaries cede insurance to other companies under quota share, excess of loss and facultative treaties. The insurance subsidiaries also maintain catastrophe reinsurance to protect against catastrophic occurrences where claims can arise under numerous policies due to a single event. The reinsurance agreements are tailored to the various programs offered by the insurance subsidiaries. The largest amount retained in any one risk by the insurance subsidiaries during 1995 was $500,000. The methods used for recognizing income and expenses related to reinsurance contracts have been applied in a manner consistent with the recognition of income and expense on the underlying direct and assumed business (See Note 1).

   Three reinsurers, who have an A.M. Best rating of A- (excellent) or better, accounted for approximately 26% of the reinsurance recoverables and prepaid reinsurance premiums at December 31, 1995. No other reinsurer, except for the CFSA accounted for more than 5% of these balances.

16.DIVIDEND RESTRICTIONS AND REGULATORY MATTERS

   Dividends from the insurance subsidiaries of the Company are regulated by the state regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to certain statutorily approved limits. During 1996, dividends from insurance company subsidiaries to the Company without further insurance department approval are limited to approximately $10.5 million.

   The Company's insurance subsidiaries reported to regulatory authorities total policyholders' surplus of approximately
   $169,628,000 and $126,272,000 at December 31, 1995 and 1994,
   respectively, and total statutory net income/(loss) of $(247,000), $6,659,000, and $682,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

17.INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                                            Fully
                                                               Primary     Diluted
                                       Under-                    Net         Net
                                      writing         Net       Income      Income
                                       Income       Income      (Loss)      (Loss)
   Quarters Ended         Revenues     (Loss)       (Loss)    Per Share   Per Share
                                                      (1)        (1)         (1)
                                     (In thousands, except per share data)
   1995:
     December 31          $ 75,070     $  2,629     $ 5,634     $ 0.38     $ 0.37
     September 30           97,133      (14,546)     (5,961)     (0.40)     (0.40)
     June 30                68,598       (1,992)      1,499       0.10       0.10
     March 31               57,004          554       2,983       0.20       0.20
                          --------     --------     -------     ------     ------

                          $297,805     $(13,355)    $ 4,155     $ 0.28     $ 0.27
                          ========     ========     =======     ======     ======

   1994:
     December 31          $ 59,631     $  3,236     $ 7,826     $ 0.59     $ 0.58
     September 30           67,916        3,684       6,326       0.51       0.50
     June 30                50,866          300       4,954       0.41       0.40
     March 31               41,705         (139)      1,969       0.20       0.19
                          --------     --------     -------     ------     ------

                          $220,118     $  7,081     $21,075     $ 1.71     $ 1.68 (2)
                          ========     ========     =======     ======     ======

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

   (2) Quarterly net income per share numbers do not add to the annual net income per share.




ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
DECEMBER 31, 1995 AND 1994
BALANCE SHEETS (Parent Company Only)
(In Thousands)


ASSETS                                                          1995           1994
Fixed maturities available-for-sale                           $  3,047       $  2,968
Cash and short-term investments                                  3,444          6,516
Receivables, net                                                 4,497          3,618
Surplus note receivable from subsidiary                         40,000         20,000
Investments in subsidiaries                                    196,268        158,531
Other assets                                                     1,922          1,143
                                                              --------       --------

                                                              $249,178       $192,776
                                                              ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                      $    664       $    374
Intercompany payables                                            1,727          3,648
Term debt and other borrowings                                  69,000         29,000
                                                              --------       --------
           Total liabilities                                    71,391         33,022

Stockholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized, none issued
  Common stock, $.40 par value, 20,000,000 shares authorized;
    15,141,220 and 15,128,846 shares issued                      6,057          6,052
  Capital in excess of par value                               194,823        194,674
  Unrealized gain (loss) on available-for-sale securities,
    net of tax                                                      19        (13,705)

   Accumulated deficit                                         (18,848)       (23,003)
                                                              --------       --------
                                                               182,051        164,018
  Less:
    Treasury stock, at cost, 35,559 shares                      (1,564)        (1,564)
    Contingent stock, 240,000 shares                            (2,700)        (2,700)
                                                              --------       --------
           Total stockholders' equity                          177,787        159,754
                                                              --------       --------

                                                              $249,178       $192,776
                                                              ========       ========

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE II - (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
STATEMENTS OF OPERATIONS  (Parent Company Only)
(In Thousands)



                                                         1995          1994          1993
Revenues                                               $  -          $  -          $  -

Costs and expenses:
  General and administrative expenses                    2,225         1,878         1,209
                                                       -------       -------       -------
           Operating loss                               (2,225)       (1,878)       (1,209)

Other income (expense):
  Interest expense                                      (2,651)       (1,434)         (973)
  Share of net income of subsidiaries                    5,254        19,203         9,257
  Other                                                  3,323           724           465
                                                       -------       -------       -------
                                                         5,926        18,493         8,749
                                                       -------       -------       --------
          Income before
             income taxes                                3,701        16,615         7,540

Income tax benefit:
  Current                                                  382           734            46
  Deferred                                                  72         3,726          -
                                                       -------       -------       -------

Net income                                             $ 4,155       $21,075       $ 7,586
                                                       =======       =======       =======

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE II - (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
STATEMENTS OF CASH FLOWS (Parent Company Only)
(In Thousands)

                                                                 1995         1994         1993
Cash flows from operating activities:
  Net income                                                   $  4,155     $ 21,075     $  7,586
  Adjustments to reconcile net income from continuing
    operations to net cash used for operating activities:
      Deferred tax benefit                                          (72)      (3,726)        -
      Share of net income of subsidiaries                        (5,254)     (19,203)      (9,257)
      Increase (decrease) in cash attributable to changes in
        assets and liabilities:
          Receivables                                              (879)        (572)        (577)
          Payables                                               (1,631)      (4,564)      (1,140)
  Other, net                                                       (927)         291          849
                                                               --------     --------     --------
           Net cash used for operating activities                (4,608)      (6,699)      (2,539)

Cash flows from investing activities:
  Contributions to investments in subsidiaries                  (38,803)     (66,679)     (18,489)
  Purchases of investment                                          -            (972)        -
  Purchases of investment available-for-sale                     (6,030)      (2,977)        -
  Costs of acquiring Redland                                       -            -            (306)
  Proceeds from maturities of investments                         1,000         -            -
  Proceeds from sale of investments available-for-sale            6,187         -            -
                                                               ________     ________     ________
           Net cash used for investing activities               (37,646)     (70,628)     (18,795)

Cash flows from financing activities:
  Proceeds from bank borrowings                                  40,000       29,000         -
  Repayments of term debt, other borrowings and notes payable
    to affiliates                                                  -            -          (9,996)
  Proceeds from issuance of common stock                            154       53,633       31,295
                                                               ________     ________     ________
           Net cash provided by financing activities             40,154       82,633       21,299
                                                               ________     ________     ________

Net increase (decrease) in cash and short-term investments       (2,100)       5,306          (35)

Cash and short-term investments at beginning of year              5,544          238          273
                                                               ________     ________     ________

Cash and short-term investments at end of year                 $  3,444     $  5,544     $    238
                                                               ========     ========     ========

ACCEPTANCE INSURANCE COMPANIES INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


On December 1, 1994, pursuant to a call by the Company to redeem certain outstanding warrants, approximately 4.85 million of such warrants were exercised to purchase shares of common stock, resulting in net proceeds to the Company of approximately $53.4 million.

In January 1993, the Company assumed a $7 million note from one of its subsidiaries. In April 1993, this note was exchanged for 875,000 shares of common stock and warrants to purchase common stock. (See Note 10 to the Consolidated Financial Statements.)

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

In August 1993, the Company acquired Redland and the purchase price of $15.4 million was comprised of 1,339,000 shares of the Company's common stock and acquisition related costs of $306,000. (See Note 11 to the Consolidated Financial Statements.)

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

Cash payments for interest were $2,337,000, $1,272,000 and $1,019,000 during the years ended December 31, 1995, 1994 and 1993, respectively.

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE V
VALUATION ACCOUNTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(In Thousands)



               Column A            Column B       Column C       Column D       Column E

                                    Balance
                                       at                                       Balance
                                   Beginning                                       at
                                      of                                         End of
                                     Period       Additions     Deductions       Period
Allowance for doubtful accounts:
  Year ended December 31, 1995       $1,321         $1,304         $ 193         $2,432

  Year ended December 31, 1994       $2,093         $ 656          $1,428        $1,321

  Year ended December 31, 1993       $1,207         $1,000 (A)     $ 114         $2,093



(A) Includes allowance for doubtful accounts related to Redland of $663 at date of acquisition.
