Form 10-Q
period 1996-03-31
ACCEPTANCE INSURANCE COMPANIES INC
filed 1996-05-15
CIK 74783

=================================================================
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549


FORM 10-Q


     [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1996

OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7461

ACCEPTANCE INSURANCE COMPANIES INC.
(Exact name of registrant as specified in its charter)


      Delaware                                  31-0742926
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)            Identification Number)

222 South 15th St., Suite 600 N.                   68102
      Omaha, Nebraska                            (Zip Code)
(Address of principal executive offices)

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

                    YES  XX        NO
                       ------        ------

The number of shares of each class of the Registrant's common stock outstanding on May 9, 1996 was:

          Class of Common Stock         No. of Shares Outstanding
     Common Stock, $.40 Par Value                 15,211,941
=================================================================

               ACCEPTANCE INSURANCE COMPANIES INC.

                            FORM 10-Q

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements:

          Consolidated Balance Sheets
          March 31, 1996 (unaudited) and December 31, 1995
            (audited)

          Consolidated Statements of Operations (unaudited)
          Three Months Ended March 31, 1996 and 1995

          Consolidated Statements of Cash Flows (unaudited)
          Three Months Ended March 31, 1996 and 1995

          Notes to Interim Consolidated Financial Statements
            (unaudited)

     Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

     Signatures
PART I.   FINANCIAL INFORMATION
- -------------------------------
Item 1.   Financial Statements

               ACCEPTANCE INSURANCE COMPANIES INC.
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                        March 31,    December 31,
                                           1996         1995
                                       -----------   ------------
                                       (unaudited)    (audited)
ASSETS
Investments:
Fixed maturities available for sale       $205,587    $218,300
Marketable equity securities -
  preferred stock                           50,549      30,608
Marketable equity securities -
  common stock                              19,353      17,929
Mortgage loans and other investments        10,950      11,290
Real estate                                  3,354       3,354
Short-term investments, at cost,
  which approximates market                 95,209      86,520
                                          --------    --------
                                           385,002     368,001

Cash                                         4,504       7,648
Investment in Major Realty Corporation       9,814       9,878
Receivables, net                            86,764     106,246
Reinsurance recoverable on unpaid
  loss and loss adjustment expenses        116,679     167,888
Prepaid reinsurance premiums                41,542      38,341
Property and equipment, net                  6,350       5,284
Deferred policy acquisition costs           25,607      24,585
Excess of cost over acquired net assets     36,719      37,003
Deferred income tax                         10,144       9,403
Other assets                                11,375       6,757
                                          --------    --------
Total assets                              $734,500    $781,034
                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss adjustment expenses       $324,998    $369,244
Unearned premiums                          130,653     124,122
Amounts payable to reinsurers               14,899      18,161
Accounts payable and accrued liabilities    16,007      22,720
Bank borrowings                             69,000      69,000
                                          --------    --------
Total liabilities                          555,557     603,247

Contingencies                                 -            -

Stockholders' equity:
Preferred stock, no par value,
   5,000,000 shares authorized,
   none issued                                -            -
Common stock, $.40 par value,
   20,000,000 shares authorized;
   15,143,481 and 15,141,220 shares
   issued                                    6,057       6,057
Capital in excess of par value             194,851     194,823
Unrealized gain (loss) on available-
  for-sale securities, net of tax           (3,330)         19
Accumulated deficit                        (14,371)    (18,848)
                                          --------    --------
                                           183,207     182,051
Less:
  Treasury stock, at cost, 35,559 shares    (1,564)     (1,564)
  Contingent stock, 240,000 shares          (2,700)     (2,700)
                                          ---------   ---------
  Total stockholders' equity               178,943     177,787
                                          ---------   ---------
  Total liabilities and
   stockholders' equity                   $734,500    $781,034
                                          =========   =========

       The accompanying notes are an integral part of the interim consolidated financial statements.

               ACCEPTANCE INSURANCE COMPANIES INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
       for the three months ended March 31, 1996 and 1995
              (in thousands, except per share data)
                           (unaudited)
                                             1996       1995
                                          --------    --------
Revenues:
Insurance premiums earned                 $ 67,504    $51,276
Insurance agency commissions                   629        873
Net investment income                        6,464      4,421
Net realized capital gains                   1,181        434
                                          --------    -------
                                            75,778     57,004
                                          --------    -------
Costs and expenses:
Cost of revenues:
Insurance losses and loss adjustment
  expenses                                  45,883     34,606
Insurance agency costs                         531        710
Insurance underwriting expenses             21,274     16,116
General and administrative expenses            535        599
                                          --------    -------
                                            68,223     52,031
                                          --------    -------
Operating profit                             7,555      4,973
                                          --------    -------

Other income (expense):
Interest expense                            (1,253)      (513)
Share of net loss of investee                  (64)       (74)
Other, net                                      58         40
                                          --------    -------
                                            (1,259)      (547)
                                          --------    -------
Income before income taxes                   6,296      4,426
Income tax expense (benefit):
Current                                        755        225
Deferred                                     1,063      1,218
                                          --------    -------
Net income                                $  4,478    $ 2,983
                                          ========    =======
Net income per share:
Primary                                   $    .30    $   .20
                                          ========    =======

Fully diluted                             $    .29    $   .20
                                          ========    =======

       The accompanying notes are an integral part of the interim consolidated financial statements.

               ACCEPTANCE INSURANCE COMPANIES INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
       for the three months ended March 31, 1996 and 1995
                         (in thousands)
                           (unaudited)
                                            1996         1995
                                         ---------     --------
Cash flows from operating activities:
Net income                               $   4,478     $  2,983
Net adjustment to reconcile net
  income to net cash provided by
  operating activities                      14,961       13,786
                                         ---------     --------
Net cash provided by operating
  activities                                19,439       16,769
                                         ---------     --------
Cash flows from investing activities:
Proceeds from sales of investments
  available for sale                        29,169       29,879
Proceeds from maturities of
  investments                                3,520        6,279
Proceeds from maturities of
  investments available for sale             3,086        3,066
Purchases of investments                   (11,106)     (16,881)
Purchases of investments available
  for sale                                 (44,997)     (61,933)
Purchases of property and equipment         (1,520)        (722)
                                         ---------     --------
Net cash used for investing activities     (21,848)     (40,312)
                                         ---------     --------

Cash flows from financing activities:
Repayments of bank borrowing                 -             -
Proceeds from bank borrowings                -             -
Repayments of other borrowings               -             -
Minority interests                           -             -
Proceeds from issuance of common
  stock                                         28           17
                                         ---------     --------

Net cash provided by financing
  activities                                    28           17
                                         ---------     --------

Net increase (decrease) in cash and
  short-term investments                    (2,381)     (23,526)
Cash and short-term investments at
  beginning of period                       84,740       50,236
                                         ---------     --------
Cash and short-term investments at
  end of period                             82,359     $ 26,710
                                         =========     ========
Supplemental disclosure of cash
  flow information:
Cash paid during the period for
  interest                               $   1,207     $    388
                                         =========     ========
Cash paid during the period for
  income taxes                           $     450     $  1,143
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

     Management's Opinion

     The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company's financial position as of March 31, 1996 and December 31, 1995, and the results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months ended March 31, 1996 and 1995.

     Statements of Cash Flows

     The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of March 31, 1996 approximately $17,354,000 of short-term investments had a maturity date at acquisition of greater than three months.

     Recent Statements of Financial Accounting Standards

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement establishes accounting standards for the recognition and measurement of the impairment of long-lived assets and goodwill and is effective in 1996. The adoption of this statement had no material effect on the Company's financial statements.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which is effective for the Company on January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instruments awarded. The Company will continue to apply APB No. 25 to its stock based compensation awards to employees and directors.

Reclassifications

     Certain prior year accounts have been reclassified to conform with current period presentation.

2.   Per Share Data:

     Primary and fully diluted earnings per share are based on the weighted average shares outstanding of approximately
     15.0 million and 15.3 million, respectively, for the three months ended March 31, 1996 and approximately 15.0 million and 15.2 million, respectively, for the three months ended March 31, 1995.

3.   Investments:

     The amortized cost and related market values of debt and equity securities in the accompanying balance sheets are as follows (in thousands):

                                      Gross      Gross
                         Amortized Unrealized Unrealized Market
                            Cost      Gains     Losses   Value
                         --------- ---------- ---------- ------
March 31, 1996:
Fixed maturities
  available for sale:
U.S. Treasury and
  government securities  $ 48,097  $   216    $   289    $ 48,024
States, municipalities
  and political
  subdivisions             67,977      794        651      68,120
Mortgage-backed
  securities               69,646      270      7,560      62,356
Other debt securities      26,686      713        312      27,087
                         --------  --------   -------    --------

                         $212,406  $ 1,993    $ 8,812    $205,587
                         ========  ========   =======    ========
Marketable equity
  securities -
  preferred stock        $ 51,768  $   136    $ 1,355    $ 50,549
                         ========  ========   =======    ========

Marketable equity
  securities - common
  stock                  $ 16,437  $ 3,800    $   884    $ 19,353
                         ========  ========   =======    ========

December 31, 1995:
Fixed maturities
  available for sale:
U.S. Treasury and
  government securities  $ 51,022  $   684    $    17    $ 51,689
States, municipalities
  and political
  subdivisions             69,433    1,991        230      71,194
Mortgage-backed
  securities               72,359      407      5,546      67,220
Other debt securities      27,484    1,060        347      28,197
                         --------  --------   -------    --------
                         $220,298  $ 4,142    $ 6,140    $218,300
                         ========  ========   =======    ========
Marketable equity
  securities -
  preferred stock        $ 31,299  $   266    $   957    $ 30,608
                         ========  ========   =======    ========
Marketable equity
  securities - common
  stock                  $ 15,211  $ 3,302    $   584    $ 17,929
                         ========  ========   =======    ========

4.   Insurance Premiums and Claims

     Insurance premiums written and earned by the Company's insurance subsidiaries for the three months ended March 31, 1996 and 1995 are as follows (in thousands):

                                       1996          1995
                                     --------      --------
Direct premiums written              $113,709      $102,300
Assumed premiums written               10,020           465
Ceded premiums written                (52,895)      (44,606)
                                     --------      --------
Net premiums written                 $ 70,834      $ 58,159
                                     ========      ========

Direct premiums earned               $108,216      $ 89,606
Assumed premiums earned                 8,982         1,189
Ceded premiums earned                 (49,694)      (39,519)
                                     --------      --------
Net premiums earned                  $ 67,504      $  51,276
                                     ========      =========

     Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $25,440,000 and $27,451,000 for the three months ended March 31, 1996 and 1995, respectively.

5.   Bank Borrowings:

     On July 26, 1995, the Company amended its borrowing arrangements with its bank lenders providing a $75 million three year revolving line of credit which, with the consent of the banks, can be renewed annually for three years, and a $15 million line of credit with a maturity of the earlier of July 1997 or one year from the date of the borrowing. Further, the Company may select its interest rate as either the prime rate or LIBOR plus a margin of .75% to 1.5% and 1.5% to 2.25% for the $75 million revolving line of credit and $15 million line of credit, respectively, depending on the Company's debt to equity ratio. Interest is payable quarterly. At March 31, 1996, the Company had $69 million outstanding under this arrangement at a weighted average interest rate of 6.79%.

6.   Income Taxes:

     As of March 31, 1996, management believes it is more likely than not that the Company will realize a portion of the deferred tax asset. The valuation allowance at March 31, 1996 primarily relates to capital loss items whose realization is uncertain. The net deferred tax asset is as follows (in thousands):

                                         March 31,  December 31,
                                           1996         1995
                                        ----------  ------------
Unpaid losses and loss adjustment
  expenses                                 10,502       10,701
Unearned premiums                           6,238        6,004
Allowances for doubtful accounts            1,106          869
Other                                       1,598        1,443
Unrealized loss on fixed maturities
  available for sale                        2,382          699
Major Realty basis difference               7,973        7,950
                                        ---------      -------
     Deferred tax asset                    29,799       27,666
                                        ---------      -------

Deferred policy acquisition costs          (8,962)      (8,605)
Other                                      (2,020)        (888)
Unrealized gain on marketable equity
  securities                                 (590)        (710)
                                        ---------      -------
     Deferred tax liability               (11,572)     (10,203)
                                        ---------      -------
                                           18,227       17,463
Valuation allowance                        (8,083)      (8,060)
                                        ---------      -------
     Net deferred tax asset             $  10,144      $ 9,403
                                        =========      =======


     Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements as follows (in thousands):

                                                 March 31,
                                             1996          1995
                                           --------     ---------
Computed U.S. federal income taxes         $  2,204     $  1,549
Nondeductible amortization of
  goodwill and other intangibles                141          134
Tax-exempt interest income                     (350)        (196)
Dividends received deduction                   (208)         (66)
Other                                            31           22
                                           --------     --------
    Income taxes provided                  $  1,818     $  1,443
                                           ========     ========

PART 1.
- -------
ITEM 2.


ACCEPTANCE INSURANCE COMPANIES INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis of financial condition and results of operations of the Company and its consolidated subsidiaries is based upon the Company's interim consolidated financial statements and the notes thereto included in this report.

RESULTS OF OPERATIONS

Forward-Looking Information

Except for the historical information contained in this Quarterly Report on Form 10-Q, matters discussed herein may constitute forward-looking information. Such forward-looking information reflects the Company's current best estimates regarding future operations, but, since these are only estimates, actual results may differ materially from such estimates.

A variety of events, most of which are outside the Company's control, cannot be accurately predicted and may materially impact estimates of future operations. Important among such factors are weather conditions, natural disasters, changes in state and federal regulations, price competition impacting premium levels, changes in tax laws, financial market performance, changes in court decisions effecting coverages, and general economic conditions.

The Company's results are significantly impacted by its crop business, particularly its MPCI line. Results from the crop lines are not generally known until the third and fourth quarters of the year, after crops are harvested. Crop results are particularly dependent on events beyond the Company's control, notably weather conditions during the crop growing season in the states where the Company writes a substantial amount of its crop insurance. Additionally, federal regulations governing aspects of crop insurance are frequently modified, and any such changes may impact crop insurance results.

Forward-looking information set forth herein does not take into account any impact from any adverse weather conditions during the 1996 crop season, or the various other factors noted above which may affect crop and non-crop operating results.

Three months ended March 31, 1996
Compared to three months ended March 31, 1995

The Company's operating profit and net income increased 51.9% and 50.1% respectively during the three months ended March 31, 1996 as compared to the same period in 1995. The increase in operating profit was approximately $2.6 million, increasing from $5.0 million in the first quarter of 1995 to $7.6 million in the first quarter of 1996 while the increase in net income was $1.5 million increasing from $3.0 million in the first quarter of 1995
to $4.5 million in the first quarter of 1996.   The principal
components of the increase in operating income were an increase in insurance premiums earned, an increase in net investment income, an increase in net realized capital gains and an increase in crop insurance income. These positive changes were offset by an increase in the combined operating ratio of the Company's Property and Casualty Division. In addition, the Company's net income in the first quarter of 1996 as compared to the first quarter of 1995 was positively impacted by a decrease in the Company's tax rate, but adversely effected by an increase in interest expense.

The Company's net premiums earned increased by $16.2 million or 31.6% during the first quarter of 1996 as compared to the same period a year earlier. Each one of the Company's four divisions recorded increased premiums earned in the first quarter of 1996 versus the first quarter of 1995, with the General Agency Division contributing an increase of $4.7 million, the Program Division contributing an increase of $7.4 million, the Non-Standard Automobile Division an increase of $1.6 million and the Crop Division an increase of $2.5 million. This increase in insurance premiums earned was offset by an increase in both the loss ratio and expense ratio of the Company's Property and Casualty (non-crop) Division. The loss ratio of the Company's non-crop operations increased from 66.0% during the first three months of 1995 to 70.4% during the first three months of 1996. This increase in loss ratio can be attributed primarily to an increase in the Company's automobile physical damage losses primarily as a result of winter storm activity in the first quarter of 1996 and from higher loss ratios in the Company's workers' compensation and non-standard automobile programs. The increase in the Company's expense ratio for the three months ended March 31, 1996 as compared to the similar period a year earlier resulted primarily from an increase in the Company's net commission expense to agents as lines of business with higher commission rates grew more rapidly than those with lower commission rates.

The Company's investment income and realized capital gains increased 46.2% and 172.1% respectively during the first three months of 1996 as compared to the first three months of 1995.
The increase in investment income resulted from both an increase in the average size of the Company's investment portfolio, $380.8 million during the three months ended March 31, 1996 as compared to $291.8 million during the same three months in 1995, and an improvement in the annualized investment yield of the portfolio from 6.1% during the first three months of 1995 to 6.8% during the first three months during 1996. The size of the investment portfolio increased from retained earnings, two contributions of $20 million each made during 1995 from the Company's line of credit, and continued positive cash flows from operations. Investment yields increased in the two compared periods due to an overall higher interest rate environment present during the first quarter of 1996 as compared to the same period a year earlier. The increase in realized gains was principally a product of gains realized in the Company's equity portfolio.

The Company's operating income also benefited from a $2.8 million profit in the Company's Crop Division. The principal component of this $2.8 million profit was the recording of an additional $3.8 million in profit sharing under the Company's Multi-Peril Crop Insurance (MPCI) program. The Company's estimate of its profit sharing income under the MPCI program at December 31, 1995 was effected by a volatile crop growing season during which many of the rules pertaining to prevented planting payments were changed and in which a combination of unusual weather conditions manifested themselves in an unusually late harvest. As claims were closed during the first quarter and the final prevented planting rules applied to these losses, the Company was able to earn additional profit sharing. Offsetting this income were losses in the Company's named peril insurance programs.

Net income during the first three months of 1996 as compared to the same period in 1995 was also effected by an increase in interest expense. The increase in interest expense was a result of additional borrowings under the Company's bank credit facility with average borrowings increasing from $29 million during the first quarter of 1995 to $69 million during the first quarter of 1996. During the two periods being compared, the average interest rate under the bank credit facility was relatively stable at 7.1% during the first quarter of 1995 and 7.3% during the first quarter of 1996.

Net income was also effected by a lower effective income tax rate during the first quarter of 1996 as compared to the first quarter of 1995, as tax expense decreased from 32.6% of income before income taxes during the first quarter of 1995 to 28.9% during the same period in 1996. This reduction in the Company's income tax expense was the result of additional income from tax advantage securities in the Company's investment portfolio such as preferred stocks and municipal bonds.

Recent Statements of Financial Accounting Standards

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement establishes accounting standards for the recognition and measurement of the impairment of long-lived assets and goodwill and is effective in 1996. The adoption of this statement had no material effect on the Company's financial statements.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No.
123), "Accounting for Stock-Based Compensation," which is effective for the Company on January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instruments awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and directors.

LIQUIDITY AND CAPITAL RESOURCES

The Company has included a discussion of the liquidity and capital resources requirements of the Company and the Company's insurance subsidiaries.

The Company - Parent Only

As an insurance holding company, the Company's assets consist primarily of the capital stock of its subsidiaries, two surplus notes issued by one of its insurance company subsidiaries and investments held at the holding company level. The Company's primary sources of liquidity are dividends and other distributions from subsidiaries, interest payments on the surplus notes, tax sharing payments from its subsidiaries and net investment income from, and proceeds from the sale of, holding company investments. The Company's liquidity needs are primarily to service debt, pay operating expenses and taxes and make investments in subsidiaries.

Dividends from the insurance subsidiaries of the Company are regulated by the state regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to parent companies to certain statutorily approved limits. As of March 31, 1996, the statutory limitation on dividends from insurance company subsidiaries to the parent without further insurance departmental approval was approximately $10.5 million. In addition to dividends from the insurance companies, the Company also may receive distributions from its non-insurance subsidiaries which are engaged in agency, premium finance and claim service operations.

The Company currently holds two surplus notes, each in the amount of $20.0 million, issued by one of its insurance company subsidiaries bearing interest at the rate of 9% per annum, payable quarterly. Although repayment of all or part of the principal of this surplus note requires prior insurance department approval, no prior approval of interest payments is currently required.

The Company is currently a party to a tax sharing agreements with its subsidiaries, under which such subsidiaries pay the Company amounts in general equal to the federal income tax that would be payable by such subsidiaries on a stand-alone basis.

The Company is also party to a $90 million Credit Agreement with a group of bank lenders, secured by substantially all of the Company's assets. The Credit Agreement provides for a three-year Revolving Credit Facility in amounts not exceeding $75 million and a one-year Term Loan Facility not exceeding $15 million. Interest is payable quarterly at a rate selected by the Company equal to either the prime rate or LIBOR plus a margin which varies depending on the Company's debt-to-equity ratio and whether funds have been borrowed under the Line of Credit Facility. At March 31, 1996, the outstanding balance under the facility was $69 million, bearing interest at 7.3%. Borrowings under the facility were used to provide capital for the Insurance Companies and to repay other debt. The Revolving Credit Facility expires on July 26, 1998, and may be extended annually by additional one-year periods with the consent of the lenders. The Term Loan Facility expires to the extent not drawn upon on July 26, 1996, and the balance due thereunder must be repaid July 26, 1997. The Company is currently negotiating with its banks to extend the expiration date for the Term Loan Facility or to increase the Revolving Credit Facility to include amounts expiring under the Term Loan Facility.

Insurance Companies

The principal liquidity needs of the Insurance Companies are to fund losses and loss adjustment expense payments, to pay underwriting expenses, including commissions to agents, to pay interest under the surplus notes described above and to make tax payments. Available sources for these requirements are premiums received and cash flows from investment activities. Together, these sources historically have been adequate to meet the described requirements on a timely basis. The Company monitors the cash flows of its insurance company subsidiaries and attempts to maintain sufficient cash to meet current operating expenses, and to structure its investment portfolio at a duration which approximates the estimated cash requirements for the payment of loss and loss adjustment expenses.

Changes in Financial Condition

The Company's stockholders' equity increased by approximately $1.2 million at March 31, 1996 as compared to December 31, 1995. The two components of this increase were net income of $4.5 million in the first quarter of 1996 and an increase in the unrealized loss on available for sale securities net of tax, in the Company's investment portfolio of $3.3 million.

Consolidated Cash Flow

Cash flows from operating activities increased from $16.8 million during the first three months of 1995 to $19.4 million during the same three months in 1996. The largest component of net cash provided by operating activities in both periods were profit sharing payments received from the federal government's Multi-Peril Crop insurance program. During the first three months of 1995 this component of operating cash flows was $11.6 million while in the first three months of 1996 it was $15.9 million.

Cash flows for the Company's MPCI and crop hail businesses differ in certain respects from cash flows associated with more traditional property and casualty lines. MPCI premiums are not received from farmers until the covered crops are harvested, and when received are promptly remitted by the Company in full to the government. Covered losses are paid by the Company in full to the government. Covered losses are paid by the Company during the growing season as incurred, with such expenditures reimbursed by the government within three business days. Policy acquisition and administration expenses are paid by the Company as incurred during the year. The Company periodically throughout the year receives a payment in reimbursement of its policy administration expenses.

In the crop hail insurance business, premiums are generally not received until after the harvest, while losses and other expenses are paid throughout the year.

Inflation

The Company does not believe that inflation has had a material impact on its financial condition or the results of operation.

               ACCEPTANCE INSURANCE COMPANIES INC.

PART II.  OTHER INFORMATION
- ---------------------------

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


                              ACCEPTANCE INSURANCE COMPANIES INC.



May 14, 1996                  /s/  Kenneth C. Coon
                              ----------------------------
                              Kenneth C. Coon
                              Chief Executive Officer



May 14, 1996                  /s/  Georgia M. Mace
                              ----------------------------
                              Georgia M. Mace
                              Treasurer and Chief Accounting
                                Officer

               ACCEPTANCE INSURANCE COMPANIES INC.
                  QUARTERLY REPORT ON FORM 10-Q
            FOR THE THREE MONTHS ENDED MARCH 31, 1996

                          EXHIBIT INDEX

NUMBER    EXHIBIT DESCRIPTION

3.1       Amendment to the Registrant's Restated
          Certificate of Incorporation. Incorporated by reference to Exhibit 3.(i) to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

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

10.3      Amended and Restated Registration Rights
          Agreement, dated April 9, 1990, between the
          Registrant and Patricia Investments, Inc.
          Incorporated by reference to Exhibit 10d to the Registrant's Quarterly Report on Form 10-
          Q for the period ended May 31, 1990.

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

99.3      The Registrant's Employee Stock Ownership and
          Tax Deferred Savings Plan as merged, amended and restated effective October 1, 1990.
          Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-
          Q for the quarter ended November 30, 1990.

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