Form 10-Q
period 1996-06-30
ACCEPTANCE INSURANCE COMPANIES INC
filed 1996-08-14
CIK 74783

=================================================================
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1996

                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

      Registrants's telephone number, including area code:
                         (402) 344-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES    XX           NO
                   --------           --------

The number of shares of each class of the Registrant's common stock outstanding on August 1, 1996 was:

     Class of Common Stock            No. of Shares Outstanding
  Common Stock, $.40 Par Value                15,166,946
=================================================================

               ACCEPTANCE INSURANCE COMPANIES INC.


FORM 10-Q

TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements:

               Consolidated Balance Sheets
               June 30, 1996 (unaudited) and December 31, 1995
               (audited)

               Consolidated Statements of Operations (unaudited)
               Three Months and Six Months Ended June 30, 1996
               and 1995

               Consolidated Statements of Cash Flows (unaudited)
               Six Months Ended June 30, 1996 and 1995

               Notes to Interim Consolidated Financial Statements
               (unaudited)

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

     Signatures
PART I.  FINANCIAL INFORMATION
- ------------------------------
Item 1.   Financial Statements

               ACCEPTANCE INSURANCE COMPANIES INC.
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                          June 30,   December 31,
                                           1996         1995
                                        -----------  ------------
                                        (Unaudited)   (audited)

ASSETS
Investments:
Fixed maturities available for sale      $234,157     $218,300
Marketable equity securities -
  preferred stock                          67,653       30,608
Marketable equity securities -
  common stock                             22,053       17,929
Mortgage loans and other investments        9,711       11,290
Real estate                                 3,349        3,354
Short-term investments, at cost, which
  approximates  market                     48,468       86,520
                                         --------     --------
                                          385,391      368,001

Cash                                        9,041        7,648
Investment in Major Realty Corporation      9,761        9,878
Receivables, net                          108,978      106,246
Reinsurance recoverable on unpaid loss
  and loss  adjustment expenses           181,014      167,888
Prepaid reinsurance premiums               34,854       38,341
Property and equipment, net                 7,192        5,284
Deferred policy acquisition costs          30,920       24,585
Excess of cost over acquired net assets    36,433       37,003
Deferred income tax                        10,513        9,403
Other assets                               13,073        6,757
                                         --------     --------
Total assets                             $827,170     $781,034
                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss adjustment expenses      $400,654     $369,244
Unearned premiums                         142,392      124,122
Amounts payable to reinsurers              20,670       18,161
Accounts payable and accrued
  liabilities                              12,041       22,720
Bank borrowings                            69,000       69,000
                                         --------     --------
        Total liabilities                 644,757      603,247

Contingencies                                --           --

Stockholders' equity:
Preferred stock, no par value,
  5,000,000 shares authorized, none
  issued                                     --           --
Common stock, $.40 par value,
  20,000,000 shares authorized,
  15,166,881 and 15,141,220 shares
  issued                                    6,092        6,057
Capital in excess of par value            195,802      194,823
Unrealized gain (loss) on available
  for sale securities, net of tax          (3,872)          19
Accumulated deficit                       (11,345)     (18,848)
                                         --------     --------
                                          186,677      182,051
Less:
Treasury stock, at cost, 35,559 shares     (1,564)      (1,564)
Contingent stock, 240,000 shares           (2,700)      (2,700)
                                         --------     --------
Total stockholders' equity                182,413      177,787
                                         --------     --------

Total liabilities and stockholders'
  equity                                 $827,170     $781,034
                                         ========     ========

       The accompanying notes are an integral part of the interim consolidated financial statements.

/TABLE

               ACCEPTANCE INSURANCE COMPANIES INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months and six months ended June 30, 1996 and 1995
              (in thousands, except per share data)
                           (unaudited)


                              Three Months        Six Months
                            ----------------  ------------------
                              1996     1995     1996      1995
                            -------  -------  --------  --------
Revenues:
Insurance premiums earned   $76,896  $62,413  $144,400  $113,689
Insurance agency
  commissions                   293      769       922     1,642
Net investment income         6,528    4,817    12,992     9,238
Net realized capital gains    1,586      599     2,767     1,033
                            -------  -------  --------  --------
                             85,303   68,598   161,081   125,602
                            -------  -------  --------  --------
Costs and expenses:
Costs of revenues:
Insurance losses and loss
  adjustment expenses        55,239   44,513   101,122    79,119
Insurance agency costs          343      742       874     1,452
Insurance underwriting
  expenses                   23,868   19,892    45,142    36,008
General and administrative
  expenses                      528      649     1,063     1,248
                            -------  -------  --------  --------
                             79,978   65,796   148,201   117,827
                            -------  -------  --------  --------
Operating profit              5,325    2,802    12,880     7,775
                            -------  -------  --------  --------

Other income (expense):
Interest expense             (1,242)    (531)   (2,495)  (1,044)
Share of net loss of
  investee                      (53)     (83)     (117)    (157)
Other, net                       15       41        73       81
                            -------  -------  --------  -------
                             (1,280)    (573)   (2,539)  (1,120)
                            -------  -------  --------  -------
Income before income taxes    4,045    2,229    10,341    6,655
Income tax expense
  (benefit):
Current                       1,098    1,465     1,853    1,690
Deferred                        (78)    (735)      985      483
                            -------  -------  --------  -------

Net income                  $ 3,025  $ 1,499  $  7,503  $ 4,482
                            =======  =======  ========  =======
Net income per share:
Primary                     $   .20  $   .10  $    .50  $   .30
                            =======  =======  ========  =======

Fully diluted               $   .20  $   .10  $    .49  $   .29
                            =======  =======  ========  =======

       The accompanying notes are an integral part of the interim consolidated financial statements.

/TABLE

               ACCEPTANCE INSURANCE COMPANIES INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the six months ended June 30, 1996 and 1995
                         (in thousands)
                           (unaudited)

                                               1996       1995
                                             --------   --------

Cash flows from operating activities:
Net income                                   $  7,503    $ 4,482
Net adjustment to reconcile net income to
 net cash provided by operating activities     16,645     21,640
                                             --------    -------
Net cash provided by operating activities      24,148     26,122
                                             --------    -------
Cash flows from investing activities:
Proceeds from sales of investments
  available for sale                           73,930     61,744
Proceeds from maturities of investments        15,637     10,481
Proceeds from maturities of investments
  available for sale                            5,315      4,706
Purchases of investments                      (11,106)   (18,740)
Purchases of investments available for sale  (139,650)   (91,624)
Purchases of property and equipment            (2,958)    (1,242)
                                             --------    -------

Net cash used for investing activities        (58,832)   (34,675)
                                             --------    -------

Cash flows from financing activities:
Proceeds from issuance of common stock          1,015         85
                                             --------    -------

Net cash provided by financing activities       1,015         85
                                             --------    -------

Net increase (decrease) in cash and
  short-term investments                      (33,669)    (8,468)
Cash and short-term investments at
   beginning of period                         84,740     50,236
                                             --------    -------

Cash and short-term investments at end
   of period                                 $ 51,071    $41,768
                                             ========    =======

Supplemental disclosure of cash flow
  information:
Cash paid during the period for interest     $  2,420    $ 1,079
                                             ========    =======
Cash paid during the period for income
   taxes                                     $  2,050    $ 2,853
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

     Management's Opinion

     The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company's financial position as of June 30, 1996 and December 31, 1995, and the results of operations for the three months and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995.

     Statements of Cash Flows

     The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of June 30, 1996 approximately $6,438,000 of short-term investments had a maturity date at acquisition of greater than three months.

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

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which is efffective for the Company on January 1, 1996.
     SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instruments awarded. The Company will continue to apply APB No. 25 to its stock based compensation awards to employees and directors.

     Reclassifications

     Certain prior year accounts have been reclassified to conform with current period presentation.

2.   Per Share Data:

     Primary and fully diluted earnings per share are based on the weighted average shares outstanding of approximately
     15.1 million and 15.3 million, respectively, for the three months ended June 30, 1996 and approximately 15.0 million and 15.2 million, respectively, for the three months ended
     June 30, 1995.   Primary earnings per share and fully
     diluted earnings per share are based on the weighted average shares outstanding of approximately 15.0 million and 15.3 million, respectively, for the six months ended June 30, 1996 and approximately 15.0 million 15.2 million, respectively, for the six months ended June 30, 1995.

3.   Investments:

     The amortized cost and related market values of debt and equity securities in the accompanying balance sheets are as follows (in thousands):

                                     Gross      Gross
                         Amortized Unrealized Unrealized  Market
                           Cost      Gains     Losses     Value
                         --------- ---------- ----------  ------

June 30, 1996:
Fixed maturities
  available for sale:
U.S. Treasury and
  government securities  $ 72,748    $  198    $   642   $ 72,304
States, municipalities
  and political
  subdivisions             85,268     1,570        522     86,316
Mortgage-backed
  securities               59,957        34      8,601     51,390
Other debt securities      24,284       426        563     24,147
                         --------    ------    -------   --------
                         $242,257    $2,228    $10,328   $234,157
                         ========    ======    =======   ========

Marketable equity
  securities - preferred
  stock                  $ 68,535    $  339    $ 1,221   $ 67,653
                         ========    ======    =======   ========
Marketable equity
  securities - common
  stock                  $ 19,027    $3,950    $   924   $ 22,053
                         ========    ======    =======   ========

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

                         ========    ======    =======   ========


4.   Insurance Premiums and Claims:

     Insurance premiums written and earned by the Company's insurance subsidiaries for the three months and six months ended June 30, 1996 and 1995 are as follows (in thousands):

                             Three Months         Six Months
                          ------------------  ------------------
                            1996      1995      1996      1995
                          --------  --------  --------  --------

Direct premiums written   $135,487  $110,799  $249,196  $213,099
Assumed premiums written     9,564        80    19,584       545
Ceded premiums written     (49,727)  (43,917) (102,622)  (88,523)
                          --------  --------  --------  --------

Net premiums written      $ 95,324  $ 66,962  $166,158  $125,121
                          ========  ========  ========  ========

Direct premiums earned    $123,970  $102,509  $232,186  $192,115
Assumed premiums earned      9,341       609    18,323     1,798
Ceded premiums earned      (56,415)  (40,705) (106,109)  (80,224)
                          --------  --------  --------  --------
Net premiums earned       $ 76,896  $ 62,413  $144,400  $113,689
                          ========  ========  ========  ========

     Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $99,897,000 and $51,379,000 for the three months ended June 30, 1996 and 1995, respectively.
     Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $125,337,000 and $78,830,000 for the six months ended June 30, 1996 and 1995, respectively.


5.   Bank Borrowings, Term Debt and Other Borrowings:

     On July 26, 1995, the Company amended its borrowing arrangements with its bank lenders providing a $75 million three year Revolving Credit Facility which, with the consent of the banks, can be renewed annually for three years, and a $15 million Term Loan Facility with a maturity of the earlier of July 1996 or one year from the date of the borrowing. The Term Loan Facility expired on July 26, 1996 as the Company had not drawn upon this facility as of that date. The Company is currently negotiating with its banks to restructure the credit facility to incorporate the previous Term Loan Facility and Revolving Credit Facility into one credit facility, or in the alternative, to extend the expiration date of the Revolving Credit Facility and reinstate a Term Loan Facility similar to the previous one. Further, the Company selects its interest rate as either the prime rate or LIBOR plus a margin of .75% to 1.5% depending on the Company's debt to equity ratio. Interest is payable quarterly. At June 30, 1996, the Company had $69.0 million outstanding under this arrangement at a weighted average interest cost of 7.2%.



6.   Income Taxes:

     As of June 30, 1996, management believes it is more likely than not that the Company will realize a portion of the deferred tax asset. The valuation allowance at June 30, 1996 primarily relates to capital loss items whose realization is uncertain. The net deferred tax asset is as follows (in thousands):


                                         June 30,    December 31,
                                           1996          1995
                                         --------    ------------
Unpaid losses and loss adjustment
  expenses                                11,266        10,701
Unearned premiums                          7,528         6,004
Allowances for doubtful accounts           1,217           869
Other                                      1,859         1,443
Unrealized loss on fixed maturities
  available for sale                       2,834           699
Major Realty basis difference              7,991         7,950
                                         -------       -------
Deferred tax asset                        32,695        27,666
                                         -------       -------

Deferred policy acquisition costs        (10,822)       (8,605)
Other                                     (2,508)         (888)
Unrealized gain on marketable
  equity securities                         (750)         (710)
                                         -------       -------
Deferred tax liability                   (14,080)      (10,203)
                                         -------       -------
                                          18,615        17,463
Valuation allowance                       (8,102)       (8,060)
                                         -------       -------
Net deferred tax asset                   $10,513       $ 9,403
                                         =======       =======

Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements as follows (in thousands):


                                                   June 30,
                                            ---------------------
                                              1996          1995
                                            -------       -------
Computed U.S. federal income taxes          $3,619        $2,328
Nondeductible amortization of goodwill
  and other intangibles                        284           269
Tax-exempt interest income                    (669)         (437)
Dividends received deduction                  (497)         (145)
Other                                          101           158
                                            ------        ------
Income taxes provided                       $2,838        $2,173
                                            ======        ======

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

RESULTS OF OPERATIONS

Forward-Looking Information

Except for the historical information contained in this Quarterly Report of Form 10-Q, matters discussed herein may constitute forward-looking information. Such forward-looking information reflects the Company's current best estimates regarding future operations, but, since these are only estimates, actual results may differ materially from such estimates.

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

         Three months and six months ended June 30, 1996
   Compared to three months and six months ended June 30, 1995

The Company's net income for the three months and six months ended June 30, 1996 increased 101.8% and 67.4% respectively from the same periods in 1995. The second quarter of 1996 was positively impacted by an increase in net premiums earned with little or no change in the Company's combined loss and expense operating ratio, an increase in net investment income and realized capital gains, and a decrease in the Company's effective income tax rate all as compared with the same period a year earlier. These positive effects were slightly offset by an increase in the interest expense of the Company and a decrease in the net insurance agency income in both the three and six months ended June 30, 1996 as compared to the same periods in 1995.

The Company's net premiums earned increased by 23.2% and 27.0% in the three and six months ended June 30, 1996 respectively as compared to the similar periods a year earlier. These increases were principally attributable to growth in the direct and assumed premiums written as well as a small decrease in the percentage of premiums ceded to reinsurers. The increase in gross premiums written (direct premiums plus assumed premiums) was slightly larger for the second quarter of 1996 than for the first quarter of 1996 increasing 30.8% during the second quarter as opposed to 20.4% in the first quarter of 1996, both as compared to similar quarters in 1995.

Net premiums earned increased in each of the Company's three property and casualty (non-crop) divisions in both the three and six months ended 1996 as compared to the same periods in 1995. The General Agency Division increased by $5.0 million and $9.8 million, the Program Division increased by $8.9 million and $16.3 million, and the Non-Standard Automobile Division increased by $2.9 million and $4.4 million. The Company's Crop Insurance Division net earned premium was approximately $10 million for both the six months ended June 30, 1996 and June 30, 1995. The Company's crop insurance business is seasonable, with the majority of the premiums being recorded in the third and fourth quarter of the year, and therefore, this lack of change in crop insurance net earned premium is not necessarily indicative of the final crop insurance premiums for the year.

The increases in premium revenue benefited the Company since the Company's combined loss and expense ratios for the three and six months ended June 30, 1996 remained approximately the same as those recorded in the same three and six month periods in 1995. While the ratios were similar, the Company's results were effected by different factors in 1996 as compared to 1995. During the second quarter of 1995, the Company's results were impacted by wind and hail storms occurring across Texas and Louisiana during the months of April and May, during which the Company incurred approximately $1.1 million of pre-tax losses. In addition, during the second quarter of 1995, the Company experienced deterioration in the loss ratio of its commercial automobile liability business principally attributable to a more rapid emergence of losses from the 1994 year than had been expected by the Company. During the first six months of 1996, the Company was not materially effected by prior year loss development as it had been in 1995. The Company, was, however, again effected by winter storms which impacted the Company's automobile physical damage loss ratios as well as spring storms across the Midwest which significantly impacted the Company's farm property business. During 1996, the combined ratio of the Company was also favorably impacted by final adjustments to the Company's Multi-Peril Crop Insurance (MPCI) profit sharing for 1995 which added approximately $4.3 million of income to the Company's results during the first six months of 1996. The Company's estimate of its profit sharing income under the MPCI program at December 31, 1995 was effected by a volatile crop growing season during which many of the rules pertaining to prevented planting payments were changed and in which a combination of unusual weather conditions manifested themselves in an unusually late harvest. As claims were closed during the first six months of 1996 and the final prevented planting rules applied to these losses, the Company was able to earn additional profit sharing. Offsetting this income were losses in the Company's named peril crop insurance programs.

The Company's investment income increased 35.5% and 40.6% respectively in the three months and six months ended June 30, 1996 from the same three and six month periods during 1995. This increase in investment income resulted from both an increase in the average size of the investment portfolio of the Company as well as the pre-tax yield of the portfolio. During the three months ended June 30, 1996 the average size of the Company's investment portfolio was $392 million and the pre-tax yield of the portfolio was 6.65%. This compared with an average portfolio size of $309 million and a pre-tax yield of 6.24% for the portfolio during the three months ended June 30, 1995. For the six months ended June 30, 1996 the average portfolio size was $387 million and the pre-tax portfolio yield was 6.72%. This compared with an average portfolio size of $300 million and a pre-tax yield of 6.15% for the six months ended June 30, 1995. The size of the investment portfolio increased principally from retained earnings and positive cash flows while investment yields increased as the overall interest rate environment during the first and second quarters of 1996 was higher than the first and second quarters of 1995.

The Company's realized capital gains increased 164.8% and 167.9% respectively in the three and six months ended June 30, 1996 as compared to the similar periods a year earlier. This increase in realized gains was attributable principally to gains realized in the Company's equity portfolio with approximately 66% and 71% of the gains attributable to the equity portfolio in the first three months and six months of 1996 respectively.

Net income was also effected by a lower effective income tax rate during the first and second quarters of 1996 as compared to the first and second quarters of 1995, as tax expense decreased from 32.8% and 32.7% of pre-tax income during the three and six months ended June 30, 1995 to 25.2% and 27.4% during the same periods in 1996. This reduction in the Company's income tax expense was a result of additional income from tax advantaged securities in the Company's investment portfolio such as preferred stocks and municipal bonds. The Company was able to increase its investment in such tax advantaged securities while increasing the overall pre-tax yield of the portfolio as noted above.

Offsetting these positive factors was an increase in the interest expense of the Company and a decrease in insurance agency income. The increase in interest expense was the result of additional borrowings under the Company's bank credit facility with average borrowings increasing from $29 million during the first six months of 1995 to $69 million during the first six months of 1996. During the periods being compared, the average interest rate under the bank credit facility was relatively stable at 7.3% and 7.2% during the three and six months ended June 30, 1995 and 7.2% and 7.2% during the three and six months ended June 30, 1996.

While the impact of the Company's insurance agency operations was limited, the net insurance agency income decreased from $27,000 and $190,000 during the three and six months ended June 30, 1995 to a loss of $50,000 and a profit of $48,000 during the three and six months ended June 30, 1996.

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

The Company - Parent Only

As an insurance holding company, the Company's assets consist primarily of the capital stock of its subsidiaries, two surplus notes issued by one of its insurance company subsidiaries and investments held at the holding company level. The Company's primary sources of liquidity are dividends and other distributions from subsidiaries, interest payments on the surplus notes, tax sharing payments from its subsidiaries and net investment income from, and proceeds from the sale of holding company investments. The Company's liquidity needs are primarily to service debt, pay operating expenses and taxes and make investments in subsidiaries.

Dividends from the insurance subsidiaries of the Company are regulated by the state regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to parent companies to certain statutorily approved limits. As of June 30, 1996, the statutory limitation on dividends from insurance company subsidiaries to the parent without further insurance departmental approval was approximately $10.5 million. In addition to dividends from the insurance companies, the Company also may receive distributions from its non-insurance subsidiaries which are engaged in agency, premium finance and claim service operations.

The Company currently holds two surplus notes, each in the amount of $20 million, issued by one of its insurance company subsidiaries, bearing interest at the rate of 9% per annum, payable quarterly. Although repayment of all or part of the principal of this surplus note requires prior insurance department approval, no prior approval of interest payment is currently required.

The Company is currently a party to a tax sharing agreement with its subsidiaries, under which such subsidiaries pay the Company amounts in general equal to the federal income tax that would be payable by such subsidiaries on a stand-alone basis.

The Company is also party to a $90 million Credit Agreement with a group of bank lenders, secured by substantially all of the Company's assets. The Credit Agreement provides for a three-year Revolving Credit Facility in amounts not exceeding $75 million and a one-year Term Loan Facility not exceeding $15 million. Interest is payable quarterly at a rate selected by the Company equal to either the prime rate or LIBOR plus a margin which varies depending on the Company's debt -to-equity ratio and whether funds have been borrowed under the Line of Credit. At June 30, 1996, the outstanding balance under the facility was $69 million, bearing interest at 7.2%. Borrowings under the facility were used to provide capital for the insurance companies and to repay other debt. The Revolving Credit Facility expires on July 26, 1998, and may be extended annually by additional one-year periods with the consent of the lenders. The Term Loan Facility expired on July 26, 1996 as the Company had not drawn upon this facility as of that date. The Company is currently negotiating with its banks to restructure the credit facility to incorporate the previous Term Loan Facility and Revolving Credit Facility into one credit facility, or in the alternative, to extend the expiration date of the Revolving Credit Facility and reinstate a Term Loan Facility similar to the previous one.

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

Changes in Financial Condition

The Company's stockholders' equity increased by approximately $4.6 million at June 30, 1996 as compared to December 31, 1995. The three components of this increase were net income of $7.5 million during the first six months of 1996, an increase in the unrealized loss of available for sale securities, net of tax, in the Company's investment portfolio of $3.9 million, and $1 million in proceeds from the exercise of stock options and employee stock purchases under the Employee Stock Purchase Plan.

Consolidated Cash Flow

Cash provided from operating activities was positive and relatively stable during both the six months ended June 30, 1995 and 1996. Cash flows from operating activities were $24.1 million during the first six months of 1996 as compared to $26.1 million during the first six months of 1995. A large component of this positive cash flow during both periods were profit sharing payments received from the federal government Multi-Peril Crop insurance program. During the first six months of 1995 this component of operating cash flows was $11.6 million while in the first six months of 1996 it was $16.4 million.

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



                              ACCEPTANCE INSURANCE COMPANIES INC.



August 13, 1996               /s/ KENNETH C. COON
                              -----------------------------------
                              Kenneth C. Coon
                              Chief Executive Officer


August 13, 1996               /s/ GEORGIA M. MACE
                              -----------------------------------
                              Georgia M. Mace
                              Treasurer and Chief Accounting
                                Officer

               ACCEPTANCE INSURANCE COMPANIES INC.
                  QUARTERLY REPORT ON FORM 10-Q
             FOR THE SIX MONTHS ENDED JUNE 30, 1996

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

10.3      Warrants to purchase a total of 389,507
          shares of common stock ($.10 par value) of the Registrant dated April 10, 1992, issued by the Registrant to the various purchasers of the Floating Rate Secured Subordinated
          Notes, due 1993, Series A and B.
          Incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.4 Employment Agreement dated February 19, 1990 between Acceptance Insurance Holdings Inc., the Registrant and Kenneth C. Coon.
          Incorporated by reference to Exhibit 10.65 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.5 Employment Agreement dated July 2, 1993 between the Registrant and John P. Nelson. Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

10.6 Employment Agreement dated July 2, 1993 between the Registrant and Richard C. Gibson.
          Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

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

99.6      The Registrant's 1996 Incentive Stock Option Plan.
          Incorporated by reference to the Registrant's Proxy
          Statement filed on or about May 3, 1996.