Form 10-Q/A
period 1995-09-30
ACCEPTANCE INSURANCE COMPANIES INC
filed 1996-08-28
CIK 74783

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

GENERAL

Loss Reserve Development

In the property and casualty insurance industry, it is not unusual for significant periods of time, ranging up to several years, to elapse between the occurrence of an insured loss, the report of the loss to the insurer and the insurer's payment of that loss. The estimates of the liability for losses and loss adjustment expenses are determined by management based on its analysis of historical trends, patterns and expectations of reported claims and paid claims, losses which have occurred but which are not yet reported, trends in claim experience, information available on an industry-wide basis, changes in the Company's claim handling procedures and premium rates. The Company's lines of specialty insurance business are considered less predictable than standard insurance coverages. In examining reserve adequacy, historical data is reviewed, and, as additional experience and other data become available and is reviewed, these estimates and judgments may be revised, resulting in increases or decreases to reserves for insured events of prior years.

Company Experience

In the second half of 1993, the Company's senior management, in its effort to develop improved reported loss information enabling it to react more quickly to unforeseen loss experience, directed a comprehensive review of claim handling practices. In 1994, claims personnel began implementing new claims handling standards and procedures designed to (i) create case loss reserve adequacy as soon as possible, and (ii) reduce loss adjustment expense. These new case reserving practices eventually resulted in new development trends for reported loss information.

The Company has historically established its estimates of loss reserves in large part utilizing historical patterns and trends in both reported claims and paid claims. As the new case reserving standards were implemented during 1994 and 1995, the trends in reported loss information became less reliable as historical data upon which to estimate ultimate losses, since, the more recent reported claim information lacked comparability to the experience in earlier years. The loss reserve strengthening recorded in 1995 described below, was thus based primarily upon information relating to the trends in paid claims, rather than reported claims, along with the Company statistical and operating information, industry trends and other data regularly considered by management in its periodic estimation of the liability for losses and loss adjustment expenses.

RESULTS OF OPERATIONS

Three months and nine months ended September 30, 1995
Compared to three months and nine months ended September 30, 1994

The Company's net income for the three months ended September 30, 1995 decreased $12.3 million from the same period in 1994, while the net income for nine months decreased by $14.7 million as compared to the first nine months of 1994. The principal factor effecting this decline was the Company's decision to strengthen its estimate of loss reserves for prior years, resulting in a charge to earnings of $17.5 million ($11.3 million after-tax) in the third quarter and $22.3 million ($14.5 million after tax) for the nine months ended September 30, 1995. In addition, with the Company's increase in its estimates for ultimate loss ratios for prior years, the Company also increased its expected ultimate loss ratios for the 1995 accident year. These negative effects were partially offset by an increase in the Company's investment income as well as positive results in the Company's crop insurance division.

The following factors led management to conclude that the Company's estimates of loss reserves for 1994 and prior year losses should be revised resulting in the reserve strengthening in the three and nine month periods ending September 30, 1995.

 1. During the second quarter of 1995 the Company began to notice deviations from the loss development patterns expected at December 31, 1994, noting, principally, deterioration in the loss ratio of its commercial automobile business. At that time, management attributed the deviation to the more rapid development of reported (as distinguished from paid) claim information resulting from the new procedures established for the Company's claims department described above. This trend continued, however, in the third quarter of 1995.

 2. The analysis of paid claim trends in the commercial automobile line indicated that reserves for 1994 and prior year losses were being depleted at a rate faster than had been estimated when loss reserves were initially established. The Company's historical experience had been that, by year-end 1995, approximately 31.0% of earned premium, would have been paid out on claims incurred in 1994, while actual results reflected that approximately 31.3% of earned premium had been paid out through the first nine months of 1995. As to claims incurred in 1993, historically, approximately 45.5% of earned premium would have been paid out through year-end 1995, whereas the analysis of claim paid information indicated that through the first nine months of 1995, approximately 47% of earned premium had been paid out on 1993 claims.

     There was no singular event or one block of the commercial automobile line which appeared to be responsible for the adverse development of paid claims. Rather, the Company experienced unfavorable loss development in several blocks of commercial automobile liability, such as tow trucks in Missouri and Illinois, mobile home toters in Missouri, Illinois, Arkansas and Alabama, coal trucks in Kentucky and valet parking in Florida. The Company also experienced unfavorable development with certain agents in various geographic regions. During the period February through October 1995 the Company's underwriting specialists canceled certain agents and programs and nonrenewed specific policies and the underwriting staff continues to monitor closely the commercial automobile business.

 3. The actuarial analysis of other principal liability lines did not show the same trend in paid loss development, however, management felt it prudent to adjust earlier estimates of ultimate loss liability for certain other lines. The Company canceled its Texas nursing home business in late 1994 but the number of reported claims continues to exceed expectations. A July 1995 decision of the Supreme Court of California expanded the potential exposure of property and casualty insurance companies to defend claims and indemnify insureds under previously issued commercial general liability policies, and the Company anticipated an adverse impact on pending claims and new claims in California. These and other factors influenced management's decision to affect the increase in estimated loss reserves for 1994 and prior year claims.

     Also influencing the decision was management's recognition that a variety of changes have taken place in the property and casualty insurance industry through consolidations, transfers of certain types of risks between companies and the like, all of which may tend to impact the mix of liability risks written over time by the Company so that certain estimated loss assumptions made earlier in the history of these lines of business may have changed by the time later policies were issued and when losses occurred. These industry changes were felt to be a factor which suggested the need for caution in making ultimate loss estimates.

     The analysis in the third quarter of 1995 was done by Company personnel in consultation with the independent actuaries who have advised the Company that they agree with the Company's new loss reserve estimates.

The $17.5 million increase in reserves for 1994 and prior year losses were as follows by year and line of business.

                       Lines of Business

                        (in millions)

                     Other
Accident   Auto     Liability            Workers
Year     Liability   & CMP    Products     Comp.   Other   Total
- -------- ---------  --------- --------   -------   -----   -----
1994        4.8        2.3       .1        1.2      --      8.4
1993        1.4         .7      1.2         .9      .2      4.4
1992         .2        2.7       .3         .8      .1      4.1
1991 &
  Prior     --          .3       .1         .2      --       .6
            ---        ---      ---        ---      ---    ----

Total       6.4        6.0      1.7        3.1      .3     17.5

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

The Company believes that its loss reserves at September 30, 1995 are adequate. Selective steps are being taken, in addition to those mentioned above, to take rate increases, reduce agents' commissions, terminate certain coverages and discontinue some lines in certain regions in order to eliminate or reduce exposures found to be causes of the unsatisfactory loss development experience. Management intends to continue to closely monitor statistical and other information with respect to loss reserves, in particular those lines of insurance that are more difficult to predict. However, the estimates of loss reserves are inherently uncertain and such estimates may continue to change as more information becomes available.


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