Form 10-Q
period 1996-09-30
ACCEPTANCE INSURANCE COMPANIES INC
filed 1996-11-14
CIK 74783

=================================================================

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q

     [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1996

                              or

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-7461

               ACCEPTANCE INSURANCE COMPANIES INC.
     (Exact name for registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES   XX                 NO
               -----                  ------

The number of shares of each class of the Registrant's common stock outstanding on November 11, 1996 was:

Class of Common Stock              No. of Shares Outstanding
Common Stock, $.40 Par Value              15,246,988

=================================================================






               ACCEPTANCE INSURANCE COMPANIES INC.

                            FORM 10-Q

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements:

          Consolidated Balance Sheets
          September 30, 1996 (unaudited) and December 31, 1995
            (audited)

          Consolidated Statements of Operations (unaudited)
          Three Months and Nine Months Ended September 30, 1996
            and 1995

          Consolidated Statements of Cash Flows (unaudited)
          Nine Months Ended September 30, 1996 and 1995

          Notes to Interim Consolidated Financial Statements
            (unaudited)

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

     Signatures
PART I.   FINANCIAL INFORMATION
-------------------------------
Item 1.   Financial Statements

               ACCEPTANCE INSURANCE COMPANIES INC.
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                     September 30,   December 31,
                                         1996           1995
                                     ------------    -----------
                                     (unaudited)       (audited)
ASSETS
Investments:
Fixed maturities available for
  sale                               $  242,668        $218,300
Marketable equity securities -
  preferred stock                        63,602          30,608
Marketable equity securities -
  common stock                           20,387          17,929
Mortgage loans and other
  investments                            11,330          11,290
Real estate                               3,345           3,354
Short-term investments, at cost,
  which approximates market              85,871          86,520
                                     ----------      ----------
                                        427,203         368,001

Cash                                      9,244           7,648
Equity investment in Major
  Realty Corporation                      9,715           9,878
Receivables, net                        229,396         106,246
Reinsurance recoverable on
  unpaid loss and loss
  adjustment expenses                   268,560         167,888
Prepaid reinsurance premiums             35,542          38,341
Property and equipment, net               7,534           5,284
Deferred policy acquisition costs        31,530          24,585
Excess of cost over acquired net
  assets                                 36,149          37,003
Deferred income tax                      14,842           9,403
Other assets                              7,656           6,757
                                     ----------      ----------
Total assets                         $1,077,371       $ 781,034
                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss adjustment expenses  $  500,902       $369,244
Unearned premiums                       143,874        124,122
Amounts payable to reinsurers           120,106         18,161
Accounts payable and accrued
  liabilities                            43,620         22,720
Bank borrowings                          69,000         69,000
                                     ----------      ---------

      Total liabilities                 877,502        603,247

Contingencies                             --             --

Stockholders' equity:
  Preferred stock, no par value,
  5,000,000 shares authorized,
  none issued                             --             --
Common stock, $.40 par value,
  20,000,000 shares authorized;
  15,245,988 and 15,141,220
  shares issued                           6,098          6,057
Capital in excess of par value          195,960        194,823
Unrealized gain (loss) on
  available for sale securities,
  net of tax                             (3,898)            19
Accumulated deficit                       5,973        (18,848)
                                     ----------      ---------
                                        204,133        182,051
Less:
Treasury stock, at cost, 35,559
  shares                                 (1,564)        (1,564)
Contingent stock, 240,000 shares         (2,700)        (2,700)
                                     ----------      ---------
Total stockholders' equity              199,869        177,787
                                     ----------      ---------
Total liabilities and
  stockholders' equity               $1,077,371       $781,034
                                     ==========      =========

       The accompanying notes are an integral part of the interim consolidated financial statements.

/TABLE

               ACCEPTANCE INSURANCE COMPANIES INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
           for the three months and nine months ended
                   September 30, 1996 and 1995
              (in thousands, except per share data)
                           (unaudited)

                          Three Months           Nine Months
                      --------------------   ------------------
                        1996        1995       1996      1995
                      ---------   --------   --------  --------

Revenues:
Insurance premiums
  earned              $121,374    $ 90,373   $265,774  $204,062
Insurance agency
  commissions               83         574      1,005     2,216
Net investment
  income                 6,588       5,407     19,580    14,645
Net realized capital
  gains                    808         779      3,575     1,812
                      --------    --------   --------  --------
                       128,853      97,133    289,934   222,735
                      --------    --------   --------  --------
Costs and expenses:
Cost of revenues:
Insurance losses
  and loss adjust-
  ment expenses         73,863      85,744    174,985   164,863
Insurance agency
  costs                    129         615      1,003     2,067
Insurance under-
  writing expenses      27,103      19,175     72,245    55,183

General and
  administrative
  expenses                 489         437      1,552     1,685
                      --------    --------   --------  --------
                       101,584     105,971    249,785   223,798
                      --------    --------   --------  --------
Operating profit
  (loss)                27,269      (8,838)    40,149    (1,063)
                      --------    --------   --------  --------

Other income
  (expense):
Interest expense        (1,211)       (563)    (3,706)   (1,607)
Share of net loss
  of investee              (44)        (79)      (161)     (236)
Other, net                  27          (5)       100        76
                      --------    --------   --------  --------
                        (1,228)       (647)    (3,767)   (1,767)
                      --------    --------   --------  --------
Income (loss)
  before income
  taxes                 26,041      (9,485)    36,382    (2,830)
Income tax
  expense (benefit):
Current                 13,038        (344)    14,891     1,346
Deferred                (4,315)     (3,180)    (3,330)   (2,697)

Net income
  (loss)              $ 17,318    $ (5,961)  $ 24,821  $ (1,479)
                      ========    ========   ========  ========
Net income (loss)
  per share:
Primary               $ 1.14      $ (.40)    $ 1.64    $ (.10)
                      ========    ========   ========  ========
Fully diluted         $ 1.12      $ (.40)    $ 1.61    $ (.10)
                      ========    ========   ========  ========

         The accompany notes are an integral part of the interim consolidated financial statements.

               ACCEPTANCE INSURANCE COMPANIES INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
      for the nine months ended September 30, 1996 and 1995
                         (in thousands)
                           (unaudited)

                                           1996        1995
                                         ---------   --------
Cash flows from operating
  activities:
Net income (loss)                        $  24,821   $  (1,479)
Net adjustment to reconcile net
  income to net cash provided by
  operating activities                      41,337      38,846
                                         ---------   ---------
Net cash provided by operating
  activities                                66,158      37,367
                                         ---------   ---------
Cash flows from investing
  activities:
Proceeds from sales of investments
  available for sale                       114,493      82,527
Proceeds from maturities of
  investments                               15,793      38,228
Proceeds from maturities of
  investments available for sale             6,302       8,126
Purchases of investment                    (20,377)    (41,092)
Purchases of investments available
  for sale                                (183,245)   (134,087)
Purchases of property and equipment         (3,931)     (1,748)
                                         ---------   ---------
Net cash used for investing
  activities                               (70,965)    (48,046)
                                         ---------   ---------
Cash flows from financing activities:
Proceeds from bank borrowings                 --        20,000
Proceeds from issuance of
  common stock                               1,178          98
                                         ---------   ---------
Net cash provided by financing
  activities                                 1,178      20,098
                                         ---------   ---------
Net increase (decrease) in cash and
  short-term investments                    (3,629)      9,419
Cash and short-term investments
  at beginning of period                    84,740      50,236
                                         ---------   ---------
Cash and short-term investments
  at end of period                       $  81,111   $  59,655
                                         =========   =========
Supplemental disclosure of cash
  flow information:
Cash paid during the period for
  interest                               $   3,848   $   1,404
                                         =========   =========
Cash paid during the period for
  income taxes                           $   3,250   $   4,253
                                         =========   =========

       The accompanying notes are an integral part of the interim consolidated financial statements

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

     Management's Opinion

     The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company's financial position as of September 30, 1996 and December 31, 1995, and the results of operations for the three months and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995.

     Statements of Cash Flows

     The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of September 30, 1996 approximately $14,004,000 of short-term investments had a maturity date at acquisition of greater than three months.

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

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which was effective for the Company on January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instruments awarded. The Company will continue to apply APB No. 25 to its stock based compensation awards to employees and directors.

     Reclassifications

     Certain prior year accounts have been reclassified to conform with current period presentation.

2.   Per Share Data:

     Primary and fully diluted earnings per share are based on the weighted average shares outstanding of approximately 15.2 million and 15.5 million, respectively, for the three months ended September 30, 1996 and approximately 14.9 million and
     15.1 million, respectively, for the three months ended September 30, 1995. Primary earnings per share and fully diluted earnings per share are based on the weighted average shares outstanding of approximately 15.1 million and 15.4 million, respectively, for the nine months ended September 30, 1996 and approximately 14.9 million and 15.1 million, respectively, for the nine months ended September 30, 1995.

3.   Investments:

     The amortized cost and related market values of debt and equity securities in the accompanying balance sheets are as follows (in thousands):


                                   Gross      Gross
                       Amortized Unrealized Unrealized Market
                         Cost      Gains     Losses    Value
                       --------- ---------- ---------- -------

September 30, 1996:
Fixed maturities
  available for sale:
U.S. Treasury and
  government
  securities           $ 79,076  $   264   $   518   $ 78,822
States, municipalities
  and political sub-
  divisions              82,860    1,732       363     84,229
Mortgage-backed
  securities             63,850      139     8,822     55,167
Other debt securities    24,757      222       529     24,450
                       --------  -------   -------   --------

                       $250,543  $ 2,357   $10,232   $242,668
                       ========  =======   =======   ========
Marketable equity
  securities -
  preferred stock      $ 64,529  $   438   $ 1,365   $ 63,602
                       ========  =======   =======   ========
Marketable equity
  securities -
  common stock         $ 17,581  $ 3,828   $ 1,022   $ 20,387
                       ========  =======   =======   ========

December 31, 1995:
Fixed maturities
  available for sale:
U.S. Treasury and
  government
  securities           $ 51,022  $   684   $    17   $ 51,689
States, municipalities
  and political sub-
  divisions              69,433    1,991       230     71,194
Mortgage-backed
  securities             72,359      407     5,546     67,220
Other debt securities    27,484    1,060       347     28,197
                       --------  -------   -------   --------
                       $220,298  $ 4,142   $ 6,140   $218,300
                       ========  =======   =======   ========
Marketable equity
  securities -
  preferred stock      $ 31,299  $   266   $   957   $ 30,608
                       ========  =======   =======   ========
Marketable equity
  securities -
  common stock         $ 15,211  $ 3,302   $   584   $ 17,929
                       ========  =======   =======   ========

4.   Insurance Premiums and Claims

     Insurance premiums written and earned by the Company's insurance subsidiaries for the three months and nine months ended September 30, 1996 and 1995 are as follows (in thousands):

                              Three Months        Nine Months
                          -------------------  -----------------
                         1996      1995       1996      1995
                          --------  ---------  --------  -------

Direct premiums written   $247,371  $205,982  $496,567  $419,081
Assumed premiums written    33,448    12,343    53,032    12,888
Ceded premiums written    (158,652) (124,065) (261,274) (212,588)
                          --------  --------  --------  --------

Net premiums written      $122,167  $ 94,260  $288,325  $219,381
                          ========  ========  ========  ========

Direct premiums earned    $245,957  $200,355  $478,143  $392,470
Assumed premiums earned     33,381    10,577    51,704    12,375
Ceded premiums earned     (157,964) (120,559) (264,073) (200,783)
                          ========  ========  ========  ========
Net premiums earned       $121,374  $ 90,373  $265,774  $204,062
                          ========  ========  ========  ========


     Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $195,625,000 and $140,754,000 for the three months ended September 30, 1996 and 1995, respectively. Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $320,962,000 and $219,584,000 for the nine months ended September 30, 1996 and 1995, respectively.

5.   Bank Borrowings, Term Debt and Other Borrowings:

     On July 26, 1995, the Company amended its borrowing arrangements with its bank lenders providing a $75 million three year Revolving Credit Facility which, with the consent of the banks, can be renewed annually for three years and a $15 million Term Loan Facility with a maturity of the earlier of July 1996 or one year from the date of the borrowing. The Term Loan Facility expired on July 26, 1996 as the Company had not drawn upon this facility as of that date. The Company is currently negotiating with its banks to restructure the credit facility to incorporate the previous Term Loan Facility and Revolving Credit Facility into one credit facility. Further, the Company selects its interest rate as either the prime rate or LIBOR plus a margin of .75% to 1.5% depending on the Company's debt to equity ratio. Interest is payable quarterly. At September 30, 1996, the Company had $69 million outstanding under this arrangement at a weighted average interest cost of 7.0%.

6.   Income Taxes:

     As of September 30, 1996, management believes it is more likely than not that the Company will realize a portion of the deferred tax asset. The valuation allowance at September 30, 1996 primarily relates to capital loss items whose realization is uncertain. The net deferred tax asset is as follows (in thousands):



                                     September 30,   December 31,
                                         1996            1995
                                    --------------   ----------

Unpaid losses and loss adjustment
  expenses                               12,745        10,701
Unearned premiums                         7,583         6,004
Allowances for doubtful accounts          1,611           869
Other                                     2,894         1,443
Unrealized loss on fixed maturities
  available for sale                      2,756           699
Major Realty basis difference             8,007         7,950
                                        -------       -------
Deferred tax asset                       35,596        27,666
                                        -------       -------

Deferred policy acquisition costs       (11,036)       (8,605)
Other                                      (943)         (888)
Unrealized gain on marketable
  equity securities                        (658)         (710)
                                        -------       -------
Deferred tax liability                  (12,637)      (10,203)
                                        -------       -------
                                         22,959        17,463
Valuation allowance                      (8,117)       (8,060)
                                        -------       -------
Net deferred tax asset                  $14,842       $ 9,403
                                        =======       =======

Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements as follows (in thousands):

                                              September 30,
                                           1996         1995
                                        ----------    ---------

Computed U.S. federal income taxes      $ 12,750      $  (990)
Nondeductible amortization of
  goodwill and other intangibles             426          404
Tax-exempt interest income                (1,008)        (752)
Dividends received deduction                (781)        (257)
Other                                        174          244
                                        --------      -------
  Income taxes provided                 $ 11,561      $(1,351)
                                        ========      =======


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

The Company's results are significantly impacted by its crop business, particularly its MPCI line. Results from the crop lines are not generally known until the third and fourth quarters of the year, after crops are harvested. Crop results are particularly dependent on events beyond the Company's control, notably weather conditions during the crop growing season in the states where the Company writes a substantial amount of its crop insurance, and, with the introduction of the Company's new Crop Revenue Coverage, the market price of grains on various commodity exchanges. Additionally, federal regulations governing aspects of crop insurance are frequently modified, and any such changes may impact crop insurance results.

Forward-looking information set forth herein does not take into account any impact from any adverse weather conditions during the final stages of the 1996 crop season, or the various other factors noted above which may affect crop and non-crop operating results.

      Three months and nine months ended September 30, 1996
Compared to three months and nine months ended September 30, 1995

The Company's net income increased from a loss of $6.0 million and $1.5 million respectively for the three months and nine months ended September 30, 1995 to a profit of $17.3 million and $24.8 million respectively during the three and nine months ended September 30, 1996. The largest single factor effecting this improvement was the charge for strengthening prior year loss reserves of $17.5 million and $22.3 million respectively in the three and nine months ended September 30, 1995, and the lack of a similar charge during the 1996 periods. Additionally, the net income of the Company improved from 1995 to 1996 for the periods being compared due to improvements in the MPCI program results within the Crop Division and an increase in the Company's investment income. Offsetting these positive influences was a decrease in the profitability of the Company's property and casualty operations, excluding the aforementioned charge, and higher interest expense.

During 1995, the Company noticed deviations from the loss development patterns expected at December 31, 1994. This adverse development for prior year losses resulted in charges of $17.5 million during the three months ended September 30, 1995 and $22.3 million during the nine months ended September 30, 1995. There were no similar charges during the three and nine months ended September 30, 1996. Excluding these additions to prior year losses in 1995, the Company's net income increased 221.5% from $5.4 million during the three months ended September 30, 1995 to $17.3 million during the same period in 1996, and 91.0% from $13.0 million during the first nine months of 1995 to $24.8 million during the same period in 1996.

The Company's net income during the three and nine months ended September 30, 1996 was also positively impacted by improved results within the Company's Crop Division. The Company's crop insurance operations, other than the federal MPCI program, improved from a loss of $500,000 for the nine months ended September 30, 1995 to a profit of $1.4 million during the nine months ended September 30, 1996. While the crop hail results during the periods being compared were quite similar, the Company's results were impaired during 1995 by losses in the Company's named peril crop programs resulting principally from an active storm season in California during 1995.

In the Company's MPCI business, results improved from an underwriting profit of $10.1 million during the nine months ended September 30, 1995 to $27.2 million during the same period in 1996. This increase in profitability was due to both an increase in the size of the book of business as well as its underwriting profitability. During the first nine months of 1995, the Company's MPCI gross premiums were approximately $182 million and the Company's retained pool subject to profit sharing payments was approximately $105 million. For the first nine months of 1996, gross MPCI premiums increased to approximately $248 million and the Company's retained pool increased to approximately $160 million.
In addition, during the first nine months of 1995, the Company realized profit sharing income of approximately 8% on its retained pool while during the first nine months of 1996, the Company realized profit sharing income of approximately 18% on its retained pool. The 1995 season was effected by a wet spring causing delayed planting as well as an early frost in September. These factors combined with changes in the federal MPCI regulations concerning prevented planting coverage resulted in delayed reporting of much of the Company's ultimate profit sharing income for the 1995 crop year. Subsequent to September 30, 1995, the Company reported additional profit sharing income in the fourth quarter of 1995 as well as the first and second quarters of 1996. A similar delay is not anticipated during the 1996 crop year, and therefore, the Company does not expect to record proportionally similar additions to its profit sharing income in subsequent quarters. However, the harvest of grain is not yet completed and the Company continues to adjust in excess of 16,000 open claims under its MPCI program, and therefore, additional adjustments to MPCI profit sharing income are anticipated in the fourth quarter of 1996.

The Company's investment income increased 21.8% and 33.7% respectively in the three and nine months ended September 30, 1996 from the same periods during 1995. This increase in investment income was attributable primarily to an increase in the average size of the investment portfolio while the average yield on the portfolio remained fairly constant at between 6.3% and 6.6% for the periods being compared. For the three months ended September 30, 1996, the average size of the portfolio increased to $414 million as compared to an average portfolio size of $330 million during the three months ended September 30, 1995. The size of the investment portfolio increased principally from retained earnings and positive cash flow from operations.

The Company's net realized capital gains also increased 3.7% and 97.3% respectively in the three and nine months ended September 30, 1996 as compared to the similar periods a year earlier. These increases in realized gains were attributable principally to gains realized in the Company's equity portfolio with approximately 58% and 68% of the gains attributable to the equity portfolio in the three and nine months ended September 30, 1996 respectively.

The improvements in the Company's net income between the three and nine months ended September 30, 1996 and the similar periods in 1995 were offset to a small degree by an increase in the loss and expense ratio of the Property and Casualty Division as well as higher interest expense in 1996 versus 1995. The loss and loss adjustment expense ratio of the Company's property and casualty operations, exclusive of the charge for increasing prior year loss reserves, increased from 69.9% during the first nine months of 1995 to 71.8% for the same period in 1996 and the Company's expense ratio for the same periods increased from 32.2% to 33.0%. This increase in the expense ratio was principally attributable to an increase in the Company's expenses associated with development costs for new programs in the Property and Casualty Program Division during the 1996 year. The increase in interest expense was the result of additional borrowing under the Company's bank credit facility with average borrowings increasing from $29 million during the first nine months of 1995 to $69 million during the first nine months of 1996. The average interest rate under the bank facility fell during the three and nine months ended September 30, 1996 to 7.0% and 7.2% respectively compared to 7.7% and 7.3% during the three and nine months ended September 30, 1995.

Recent Statement of Financial Accounting Standards

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement established accounting standards for the recognition and measurement of the impairment of long-lived assets and goodwill and is effective in 1996. The adoption of this statement had no material effect on the Company's financial statements.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which was effective for the Company on January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instruments awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and directors.

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

Dividends from the insurance subsidiaries of the Company are regulated by the state regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to parent companies to certain statutorily approved limits. As of September 30, 1996, the statutory limitation on dividends from insurance company subsidiaries to the parent without further insurance departmental approval was approximately $10.5 million. In addition to dividends from the insurance companies, the Company also may receive distributions from its non-insurance subsidiaries which are engaged in agency, premium finance and claim service operations.

The Company currently holds two surplus notes, each in the amount of $20 million, issued by one of its insurance company subsidiaries, bearing interest at the rate of 9% per annum, payable quarterly. Although repayment of all or part of the principal of this surplus note requires prior insurance department approval, no prior approval of interest payment is currently required.

The Company is currently party to a tax sharing agreement with its subsidiaries, under which such subsidiaries pay the Company amounts in general equal to the federal income tax that would be payable by such subsidiaries on a stand-alone basis.

The Company is also a party to a Credit Agreement which provides a three-year revolving credit facility in amounts not to exceed $75 million. Until July 26, 1996, the Credit Facility also included a one-year Term Loan Facility not to exceed $15 million. This Term Loan Facility expired on July 26, 1996, as the Company had not drawn upon this facility as of that date. Under the Revolving Credit Facility, interest is payable quarterly at a rate selected by the Company equal to either the prime rate or LIBOR plus a margin which varies depending on the Company's debt to equity ratio. At September 30, 1996, the outstanding balance under the facility was $69 million, bearing interest at 7.0%. Borrowings under the facility were used to provide capital for the insurance companies and to repay other debt. The Revolving Credit Facility expires on July 26, 1998, and may be extended annually by additional one-year periods with the consent of the lenders. The Company is currently negotiating with its banks to restructure the Credit Facility to incorporate the previous Term Loan Facility and current Revolving Credit Facility into one Credit Facility.

Insurance Companies

The principal liquidity needs of the Insurance Companies are to fund losses and loss adjustment expense payments, to pay underwriting expenses, including commissions to agents, to pay interest under the surplus notes described above and to make tax payments. Available sources for these requirements are premiums received and cash flows from investment activities. Together, these sources historically have been adequate to meet the described requirements on a timely basis. The Company monitors the cash flows of its insurance company subsidiaries and attempts to maintain sufficient cash to meet the current operating expenses, and to structure its investment portfolio at a duration which approximates the estimated cash requirements for the payment of loss and loss adjustment expenses.

Changes in Financial Condition

The Company's stockholders' equity increased by approximately $22.1 million at September 30, 1996 as compared to December 31, 1995.
The components of the increase were net income of $24.8 million and $1.2 million in proceeds from the exercise of stock options and employee stock purchases under the Employee Stock Purchase Plan which were partially offset by an increase in the unrealized loss of available for sale securities, net of tax, in the Company's investment portfolio of $3.9 million.

Consolidated Cash Flow

Cash provided from operating activities was positive during both the nine months ended September 30, 1995 and 1996, however, positive cash flows during 1996 increased over 1995 by approximately 77% or $28.8 million to $66.2 million during the nine months ended September 30, 1996. The major component of the increase in positive cash flow was the Company's MPCI crop program including profit sharing payments received from the federal government and expense reimbursements from the federal government and receipt of premium from farmers. During the 1996 year, processing proceeded at a more rapid pace than in 1995 due to the lack of prevented planting issues and regulation changes which were present and delayed the process of premiums during 1995.

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

               ACCEPTANCE INSURANCE COMPANIES INC.

PART II.  OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     See Exhibit Index.

(b) No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.


                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ACCEPTANCE INSURANCE COMPANIES INC.

November 13, 1996             /s/  KENNETH C. COON
                              ---------------------------------
                              Kenneth C. Coon
                              Chief Executive Officer

November 13, 1996             /s/  GEORGIA M. MACE
                              ---------------------------------
                              Georgia M. Mace
                              Treasurer and Chief Accounting
                                Officer

               ACCEPTANCE INSURANCE COMPANIES INC.
                  QUARTERLY REPORT ON FORM 10-Q
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

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

10.3 Warrants to purchase a total of 389,507 shares of common stock ($.10 par value) of the Registrant dated April 10, 1992, issued by the Registrant to the various purchasers of the Floating Rate Secured Subordinated Notes, due 1993, Series A and B. Incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report of Form 10-K for the fiscal year ended December 31, 1991.

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