Form 10-K
period 1996-12-31
ACCEPTANCE INSURANCE COMPANIES INC
filed 1997-03-31
CIK 74783

=================================================================
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                    ------------------------
                            FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1996
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

          The aggregate market value of the Registrant's voting stock held by non-affiliates (10,334,406 shares) on March 24, 1997 was $193,770,112.

          The number of shares of each class of the Registrant's common stock outstanding on March 24, 1997 was:

     Class of Common Stock              No. of Shares Outstanding
     ---------------------              -------------------------

 Common Stock, $.40 Par Value                     15,258,640


               DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the Registrant's
1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

          Basic Coverage: The minimum available level of Multi-Peril Crop Insurance, providing coverage for 50% of a farmer's historical yield for eligible crops at 60% of the price per bushel for such crop set by the RMA. This coverage is offered through private insurers and USDA field offices.

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

          Crop Revenue Coverage ("CRC"):  An extension of the
MPCI program that insures a producer of crops with varying levels of protection against loss of revenues caused by changes in crop prices, low yields, or a combination of the two.

          Direct Written Premiums: Total premiums collected in respect of policies issued by an insurer during a given period without any reduction for premiums ceded to reinsurers.

          Excess and Surplus Lines Insurance: The business of insuring risks for which insurance is generally unavailable from admitted insurers in whole or in part. Such business is placed by the broker or agent with nonadmitted insurers in accordance with the excess and surplus lines provisions of state insurance laws.

          Excess of Loss Reinsurance: A form of reinsurance in which the reinsurer, subject to a specified limit, agrees to indemnify the ceding company for the amount of each loss, on a defined class of business, that exceeds a specified retention.

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

          Loss Reserves: Liabilities established by insurers to reflect the estimated ultimate cost of claim payments as of a given date.

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

          Multi-Peril Crop Insurance ("MPCI"): A federally-regulated subsidized crop insurance program that insures a producer of crops with varying levels of protection against loss of yield from substantially all natural perils to growing crops.

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

          Risk Management Agency ("RMA"): A division of the United State Department of Agriculture ("USDA") which, along with the Federal Crop Insurance Corporation ("FCIC") administers and provides reinsurance for the federally-regulated MPCI and CRC programs.


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

Item 1.  BUSINESS.

Company Strategy

          Acceptance underwrites and sells specialty property and casualty insurance coverages that serve niche markets or programs. The Company selects niche markets or programs for which the Company believes that its expertise affords it a competitive advantage and which integrate into a diversified-risk portfolio of coverages. The Company, through diversifying the risks insured, seeks to avoid concentration in particular risks so that, during years when particular lines of business are experiencing adverse operating results, overall operating results will remain within targeted returns to shareholders. The Company's goal is to achieve underwriting results better than the industry average, while managing its investment portfolio to maximize after-tax yield and at the same time emphasize stability and capital preservation and maintaining adequate liquidity to meet all cash needs.

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

          Collectively, the Insurance Companies are admitted in 46 states and the District of Columbia, and operate on a non-admitted basis in 45 states, the District of Columbia, Puerto Rico and the Virgin Islands. Two of the Insurance Companies have received their Certificate of Authority ("T" listing) from the U.S. Department of Treasury. Each of the Insurance Companies is rated A- (Excellent) by A.M. Best, with the exception of American Growers to which the A.M. Best rating system does not apply.
A.M. Best bases its ratings upon factors that concern policyholders and agents, and not upon factors concerning investor protection.

          The Company's insurance agency and insurance service subsidiaries principally write and service insurance coverages placed with one of the Insurance Companies.

Business Divisions

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

     Crop Insurance

          The principal lines of the Company's Crop insurance division are MPCI and crop hail insurance. MPCI is a federally subsidized farm price support program designed to encourage farmers to share, through premium payments, in the federal government's price support programs. MPCI provides farmers with yield coverage for crop damage from substantially all natural perils. CRC is an extension of the MPCI program which provides farmers with protection from revenue loss caused by changes in crop prices, low yields, or a combination of the two. As used herein, the term MPCI includes CRC, unless the context indicates otherwise. For the year ended December 31, 1996, the Company was the fourth largest writer of MPCI business in the United States with a market share of approximately 15%.

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

          The following table reflects the amount of net written premium for these four insurance divisions for the periods set forth below.

                                     Years Ended December 31,
                                 --------------------------------
                                   1996        1995        1994
                                 --------    --------    --------
                                         (in thousands)
General Agency                   $162,157    $135,125    $114,635
Crop Insurance(1)                  66,649      46,950      34,592
Program Insurance                  95,805      75,279      50,070
Non-Standard Auto                  42,338      28,829      29,879
                                 --------    --------    --------
   Total                         $366,949    $286,183    $229,176
                                 ========    ========    ========

---------------
(1) For a discussion of the accounting treatment of MPCI premiums, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

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

Combined Ratios

          The statutory combined ratio, which reflects underwriting results before taking into account investment income, is a traditional measure of the underwriting performance of a property and casualty insurer. A combined ratio of less than 100% indicates underwriting profitability whereas a combined ratio in excess of 100% indicates unprofitable underwriting. The following table reflects the loss ratios, expense ratios and combined ratios of the Company and the property and casualty insurance industry, computed in accordance with SAP, for the periods shown.

                                         Years Ended December 31,
                                     ----------------------------
                                      1996       1995       1994
                                     ------     ------     ------
The Company
  Loss Ratio                          69.8%      78.2%(1)   70.8%
  Expense Ratio                       26.6       26.1       25.6
                                     -----      -----      -----
  Combined Ratio                      96.4%     104.3%      96.4%
                                     =====      =====      =====
Industry Average(2)
  Loss Ratio                          78.6%      78.9%      81.0%
  Expense Ratio                       27.3       27.5       27.3
                                     -----      -----      -----
  Combined Ratio                     105.9%     106.4%     108.3%
                                     =====      =====      =====

---------------
(1) The $22.3 million loss reserve strengthening taken by the Company in 1995 accounts for 8.2% of the loss ratio for 1995. See "Loss and Loss Adjustment Expense Reserves."

(2)  Source: Best's Aggregates & Averages - Property Casualty
     (1996 Edition).  Ratios for 1996 are from A.M. Best.

Underwriting

          The Company's goal is to achieve overall underwriting results better than industry averages. To accomplish this, the Company organizes its underwriting staff by product line, enabling underwriters to focus on the unique risks associated with the specialty coverages written by the Company. The Company seeks to ensure that each specialty product or program fits into the Company's goal through a strategic planning process whereby divisional managers evaluate the historical and expected levels of underwriting profitability of the coverages written by such division. The Company then allocates its capital among product lines where it believes the best underwriting opportunities exist.

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

          Within the General Agency Division, Acceptance Risk Managers and Professional Liability Insurance Managers, which underwrite more difficult casualty and professional lines business, grant no authority to general agents but rather each risk must be submitted to the underwriter for individual consideration.

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

          The liability established represents management's best estimate and is based on sources of currently available evidence including an analysis prepared by an independent actuary engaged by the Company. Even with such extensive analyses, the Company believes that its ultimate liability may from time to time vary from such estimates.

          The Company annually obtains an independent review of its loss reserving process and reserve estimates by a independent professional actuary as part of the annual audit of its financial statements.

          The following table presents an analysis of the Company's reserves, reconciling beginning and ending reserve balances for the periods indicated:

                                      Years Ended December 31,
                                    ----------------------------
                                      1996      1995      1994
                                    --------  --------  --------
                                            (in thousands)
Net loss and loss adjustment
  expense reserves at beginning
  of year                           $201,356  $141,514  $115,714
                                    --------  --------  --------
Provisions for net losses and
  loss adjustment expenses for
  claims occurring in the current
  year                               233,727   190,019   137,881

Increase in net reserves for
  claims occurring in prior years      9,530    22,318     5,070
                                    --------  --------  --------
                                     243,257   212,337   142,951
                                    --------  --------  --------
Net losses and loss adjustment
  expenses paid for claims
  occurring during:
  The current year                  (102,565)  (80,281)  (60,375)
  Prior years                        (95,296)  (72,214)  (56,776)
                                    --------  --------  --------
                                    (197,861) (152,495) (117,151)
                                    --------  --------  --------
Net loss and loss adjustment
  expense reserves at end of year    246,752   201,356   141,514

Reinsurance recoverable on unpaid
  losses and loss adjustment
  expenses                           185,421   167,888    79,811
                                    --------  --------  --------
Gross loss and loss adjustment
  expense reserves                  $432,173  $369,244  $221,325
                                    ========  ========  ========

          The following table presents the development of balance sheet net loss reserves from calendar years 1986 through 1996. The top line of the table shows the loss reserves at the balance sheet date for each of the indicated years. These amounts are the estimates of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The middle section of the table shows the cumulative amount paid, expressed as a percentage of the initial reserve amount, with respect to previously recorded reserves as of the end of each succeeding year. The lower section of the table shows the reestimated amount, expressed as a percentage of the initial reserve amount, of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Net cumulative redundancy (deficiency)" caption represents the aggregate percentage increase (decrease) in the initial reserves estimated. It should be noted that the table presents the "run off" of balance sheet reserves, rather than accident or policy year loss development. The Company computes the cumulative redundancy (deficiency) annually on a calendar year basis.

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

          The Company adopted Statement of Financial Accounting Standards No. 113 ("SFAS #113"), "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," effective January 1, 1993. The application of SFAS #113 resulted in the reclassification of amounts ceded to reinsurers, which amounts were previously reported as a reduction in unearned premium and unpaid losses and loss adjustment expenses, to assets on the consolidated balance sheet. The table below includes a reconciliation of net loss and loss adjustment expense reserves to amounts presented on the consolidated balance sheet after reclassifications related to the adoption of SFAS #113. The gross cumulative deficiency is presented for 1992 through 1995, the only years on the table for which the Company has restated amounts in accordance with SFAS #113.


                                                       Years Ended December 31,
                                          ----------------------------------------------------
                                           1986     1987     1988     1989     1990     1991
                                          -------  -------  -------  -------  -------  -------
Net reserves for unpaid
  losses and loss
  adjustment expenses                     $17,373  $27,730  $34,092  $43,380  $58,439  $66,132
Cumulative amount of net
  liability paid through:
    One year later                          32.5%    30.6%    30.5%    30.0%    40.6%    45.7%
    Two years later                         63.1%    56.7%    52.1%    59.5%    70.8%    72.3%
    Three years later                       84.7%    72.9%    68.7%    76.1%    88.5%    96.6%
    Four years later                        93.4%    81.8%    77.0%    84.5%   101.2%   108.1%
    Five years later                       100.1%    84.7%    81.5%    89.2%   107.5%   115.1%
    Six years later                        100.5%    87.1%    85.3%    93.4%   109.7%
    Seven years later                      100.9%    88.2%    89.8%    94.5%
    Eight years later                      102.2%    95.0%    90.3%
    Nine years later                       112.4%    95.2%
    Ten years later                        112.4%
Net reserves reestimated as of:
    One year later                          99.3%    96.6%    97.9%    99.1%   100.3%   103.5%
    Two years later                        104.7%    97.6%    92.3%    95.2%   102.3%   109.9%
    Three years later                      107.3%    91.3%    87.3%    91.4%   107.4%   116.9%
    Four years later                       103.0%    89.7%    84.9%    92.5%   110.7%   120.1%
    Five years later                       103.6%    88.1%    85.3%    94.0%   112.7%   119.9%
    Six years later                        102.5%    88.8%    86.6%    95.9%   112.0%
    Seven years later                      102.7%    88.9%    91.0%    95.4%
    Eight years later                      103.0%    95.4%    90.7%
    Nine years later                       112.7%    95.2%
    Ten years later                        112.4%
Net cumulative redundancy
   (deficiency)                            -12.4%     4.8%     9.3%     4.6%    -12.0%  -19.9%

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

Reestimated net reserves for unpaid
  loss and loss adjustment expenses

Gross cumulative redundancy (deficiency)

                                                          Years Ended December 31,
                                          --------------------------------------------------------
                                           1992       1993         1994       1995          1996
                                          -------    -------      -------    -------       -------
Net reserves for unpaid
  losses and loss
  adjustment expenses                     $ 77,627   $115,714    $141,514    $201,356      $246,752
Cumulative amount of net
  liability paid through:
    One year later                           36.1%      49.1%       51.0%       47.3%
    Two years later                          73.6%      80.5%       86.1%
    Three years later                        94.5%     100.9%
    Four years later                        109.0%
    Five years later
    Six years later
    Seven years later
    Eight years later
    Nine years later
    Ten years later
Net reserves reestimated as of:
    One year later                          103.3%     104.4%      115.8%      104.7%
    Two years later                         109.7%     114.5%      115.7%
    Three years later                       117.9%     113.1%
    Four years later                        117.7%
    Five years later
    Six years later
    Seven years later
    Eight years later
    Nine years later
    Ten years later
Net cumulative redundancy
   (deficiency)                             -17.7%     -13.1%      -15.7%(1)    -4.7%

Gross reserves for unpaid loss and
  loss adjustment expenses                $127,666   $211,600    $221,325    $369,244      $432,173
Reinsurance recoverable on unpaid
  loss and loss adjustment expenses         50,039     95,886      79,811     167,888      $185,421
                                           -------    -------     -------     -------       -------
Net reserves for unpaid loss and
  loss adjustment expenses                  77,627    115,714    $141,514    $201,356      $246,752
                                           =======   ========     =======    ========      ========
Reestimated gross reserves for unpaid
  loss and loss adjustment expenses          108.9%    112.4%      116.6%       98.8%
Reestimated reinsurance recoverable on
  unpaid loss and loss adjustment
  expenses                                    95.2%    111.6%      118.2%       91.7%
                                           --------   -------     -------     -------
Reestimated net reserves for unpaid loss
  and loss adjustment expenses               117.7%    113.1%      115.7%      104.7%
                                            -------   -------     -------     -------
Gross cumulative redundancy (deficiency)     - 8.9%    -12.4%      -16.6%        1.2%
                                           ========   =======     =======     =======

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

Reinsurance

          A significant component of the Company's business strategy involves the structuring of reinsurance to reduce volatility in its business segments as well as to avoid large or catastrophic loss exposure. Reinsurance involves an insurance company transferring, or ceding, all or a portion of its exposure on insurance to a reinsurer. The reinsurer assumes the ceded exposure in return for a portion of the premium received by the insurance company. Reinsurance does not discharge the insurer from its obligations to its insured. If the reinsurer fails to meet its obligations, the ceding insurer remains liable to pay the insured loss, but the reinsurer is liable to the ceding insurer to the extent of the reinsured portion of any loss.

          The Company limits its exposure under individual policies by purchasing excess of loss and quota share reinsurance, as well as maintaining catastrophe reinsurance to protect against catastrophic occurrences where claims can arise under several policies from a single event, such as a hurricane, earthquake, wind storm, riot, tornado or other extraordinary event.

          The Company generally retains the first $500,000 of risk under its property and casualty lines, ceding the next $1,500,000 and $2,500,000, respectively, to reinsurers. On its complex liability and property exposures, the Company cedes losses in excess of $1,000,000 to its excess reinsurers and maintains a separate 80% quota share treaty on the first $1,000,000 of risk. To the extent that individual policies exceed reinsurance treaty limits, the Company purchases reinsurance on a facultative (specific policy) basis.

          The Company maintains catastrophe reinsurance for its casualty lines which provides coverages of $17 million in excess of $3 million of aggregate risk per occurrence, and for its property lines, which provides catastrophe coverage of 95% of $77.5 million in excess of $2.5 million per occurrence. The Company reviews the concentrations of property values in its property lines of business continually, and models possible losses from catastrophic events through computer simulations of different levels of storm activity, adjusting the required limit of the liability or the concentrations of property coverages as appropriate.

          In its workers' compensation line, the Company buys excess of loss protection on a statutory basis in excess of a $500,000 per occurrence retention.

          The Company reinsures its MPCI business with various federal reinsurance pools administered by the RMA. In 1996, the Company ceded to the RMA an aggregate of 35% of its gross MPCI premium. The Company's net exposure on MPCI business is further reduced by excess of loss reinsurance purchased from private carriers. This excess of loss reinsurance generally provides coverage for 95% of losses in excess of a $3,000,000 deductible after the Company's loss ratio reaches specified limits for each line of business, specifically 77% on crop hail and named peril business and 100% on MPCI business. Additionally 50% of the Company's crop hail business is reinsured through quota share agreements.

          At December 31, 1996, 93% of the Company's outstanding reinsurance recoverables were from domestic reinsurance companies or the federal government, 98% of which was from reinsurance companies rated A- (excellent) or better by A.M. Best or from the federal government. The balance was primarily placed with major international reinsurers.

Investments

          The Company's investment policy is to maximize the after-tax yield of the portfolio while emphasizing the stability and preservation of the Company's capital base. Further, the portfolio is invested in types of securities and in an aggregate duration which reflect the nature of the Company's liabilities and expected liquidity needs. The Company manages its portfolio internally. The Company's fixed maturity securities are classified as available-for-sale and carried at estimated fair value. The investment portfolio at December 31, 1996 and December 31, 1995, consisted of the following:



                                                December 31, 1996     December 31, 1995
                                               -------------------   -------------------
                                               Amortized  Estimated  Amortized  Estimated
                                                 Cost     Fair Value   Cost     Fair Value
                                               ---------  --------   ---------  --------
Type of Investment
------------------
Fixed maturity securities
  U.S. Treasury and government securities        $86,359    $ 86,253   $ 51,022   $ 51,689
  States, municipalities and political
    subdivisions                                  93,293      94,607     69,433     71,194
  Other debt securities                           34,581      34,309     27,484     28,197
  Mortgage-backed securities                      60,138      52,835     72,359     67,220
                                                 -------    --------   --------   --------
       Total fixed maturity securities           274,371     268,004    220,298    218,300

  Common stocks                                   17,112      20,873     15,211     17,929
  Preferred stocks                                62,628      62,964     31,299     30,608
  Commercial mortgages                            11,149      11,149     11,290     11,290
  Real estate                                      3,342       3,342      3,354      3,354
  Short-term investments(1)                       39,594      39,594     86,520     86,520
                                                --------    --------   --------   --------

       Total                                    $408,196    $405,926   $367,972   $368,001
                                                ========    ========   ========   ========

---------------
(1)  Due to the short-term nature of crop insurance, the Company must maintain short-term investments to fund amounts due to pay losses.  Historically, these short-term funds are highest in the fall corresponding to the cash flow in the agricultural industry.

          The following table sets forth, as of December 31, 1996, the composition of the Company's fixed maturity securities portfolio by time to maturity:

                                        Estimated
         Maturity                       Fair Value    Percent
         --------                        --------     -------
1 year or less                           $ 14,300       5.3%
More than 1 year through 5 years           50,689      18.9%
More than 5 years through 10 years         56,133      21.0%
More than 10 years                         94,047      35.1%
Mortgage-backed securities                 52,835      19.7%
                                          -------     -----
     Total                               $268,004     100.0%
                                          =======     =====

          The Company's investment results for the periods indicated are set forth below:

                                   Years Ended December 31,
                              ----------------------------------
                                1996         1995         1994
                              --------     --------     --------
                              (in thousands, except percentages)
Net investment income         $ 26,491     $ 20,651     $ 13,276
Average investment
  portfolio(1)                 402,404      321,251      220,125
Pre-tax return on average
  investment portfolio             6.6%         6.4%         6.0%
Net realized gains            $  5,216     $  2,707     $    554

---------------
(1) Represents the average of the beginning and ending investment portfolio (excluding real estate) computed on a quarterly basis.

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

          The Company also is subject to laws governing insurance holding companies in Nebraska, Iowa, Arizona and Texas, where the Insurance Companies are domiciled. These laws, among other things, require the Company to file periodic information with state regulatory authorities including information concerning its capital structure, ownership, financial condition and general business operations; regulate certain transactions between the Company, its affiliates and the Insurance Companies, including the amount of dividends and other distributions and the terms of surplus notes; and restrict the ability of any one person to acquire certain levels of the Company's voting securities (generally 10%) without prior regulatory approval.

          Except for interest on surplus notes issued by the Insurance Companies, Acceptance is dependent for funds to pay its operating and other expenses upon dividends and other distributions from its subsidiaries, the payment of which are subject to review and authorization by state insurance regulatory authorities. The laws of such states generally restrict dividends from the Insurance Companies to Acceptance to certain statutorily approved limits. During 1997, the statutory limitation on dividends from the Insurance Companies to Acceptance without further Insurance Department approval is approximately $10.4 million.

          Other regulatory and business considerations may further limit the ability of the Insurance Companies to pay dividends. For example, the impact of dividends on surplus could affect an insurers' competitive position, the amount of premiums that it can write and its ability to pay future dividends. Further, the insurance laws and regulations of Nebraska, Iowa, Arizona and Texas require that the statutory surplus of an insurance company domiciled therein, following any dividend or distribution by such company, be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

          While the non-insurance company subsidiaries are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount which a subsidiary within the holding company system may charge any of the Insurance Companies for services (e.g., agents' commissions).

          The Company's MPCI program is federally-regulated and supported by the federal government by means of premium subsidies to farmers and expense reimbursement and federal reinsurance pools for private insurers. Consequently, the MPCI program is subject to oversight by the legislative and executive branches of the federal government, including the RMA. The MPCI program regulations prescribe premiums which may be charged and generally require compliance with federal guidelines with respect to underwriting, rating and claims administration. The Company is required to perform continuous internal audit procedures and is subject to audit by several federal government agencies.

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

          The NAIC has approved and recommended that states adopt and implement several regulatory initiatives designed to be used by regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies and to decrease the risk of insolvency of insurance companies. These initiatives include the implementation of the Risk Based Capital ("RBC") standards for determining adequate levels of capital and surplus to support four areas of risk facing property and casualty insurers: (a) asset risk (default on fixed income assets and market decline), (b) credit risk (losses from unrecoverable reinsurance and inability to collect agents' balances and other receivables), (c) underwriting risk (premium pricing and reserve estimates), and (d) off-balance sheet/growth risk (excessive premium growth and unreported liabilities). At December 31, 1996 the Insurance Companies meet the RBC requirements as promulgated by the domiciliary states of the Insurance Companies and the NAIC.

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

          Adverse loss experience for 1994 and prior years resulted in a strengthening of loss reserves for the year ended December 31, 1995, in the amount of $22.3 million. The establishment of appropriate loss reserves is an inherently uncertain process, and, it has been necessary, and over time may continue to be necessary, to revise estimated loss reserve liabilities. See "Loss and Loss Adjustment Reserves," for a further discussion of the impact of the loss reserve strengthening in 1995 and other factors which may, in the future, influence loss reserve estimates.

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

Employees

          At March 24, 1997 the Company and its subsidiaries employed 18 salaried executives and 1,102 other personnel.
Acceptance believes that relations with its employees are good.

Item 2.  Properties.

          The following table sets forth certain information regarding the principal properties of the Company.

                           General                     Leased/
Location                  Character        Size        Owned(1)
--------                  ---------        ----        --------
Omaha, NE                  Office     80,000 sq. ft.    Leased
Council Bluffs, IA-A       Office    142,000 sq. ft.    Leased
Council Bluffs, IA-B       Office     33,000 sq. ft.    Leased
Council Bluffs, IA-C       Office     11,000 sq. ft.    Leased
Burlington, NC             Office     18,000 sq. ft.    Leased
Phoenix, AZ                Office     33,000 sq. ft.    Leased
Scottsdale, AZ             Office     27,000 sq. ft.    Leased

---------------
(1) The range of expiration dates for these leases is November 30, 2001 (Omaha), December 31, 2001 with five year option (Council Bluffs-A), June 30, 1997 (Council Bluffs-B), November 30, 1997 (Council Bluffs-C), December 31, 2000 (Burlington), February 21, 2000 (Phoenix), and December, 1998 (Scottsdale).

Item 3.  Legal Proceedings.

          There are no material legal proceedings pending involving the Company or any of its subsidiaries which require reporting pursuant to this Item.

Item 4.  Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                            PART II.

Item 5.  Market for Registrant's Equity and Related Stockholder
Matters.

          The Common Stock is listed and traded on the New York
Stock Exchange ("NYSE"). The following table sets forth the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape for the fiscal quarters indicated.

                                             High         Low
                                             ----         ---
Year Ended December 31, 1995
  First Quarter                             16 5/8       14 1/8
  Second Quarter                            16           13 1/2
  Third Quarter                             17 1/2       13 1/2
  Fourth Quarter                            15 3/4       13 1/8

Year Ended December 31, 1996
  First Quarter                             15 1/2       13 7/8
  Second Quarter                            18 1/4       14 3/4
  Third Quarter                             19           17
  Fourth Quarter                            22 1/2       19 1/8

Year Ending December 31, 1997
  First Quarter
    (through March 24, 1997)                23 1/8       18 1/4

          The closing sales price of the Common Stock on March
24, 1997, as reported on the NYSE Composite Tape, was $18 3/4 per share. As of March 24, 1997, there were approximately 1,800 holders of record of the Common Stock.

          The Company has not paid cash dividends to its shareholders during the periods indicated above and does not anticipate that it will pay cash dividends in the foreseeable future. The Company's credit agreement with its lenders ("Credit Agreement") prohibits the payment of cash dividends to shareholders. See "Regulation" for a description of restrictions on payment of dividends to the Company from the Insurance Companies; and see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of the Company's Credit Agreement.

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

                                                            Years Ended
                                                            December 31,
                                     -----------------------------------------------------------
                                      1996(1)     1995(1)     1994(1)       1993(1)      1992
                                     ---------   ---------   ---------   -----------  ----------
                                           (In thousands, except per share data and ratios)
Income Statement Data:
  Insurance Revenues:
    Gross premiums written           $651,060    $537,349    $447,483    $256,042     $152,091
                                      =======     =======     =======     =======      =======
    Net premiums written             $366,949    $286,183    $229,176    $137,505     $ 84,085
                                      =======     =======     =======     =======      =======
    Net premiums earned              $348,653    $271,584    $202,659    $128,082     $ 79,164
    Net investment income              25,677      19,851      12,864      10,467        8,220
    Net realized capital gains          5,206       2,531         554       2,250        1,046
    Agency income                       1,035       2,863       3,629       4,119        3,992
                                      -------     -------     -------     -------      -------
      Insurance revenues              380,571     296,829     219,706     144,918       92,422
  Non-insurance revenues                  824         976         412         377        2,610
                                      -------     -------     -------     -------      -------
  Total revenues                      381,395     297,805     220,118     145,295       95,032

  Insurance expenses:
    Losses and loss adjustment
      expenses                        243,257     212,337     142,951      92,805       60,025
    Underwriting and other expenses    95,803      72,602      52,627      36,905       23,523
    Agency expenses                     1,024       2,596       3,180       3,794        3,736
                                      -------     -------     -------     -------      -------
      Insurance expenses              340,084     287,535     198,758     133,504       87,284
  Non-insurance expenses                2,015       2,165       1,684       1,225        3,107
                                      -------     -------     -------     -------      -------
  Total expenses                      342,099     289,700     200,442     134,729       90,391
                                      -------     -------     -------     -------      -------
  Operating profit                     39,296       8,105(2)   19,676      10,566        4,641(3)


  Other income (expense):
    Interest expense                  (4,896)      (2,591)     (1,693)     (2,235)      (4,428)
    Other income (expense), net         (910)        (171)       (271)       (340)        (823)
                                      -------     -------     -------     -------      -------
    Income (loss) from continuing
      operations before income taxes
      and minority interests           33,490       5,343      17,712       7,991         (610)

  Provision (benefit) for income
    taxes(4)                            3,210       1,188      (3,443)        167           --
  Minority interests in net income
    (loss) of consolidated
    subsidiaries                           --          --          80         238          216
                                      -------     -------     -------     -------      -------
  Net income (loss) from
    continuing operations            $ 30,280    $  4,155(2) $ 21,075    $  7,586     $   (826)(3)
                                      =======     =======     =======     =======      =======
  Net income (loss) from
    continuing operations
    per share:
    - Primary                        $   2.00    $    .28    $   1.71    $   0.86     $  (0.24)
    - Fully diluted                      1.96         .27        1.68        0.85        (0.24)

GAAP Ratios:
  Loss ratio                            69.8%       78.2%       70.5%       72.5%        75.8%
  Expense ratio                         27.5%       26.7%       26.0%       28.8%        29.7%
                                      -------     -------     -------     -------      -------
  Combined loss and expense ratio       97.3%      104.9%       96.5%      101.3%       105.5%
                                      =======     =======     =======     =======      =======

                                                            December 31,
                                     ---------------------------------------------------------
                                       1996        1995        1994        1993         1992
                                     --------    --------    --------    --------     --------
Balance Sheet Data:
  Investments                        $405,926    $368,001    $264,743    $187,986     $124,311
  Total assets                        884,380     781,034     543,087     409,385      257,734
  Loss and loss adjustment
    expense reserves                  432,173     369,244     221,325     211,600      127,666
  Unearned premiums                   140,217     124,122      97,170      60,114       41,709
  Borrowings and term debt             69,000      69,000      29,000      18,951       33,567
  Stockholders' equity                207,820     177,787     159,754      95,717       34,523

Other Data:
  Statutory Surplus of Insurance
    Companies(5)                      191,455     169,628     126,272      73,910       34,527

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

(5)  Statutory data has been derived from the separate financial statements of the Insurance
     Companies prepared in accordance with SAP.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

          The following discussion and analysis of financial condition and results of operations of the Company and its consolidated subsidiaries should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere herein.

General

          Over the past five years, premiums written in the Company's insurance operations have consistently increased, both as the result of acquisitions and through internal growth. In the third quarter of 1995, the Company's decision to strengthen loss reserves resulted in a loss for that quarter of $5,961,000. Otherwise, the Company has reported net income in each quarter beginning with the third quarter of 1992, when the phasing out of its prior non-insurance operations was substantially completed.

          Increased premium volume in recent periods has been the result of the Company's strategy of acquiring niche businesses
and increasing premiums written in selected lines.   The
Company's most significant recent acquisition was its purchase in July 1993 of The Redland Group, Inc., which provides MPCI, crop hail and other named peril crop insurance and certain standard property and casualty coverages to the rural market. Following its acquisition by the Company, Redland has increased the volume of its MPCI Premium, and was the fourth largest MPCI writer in the United States in 1996.

          MPCI is a government-sponsored program with accounting treatment which differs from more traditional property and casualty insurance lines. For income statement purposes, gross premiums written consist of the aggregate amount of MPCI premiums paid by farmers, and does not include any related federal premium subsidies or expense reimbursement. The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. For income statement purposes, any such profit share earned by the Company, net of the cost of third party reinsurance, is shown as net premiums written, which equals net premiums earned for MPCI business; whereas, any share of losses payable by the Company is charged to losses and loss adjustment expenses. Due to various factors, including timing and severity of losses from storms and other natural perils and crop production cycles, the profit or loss on MPCI premiums is primarily recognized in the second half of the calendar year.
The Company relies on loss information from the field to determine (utilizing a formula established by the RMA) the level of losses that should be considered in estimating the profit or loss during this period. Based upon available loss information, the Company records an estimate of the profit or loss during the third quarter and then re-evaluates the estimate using additional loss information available at year-end to determine any remaining portion to be recorded in the fourth quarter. All expense reimbursements received are credited to underwriting expenses.

          Certain characteristics of the Company's crop business may affect comparisons, including: (i) the seasonal nature of the business whereby profits or losses are generally recognized predominately in the second half of the year; (ii) the nature of crop business whereby losses are known within a short time period; and (iii) the limited amount of investment income associated with crop business. In addition, cash flows from such business differ from cash flows from certain more traditional lines. See "Liquidity and Capital Resources" below. The seasonal and short term nature of the Company's crop business, as well as the impact on such business of weather and other natural perils, may produce more volatility in the Company's operating results on a quarter to quarter or year to year basis than has historically been the case.

Forward-Looking Information

          Except for the historical information contained in this Annual Report on Form 10-K, matters discussed herein may constitute forward-looking information. Such forward-looking information reflects the Company's current best estimates regarding future operations, but, since these are only estimates, actual results may differ materially from such estimates.

          A variety of events, most of which are outside the Company's control, cannot be accurately predicted and may materially impact estimates of future operations. Important among such factors are weather conditions, natural disasters, changes in state and federal regulations, price competition impacting premium levels, changes in tax laws, financial market performance, changes in court decisions effecting coverages and general economic conditions.

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

          Forward-looking information set forth herein does not take into account any impact from any adverse weather conditions during the 1997 crop season, or the various other factors noted above which may affect crop and non-crop operation results.

RESULTS OF OPERATIONS

Year Ended December 31, 1996
Compared to Year Ended December 31, 1995

          The Company's net income increased approximately 629% from $4.2 million in the year ended December 31, 1995 to $30.3 million in the year ended December 31, 1996. This increase in net income resulted from improved underwriting results in the Company's Crop and General Agency divisions, growth in premium revenues, increased investment income and realized gains, and a decrease in the effective tax rate of the Company. These positive factors were offset by deteriorating results in the Company's Program division, increased interest expense, and a somewhat higher expense ratio for the Company.

          The combined underwriting loss and expense ratio improved from 104.9% for the year ended December 31, 1995 to 97.3% for the 1996 year. This improvement in the Company's combined ratio was enhanced by growth in net premiums earned of 28.4%. The greatest contribution to these improved underwriting results was made by the Company's Crop division. The Company's Crop division increased its MPCI writings from $183.3 million for the year ended December 31, 1995 to $248.3 million for the 1996 year. In addition to this growth in MPCI premium, the Company increased its retained pool from $104.3 million in 1995 to $161.4 million in 1996. This growth in premium was aided by an increase in commodity prices for the major crops insured by the Company and the introduction of an enhancement to the MPCI policy, CRC, which generated significantly higher premiums per policy than the traditional MPCI policy. Improved weather conditions also contributed significantly to the improved results in the Crop division as the Company's MPCI profit sharing percentage realized during 1996 increased to 23.5% from 13.4% realized during 1995. In addition, the 1996 year benefited from $4.3 million of additional profit sharing realized in the first quarter of 1996 as final results of the late 1995 harvest were available.

          Underwriting results in the Company's General Agency division also improved in 1996 as compared to 1995, as the Company's combined ratio in this division improved from 116.4% in 1995 to 106.9% in 1996. The Company's 1995 results were affected by a $22.3 million strengthening of reserves for prior year losses (see results of operations for year ended December 31, 1995 compared to year ended December 31, 1994), and $16.5 million of the $22.3 million affected the General Agency division, contributing to the 116.4% combined ratio recorded during 1995. When comparing accident year loss ratios for 1995 and 1996 in the General Agency division, the results are similar. In the year ended December 31, 1995, the General Agency division 1995 accident year loss ratio was 69.8% as compared to a 1996 accident year loss ratio of 69.9%. The General Agency division was also able to improve its combined ratio through a reduction in expenses during 1996 as its expense ratio fell to 31.9% in 1996 as compared to 34.1% in 1995.

          The Company also benefited from a 28.3% increase in investment income during 1996 as compared to that of 1995, and an increase in the realized investment gains of the Company of 92.7% when comparing the same periods. The increase in investment income was principally due to an increase in the average size of the investment portfolio. The average size of the Company's investment portfolio increased by 25.3% from $321.3 million for the twelve months ended December 31, 1995 to $402.4 million for the twelve months ended December 31, 1996, while the pre-tax yield on the portfolio increased from 6.4% in 1995 to 6.6% in 1996. The size of the Company's investment portfolio increased from retained earnings and positive cash flows from operations.

          While the Company's income tax expense increased from $1.2 million for the twelve months ended December 31, 1995 to $3.2 million for the 1996 year, the Company's effective tax rate declined from 22.2% in 1995 to 9.6% in 1996. The Company's 1996 taxes were positively effected by the decrease in the valuation allowance relating to the unrealized loss from the Company's investment in Major Realty. In October 1995, Major Realty announced that its Board of Directors had determined that it was in the best interest of the stockholders to seek a merger partner or otherwise seek a transaction for the sale of the company. At December 31, 1996, the Company believed that the realization of the capital loss associated with such a transaction was more likely than not due to sufficient carryforwards of capital gains as well as the likelihood of future capital gains.

          Positive factors effecting net income were partially offset by deteriorating underwriting results in the Company's Program division. The Program division's combined loss and expense ratio increased from 113.6% during 1995 to 117.5% during 1996. A variety of factors combined to cause this deterioration in underwriting results. In two of the division's departments, Rural America and Special Products, weather related incidents increased the frequency of losses. In the Rural America department, storms in areas where the Company had concentrations of farm business adversely effected the Company's loss ratio, while in the Company's Special Products department, prolonged sub-zero temperatures in the greater Chicago area increased the number and severity of freeze losses experienced in the Company's condominium program. The Company has taken steps to reduce its geographic concentrations in the Rural America department, and is making changes in the reinsurance structure of both of these departments in order to reduce volatility and improve net underwriting results.

          Additionally in the Program division, the Company changed its strategies within its Workers' Compensation underwriting activities during 1996. In 1995 and previous years, the Company had followed a strategy of depopulating assigned risk pools through the application of intensive case management techniques with risks which had become unacceptable to the standard market due to frequency rather than severity. With the improvement of workers' compensation results for the industry as a whole, more companies were willing to write workers' compensation, and therefore, the number of risks fitting the Company's profile for removal from assigned risk pools was substantially depleted. During 1996, the Company moved to a strategy of partnership arrangements with select agencies in which the agent accepts part of the underwriting risk in return for an enhanced profit sharing from the Company. Due to the competitive market, this strategy is developing slowly, and, thus, the Company experienced a 65% decrease in its direct written premiums in this line of business. This transition phase caused the expense ratio in this line of business to increase more than 100%, and resulted in an underwriting loss for this line of business. The Company believes that this line of business can return to profitability as the new partnership arrangements grow.

          Offsetting these deteriorating results in the Program division were improved results in the Company's Transportation department. Within the Transportation department, the Company's loss and expense ratio improved from 120.6% during the year ended December 31, 1995 to 103.6% during 1996. While the department did not produce an underwriting profit, the Company believes that the improvement in the Company's underwriting ratios indicates that the actions taken during 1995 and 1996 to reorganize this department are having a positive effect.

          The Company's Non-Standard underwriting activities experienced unprofitable results for the first time in six years as a result of an increase in both the severity and frequency of losses, particularly in the area of physical damage losses. The Company has increased rates beginning in 1996 and continuing into 1997, reduced commissions in certain areas with poor experience, and canceled agents with loss ratio problems. This division is also beginning to see a slow improvement in its expense ratio, and the Company expects this improvement in the expense ratio to accelerate during 1997.

          The Company's interest expense also increased during 1996 as compared to 1995. This increase in interest expense was due to an increase in the Company's borrowings under its bank facility which increased from an average of $34.3 million during the 1995 to $69.0 million during 1996. Offsetting this increase in the size of borrowings was a decline in the average interest rate under the bank facility from 7.6% during 1995 to 7.1% during 1996. The additional borrowings under the bank facility were contributed to the Company's subsidiaries in order to support underwriting activities and maintain capital adequacy ratios at a level commensurate with the Company's current A- rating by A.M. Best & Company.

          The Company experienced a somewhat higher expense ratio during 1996 than during 1995. This ratio increased from 26.7% in 1995 to 27.5% in 1996 primarily due to higher net commission expense in the Program division of the Company. This higher net commission expense was a result of a changing mix of business with a lesser percentage of premiums produced in lower commission programs such as Workers' Compensation and Transportation and a higher percentage of premiums produced in higher commission lines of business. In addition, the Company decreased the use of quota share reinsurance within the Program division during 1996.
During 1997, the Company expects to again increase the use of quota share reinsurance within the Program division, and with the continued growth in new programs offsetting high initial expenses, expects the expense ratio of this division to fall in 1997.

Year Ended December 31, 1995
Compared to Year Ended December 31, 1994

          The Company's net income fell 80.3% from the year ended December 31, 1995 from $21.1 million in 1994 to $4.2 million in 1995. This reduction in net income resulted as premium growth in the Company's General Agency and Program divisions, an increase in investment income and an increase in underwriting profits from the Company's Crop division were offset by higher than expected losses in the General Agency and Program divisions, an increase in the Company's expense ratio and a change in the Company's tax status.

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

          The Company's Crop division also experienced strong premium growth in 1995 as direct written premiums and net earned premiums increased 21.9% and 30.1% respectively from 1994 to 1995. This premium growth resulted from an increase in the Federal MPCI program, and increases in premium levels under the Company's crop hail insurance program resulting from an increase in rates and the writing of more exposure units in certain states. In late 1994, Congress expanded the MPCI program by enacting the Reform Act. The Act seeks to encourage farmers to participate in the MPCI program and thereby reduce dependencies on traditional disaster relief measures. As a result, the Company's MPCI premium increased 42.8% from $128.4 million in 1994 to $183.3 million in 1995. In addition, the Company's MPCI retention also increased from $77.4 million in 1994 to $104.3 million in 1995. The crop industry had experienced several years of adverse experience in the crop hail business prior to 1995, and as a result, crop hail rates have increased while capacity
has decreased.   Therefore, the Company was able to increase its
crop hail writings from $46.5 million in direct written premiums in 1994 to $62.8 million in direct written premiums for 1995.

          The Company's investment income increased 55.6% from $13.3 million in 1994 to $20.7 million in 1995 while the Company's net realized capital gains increased 388.6% from $0.6 million in 1994 to $2.7 million in 1995. Investment income increased from both an increase in the average size of the Company's investment portfolio as well as an increase in the average yield on the Company's fixed income investments. The average size of the investment portfolio increased from $220.1 million in 1994 to $321.3 million in 1995 while the Company's pre-tax yield on its portfolio increased from 6.0% in 1994 to 6.4% in 1995. The Company's investment portfolio increased from additional borrowings under the Company's credit facility, positive cash flows from operations, funds from the exercise of warrants in December of 1994 as well as retained earnings. Investment yields increased as the overall interest rate environment provided higher yields during 1995 as compared to 1994.

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

          Underwriting expenses for 1995 increased as a percentage of earned premium from 26.0% during 1994 to 26.7% during 1995. General and administrative expenses also increased by $0.5 million from 1994 to 1995, and expenses in the Company's Crop division net of ceding commissions from reinsurers and expense reimbursements from the Federal Government under the MPCI program decreased slightly from $0.8 million in 1994 to $0.7 million in 1995. The increase in the underwriting expense levels was principally attributable to increases in Non-Standard Automobile division expenses related to the implementation of new computer software programs designed to make the Company's product more saleable in the marketplace and to reduce expenses in future years as the division grows. In addition, the Company sought to strengthen its information systems and audit procedures within the Program and General Agency divisions. The cost of implementation of several new programs in the Program division also added to the higher expense ratio for 1995 as compared to 1994. The Company expects the implementation of the new computer program for the Non-Standard Automobile division as well as the investments in systems for the General Agency and Program divisions to begin to slowly reduce its expense ratio over the next few years. Offsetting these internal expense reductions, the Company is experiencing intense competition in the area of agent's commissions as capacity in the insurance marketplace continues to exceed demand.

          The Company's net income during 1995 was also effected by the impact of income taxes. The Company received a benefit of $3.4 million from income taxes in 1994 as opposed to an expense of $1.2 million from income taxes in 1995. As a result of prior non-insurance operations, the Company generated significant tax loss carryforwards and other temporary differences, all of which were used by the end of 1994.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has included a discussion of the liquidity and capital resources requirement of the Company and the Insurance Subsidiaries.

The Company - Parent Only

          As an insurance holding company, the Company's assets consist primarily of the capital stock of its subsidiaries, two surplus notes issued by one of its insurance company subsidiaries and investments held at the holding company level. The Company's primary sources of liquidity are dividends and other distributions from subsidiaries, interest payments on the surplus notes, tax sharing payments from its subsidiaries and net investment income from, and proceeds from the sale of, holding company investments. The Company's liquidity needs are primarily to service debt, pay operating expenses and taxes, and make investments in subsidiaries.

          Dividends from the insurance subsidiaries of the Company are regulated by the regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to parent companies to certain statutorily approved limits. In 1997, the statutory limitation on dividends from insurance company subsidiaries to the parent without further insurance departmental approval is approximately $10.4 million. In addition to dividends from the insurance companies, the Company also may receive distributions from its non-insurance subsidiaries which are engaged in agency, premium finance and claim service operations.

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

          The Company is also a party to a Credit Agreement which provides a three-year revolving credit facility in amounts not to exceed $75 million. Until July 26, 1996, the Credit Facility also included a one-year Term Loan Facility not to exceed $15 million. This Term Loan Facility expired on July 26, 1996, as the Company had not drawn upon this facility as of that date. Under the Revolving Credit Facility, interest is payable quarterly at a rate selected by the Company equal to either the prime rate or LIBOR plus a margin which varies depending on the Company's debt to equity ratio. At December 31, 1996, the outstanding balance under the facility was $69 million, with an interest cost of 6.7%. Borrowings under the facility were used to provide capital for the insurance companies and to repay other debt. The Revolving Credit Facility expires on July 26, 1998, and may be extended annually by additional one-year periods with the consent of the lenders. The Company is currently negotiating with its banks to restructure the Credit Facility to incorporate the previous Term Loan Facility and current Revolving Credit Facility into one Credit Facility.

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

          The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. At such time, the Company receives a profit share in cash, with any amount in excess of 15% of its MPCI Retention in any year carried forward to future years, or it must pay its share of losses. The Company recognized $37.9 million, before private reinsurance, in profit sharing earned on the MPCI business during 1996, and in addition, recognized $4.3 million during 1996 in profit sharing earned on 1995 MPCI business.

          In the crop hail insurance business, premiums are generally not received until after the harvest, while losses and other expenses are paid throughout the year.

Changes in Financial Condition

          The NAIC has established a Risk Based Capital ("RBC") formula for property and casualty insurance companies. The RBC initiative is designed to enhance the current regulatory framework for the evaluation of the capital adequacy of a property and casualty insurer. The formula requires an insurer to compute the amount of capital necessary to support four areas of risk facing property and casualty insurers: (a) asset risk (default on fixed income assets and market decline), (b) credit risk (losses from unrecoverable reinsurance and inability to collect agents' balances and other receivables), (c) underwriting risk (premium pricing and reserve estimates ), and (d) off balance sheet/growth risk (excessive premium growth and unreported liabilities). The Insurance Companies have reviewed and applied the RBC formula for the 1996 year and have exceeded these requirements.

          The Company's stockholder's equity increased by approximately 17% or $30 million from December 31, 1995 to December 31, 1996. The principal components of this change in stockholder's equity were an increase in the Company's retained earnings from an accumulated deficit at December 31, 1995 of $18.8 million to retained earnings of $11.4 million at December 31, 1996, an increase in capital in excess of par value of $1.3 million as a result of the exercise of certain outstanding warrants and stock options, and an increase in the Company's unrealized loss on available-for-sale securities, net of tax, of $1.5 million.

Consolidated Cash Flows

          Cash flows from operations for the year ended December 31, 1996 were $42.9 million as compared to cash flows from operating activities of $46.5 million during 1995. The positive cash flows for both 1996 and 1995 have provided adequate capital to meet all of the Company's cash needs.

          Cash flows from the Company's MPCI and crop hail business are different in certain respects from cash flows associated with more traditional property and casualty lines (see
Liquidity and Capital Resources, Insurance Companies).

Inflation

          The Company does not believe that inflation has had a material impact on its financial condition or results of operations.

Recent Statement of Financial Accounting Standards

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which was effective for the Company on January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instruments awarded. The Company will continue to apply APB Opinion No. 25 in its accounting for stock based compensation awards to employees and directors, while expanding its disclosures as required by SFAS No. 123.

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


                            PART III.

Item 10.  Directors and Executive Officers of the Registrant.

          The information required by Item 10 with respect to the Registrant's executive officers and directors will be set forth in the Company's 1997 Proxy Statement included as Exhibit 99.6 hereto and incorporated herein by reference.

Item 11.  Executive Compensation

          The information required by Item 11 will be set forth in the Company's 1997 Proxy Statement included as Exhibit 99.6 hereto and incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

          The information required by Item 12 will be set forth in the Company's 1997 Proxy Statement included as Exhibit 99.6 hereto and incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

          The information required by Item B will be set forth in the Company's 1997 Proxy Statement included as Exhibit 99.6 hereto and incorporated herein by reference.



                            PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

          (a) The following documents are filed as a part of this
Report:

               1.  Financial Statements.  The Company's audited
     Consolidated Financial Statements for the years ended
     December 31, 1996 and 1995 consisting of the following:

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

                  INDEX TO FINANCIAL STATEMENTS





Audited Consolidated Financial Statements for the
  Years Ended December 31, 1996 and December 31,
  1995:

  Independent Auditors' Report
  Consolidated Balance Sheets
  Consolidated Statements of Operations
  Consolidated Statement of Stockholders' Equity
  Consolidated Statements of Cash Flows
  Notes to Consolidated Financial Statements

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCEPTANCE INSURANCE COMPANIES INC.

     /s/ Kenneth C. Coon
By _____________________________________   Dated: March  20, 1997
   Kenneth C. Coon
   Chairman and Chief Executive Officer

     /s/ Georgia M. Mace
By _____________________________________   Dated: March  20, 1997
   Georgia M. Mace
   Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              /s/ Jay A. Bielfield
Dated:  March 20, 1997         ______________________________
                              Jay A. Bielfield, Director

                              /s/ Kenneth C. Coon
Dated:  March 20, 1997         ______________________________
                              Kenneth C. Coon, Director

                              /s/ Edward W. Elliott, Jr.
Dated:  March 20, 1997         ______________________________
                              Edward W. Elliott, Jr., Director

                              /s/ Robert LeBuhn
Dated:  March 20, 1997         ________________________________
                              Robert LeBuhn, Director

                              /s/ Michael R. McCarthy
Dated:  March 20, 1997        ________________________________
                              Michael R. McCarthy, Director

                              /s/ John P. Nelson
Dated:  March 20, 1997        ________________________________
                              John P. Nelson, Director

                              /s/ R. L. Richards
Dated:  March 20, 1997        ________________________________
                              R. L. Richards, Director

                              /s/ David L. Treadwell
Dated:  March 20, 1997        ________________________________
                              David L. Treadwell, Director

                              /s/ Doug T. Valassis
Dated:  March 20, 1997        ________________________________
                              Doug T. Valassis, Director

               ACCEPTANCE INSURANCE COMPANIES INC.
                   ANNUAL REPORT ON FORM 10-K
               FISCAL YEAR ENDED DECEMBER 31, 1996

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

110.5   Employment Agreement dated July 2, 1993, between Redland
        Insurance Group, Inc., and Richard C. Gibson.
        Incorporated by reference to Exhibit 2 to Registrant's
        Current Report on Form 8-K dated July 2, 1993.

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

99.6 Proxy Statement for 1997 Annual Meeting of Shareholders filed on or prior to April 30, 1997.

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



ACCEPTANCE INSURANCE
COMPANIES INC.


Consolidated Financial Statements for the
Years Ended December 31, 1996 and 1995
and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Acceptance Insurance Companies Inc.

We have audited the accompanying consolidated balance sheets of Acceptance Insurance Companies Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Acceptance Insurance Companies Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1994 the Company adopted Statement of
Financial Accounting Standards No. 115, Accounting for Certain
Investments in Debt and Equity Securities.





DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 12, 1997

ACCEPTANCE INSURANCE COMPANIES INC.

CONSOLIDATED BALANCE SHEETS (dollars in thousands except share data)
DECEMBER 31, 1996 AND 1995

ASSETS                                                                                                        1996        1995
Investments:
  Fixed maturities available-for-sale (Note 2)                                                              $268,004    $218,300
  Marketable equity securities available-for-sale (Note 2)                                                    83,837      48,537
  Mortgage loans and other investments                                                                        11,149      11,290
  Real estate                                                                                                  3,342       3,354
  Short-term investments, at cost, which approximates market                                                  39,594      86,520
                                                                                                            --------    --------
                                                                                                             405,926     368,001
Cash                                                                                                          10,697       7,648
Investment in Major Realty Corporation (Note 4)                                                                8,827       9,878
Receivables, net (Note 5)                                                                                    133,363     106,246
Reinsurance recoverable on unpaid loss and loss adjustment expenses                                          185,421     167,888
Prepaid reinsurance premiums                                                                                  36,140      38,341
Property and equipment, net of accumulated depreciation of $7,077 and $4,886                                   8,988       5,284
Deferred policy acquisition costs                                                                             29,437      24,585
Excess of cost over acquired net assets                                                                       35,783      37,003
Deferred income tax (Note 6)                                                                                  21,172       9,403
Other assets                                                                                                   8,626       6,757
                                                                                                            ________    ________

                                                                                                            $884,380    $781,034
                                                                                                            ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss adjustment expenses (Note 7)                                                                $432,173    $369,244
Unearned premiums                                                                                            140,217     124,122
Amounts payable to reinsurers                                                                                 10,157      18,161
Accounts payable and accrued liabilities                                                                      25,013      22,720
Bank borrowings, term debt and other borrowings (Note 8)                                                      69,000      69,000
                                                                                                            --------    --------
           Total liabilities                                                                                 676,560     603,247

Contingencies (Note 9)

Stockholders' equity (Notes 8 and 10):
  Preferred stock, no par value, 5,000,000 shares authorized, none issued                                       -           -
  Common stock, $.40 par value, 20,000,000 shares authorized;
    15,256,507 and 15,141,220 shares issued                                                                    6,103       6,057
  Capital in excess of par value                                                                             196,090     194,823
  Unrealized gain (loss) on available-for-sale securities, net of tax                                         (1,476)         19
  Retained earnings (accumulated deficit)                                                                     11,432     (18,848)
                                                                                                            ________    _________
                                                                                                             212,149     182,051
  Less:
    Treasury stock, at cost, 38,680 and 35,559 shares                                                         (1,629)     (1,564)
    Contingent stock, 240,000 shares (Note 11)                                                                (2,700)     (2,700)
                                                                                                            --------    --------
           Total stockholders' equity                                                                        207,820     177,787
                                                                                                            --------    --------
                                                                                                            $884,380    $781,034
                                                                                                                ========    ========
The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                                  1996        1995        1994
Revenues:
  Insurance premiums earned (Note 7)                                                             $348,653    $271,584    $202,659
  Insurance agency commissions                                                                     1,035       2,863       3,629
  Net investment income (Note 2)                                                                  26,491      20,651      13,276
  Net realized capital gains                                                                       5,216       2,707         554
                                                                                                --------    --------    --------
                                                                                                 381,395     297,805     220,118
Costs and expenses:                                                                             --------    --------    --------
  Cost of revenues:
    Insurance losses and loss adjustment expenses (Note 7)                                       243,257     212,337     142,951
    Insurance agency costs                                                                         1,024       2,596       3,180
    Insurance underwriting expenses                                                               95,803      72,602      52,627
  General and administrative expenses                                                              2,015       2,165       1,684
                                                                                                --------    --------    --------
                                                                                                 342,099     289,700     200,442
                                                                                                --------    --------    --------
           Operating profit                                                                       39,296       8,105      19,676
                                                                                                --------    --------    --------

Other income (expense):
  Interest expense                                                                                (4,896)     (2,591)     (1,693)
  Loss on investee (Note 4)                                                                       (1,052)       (265)       (297)
  Other, net                                                                                         142          94          26
                                                                                                --------    --------    --------
                                                                                                  (5,806)     (2,762)     (1,964)
                                                                                                --------    --------    --------

           Income before income taxes and minority interests                                      33,490       5,343      17,712

Income tax expense (benefit) (Note 6):
  Current                                                                                         14,173       4,002       2,487
  Deferred                                                                                       (10,963)     (2,814)     (5,930)
                                                                                                --------    --------    --------
                                                                                                   3,210       1,188      (3,443)

Minority interests in net income of consolidated subsidiaries                                       -           -            (80)
                                                                                                --------    --------    --------

           Net income                                                                           $ 30,280    $  4,155    $ 21,075
                                                                                                ========    ========    ========

Net income per share:
  Primary                                                                                       $   2.00    $   0.28    $   1.71
                                                                                                ========    ========    ========

  Fully diluted                                                                                 $   1.96    $   0.27    $   1.68
                                                                                                ========    =======     ========

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                            Retained
                                                Capital in   Unrealized     Earnings                                Total
                                       Common    Excess of      Gain      (Accumulated   Treasury   Contingent   Stockholders'
                                        Stock    Par Value     (Loss)       Deficit)       Stock       Stock        Equity
Balance at January 1, 1994              $3,991    $140,002    $    66      $(44,078)     $(1,564)    $(2,700)      $  95,717

  Issuance of common stock on            1,946      51,467        -            -            -            -            53,413
   exercise of warrants
  Issuance of common stock in
    connection with Statewide
    acquisition                            107       2,993        -            -            -            -             3,100
  Issuance of common stock under
    employee benefit plans                   8         212        -            -            -            -               220
  Change in unrealized gain (loss) on
    available-for-sale securities, net
    of income taxes of $6,424             -           -        (13,771)        -            -            -           (13,771)
  Net income                              -           -           -          21,075         -            -            21,075
                                        ------    --------    --------      -------     --------     -------       ---------

Balance at December 31, 1994             6,052     194,674     (13,705)     (23,003)      (1,564)      (2,700)       159,754

  Issuance of common stock under
    employee benefit plans                   5         149        -            -            -            -               154
  Change in unrealized gain (loss) on
    available-for-sale securities,
     net of income taxes of $(6,435)      -           -         13,724         -            -            -            13,724
  Net income                              -           -           -           4,155         -            -             4,155
                                         -----      -------     ------       ------        ------       ------        ------
Balance at December 31, 1995             6,057     194,823         19       (18,848)      (1,564)      (2,700)       177,787

  Issuance of common stock under
  employee benefit plans                    46       1,267        -            -            -            -             1,313
  Purchase of treasury stock              -           -           -            -             (65)        -               (65)
  Change in unrealized gain (loss) on
  available-for-sale securities, net
   of income taxes of $806                -           -         (1,495)        -            -            -            (1,495)

  Net income                              -           -           -          30,280         -            -            30,280
                                        ------    --------    --------      -------     --------     -------       ---------

Balance at December 31, 1996            $6,103    $196,090    $ (1,476)  $ 11,432    $(1,629)   $(2,700)   $207,820
                                        ======    ========    ========   ========    =======    =======    ========

The accompanying notes are an integral part of the consolidated financial statements.


ACCEPTANCE INSURANCE COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                              1996         1995        1994
Cash flows from operating activities:
  Net income                                                                               $  30,280    $   4,155    $  21,075
  Adjustments to reconcile net income to net cash provided
    by (used for) operating activities:
      Depreciation and amortization                                                            4,282        3,821        3,522
      Deferred tax benefit                                                                   (10,963)      (2,814)      (5,930)
      Loss on investee                                                                         1,052          265          297
      Minority interests                                                                        -            -              80
      Policy acquisition costs incurred                                                      (94,140)     (62,171)     (55,234)
      Amortization of policy acquisition costs                                                89,288       57,420       47,215
      Gain on sale of investments                                                             (5,216)      (2,707)        (554)
      Increase (decrease) in cash attributable to changes
        in assets and liabilities:
          Receivables                                                                        (27,117)     (29,253)     (28,855)
          Net losses and loss adjustment expenses                                             45,396       59,842       25,800
          Net unearned premiums                                                               18,296       14,599       26,515
          Amounts payable to reinsurers                                                       (8,004)      (1,148)      12,123
          Accounts payable and accrued liabilities                                             2,293        6,191       (2,402)
      Other, net                                                                              (2,516)      (1,674)        (978)
                                                                                           ---------    ---------    ---------
           Net cash from operating activities                                                 42,931       46,526       42,674
                                                                                           ---------    ---------    ---------
Cash flows from investing activities:
  Proceeds from sales of investments                                                            -            -             640
  Proceeds from sales of investments available-for-sale                                      145,819      135,820       24,179
  Proceeds from maturities of investments                                                     29,207       42,938       37,483
  Proceeds from maturities of investments
    available-for-sale                                                                        21,498       10,306       15,437
  Purchases of investments                                                                   (28,230)     (51,233)     (48,162)
  Purchases of investments available-for-sale                                               (249,540)    (187,575)    (101,243)
  Other, net                                                                                  (6,046)      (2,432)      (2,022)
                                                                                           ---------    ---------    ---------
           Net cash from investing activities                                                (87,292)     (52,176)     (73,688)
                                                                                           ---------    ---------    ---------
Cash flows from financing activities:
  Proceeds from bank borrowings                                                                 -          40,000       29,000
  Repayments of bank borrowings                                                                 -            -         (18,597)
  Repayments of term debt, other borrowings
    and notes payable to affiliates                                                             -            -            (354)
  Proceeds from issuance of common stock                                                       1,313          154       53,633
  Purchase of treasury stock                                                                     (65)        -            -
  Minority interests                                                                            -            -               7
                                                                                           ---------    ---------    ---------
           Net cash from financing activities                                                  1,248       40,154       63,689
                                                                                           ---------    ---------    ---------
Net increase (decrease) in cash and short-term investments                                   (43,113)      34,504       32,675

Cash and short-term investments at beginning of period                                        84,740       50,236       17,561
                                                                                           ---------    ---------    ---------

Cash and short-term investments at end of period                                           $  41,627    $  84,740    $  50,236
                                                                                           =========    =========    =========
Non-cash financing activities:
  Issuance of common stock for acquisition of Statewide                                                              $   3,100
                                                                                                                     =========

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


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

   The Company concentrates on writing specialty coverages not generally emphasized by standard insurance carriers. These specialty coverages primarily include specialty automobile lines, surplus lines liability and substandard property coverages, complex general liability risks, workers' compensation, and crop insurance. Insurance is marketed through both general and independent agents. The Company writes business as both an admitted (licensed) and non-admitted (excess and surplus lines) carrier in most of the United States.

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

   The Company writes multi-peril crop insurance ("MPCI") pursuant to terms established by the federal Risk Management Agency ("RMA"). The Company issues and administers policies, for which it receives administrative fees and the Company participates in a profit sharing arrangement in which it receives from the government a portion of the aggregate profit, or pays a portion of the aggregate loss, with respect to the business it writes. The Company's share of the profit or loss on the MPCI business it writes is determined under a formula established by the RMA. The Company records an estimate of its share of the profit or loss based upon available loss information. The Company receives a profit share in cash, with any amount in excess of 15% of its MPCI Retention (as defined in the profit sharing agreement) in any year carried forward to future years, or it must pay its share of losses. The Company recognizes as income in the current year these amounts which are carried forward as a receivable. The amounts carried forward as a receivable are received in future years in cash or as a reduction of losses due the RMA. MPCI premiums received during the year which correspond to next year's crop season are deferred until the next year. Insurance underwriting expenses are presented net of administrative fees received from the RMA for reimbursement of costs incurred by the Company.

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

   Estimates made by management include the liability for losses and loss adjustment expenses and recoverability of deferred policy acquisition costs. The Company underwrites property and casualty coverages in a number of specialty areas of business which may involve greater risks than standard property and casualty lines, including the risks associated with the absence of long-term, reliable historical claims experience. These risk components may make more difficult the task of estimating reserves for losses, and cause the Company's underwriting results to fluctuate. Due to the inherent uncertainty of estimating reserves, it has been necessary, and may over time continue to be necessary, to revise estimated liabilities as reflected in the Company's loss and loss adjustment expense reserves. Additionally, conditions and trends that have affected the development of loss reserves in the past may not necessarily occur in the future.

   Statements of Cash Flows - The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of December 31, 1996 and 1995, approximately $8,664,000 and $9,428,000 of short-term investments had maturity dates at acquisition of greater than three months.

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

   Mortgage loans are carried at the lower of their unpaid principal balance or if impaired, fair value. Real estate is stated at the lower of cost or estimated net realizable value and is non-income producing.

   Property and Equipment - Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is recognized principally using the straight-line method over a period of five to ten years. The Company capitalizes direct costs incurred with the development of internal use software.

   Excess of Cost Over Acquired Net Assets - The excess of cost over equity in acquired net assets is being amortized principally using the straight-line method over periods not exceeding 40 years. Accumulated amortization approximated $5,658,000 and $4,439,000 at December 31, 1996 and 1995,
   respectively.

   Impairment of Long-Lived Assets - Measurement of the impairment of long-lived assets is evaluated periodically based primarily on management's estimate of future earnings.

   Stock Options - The Company recognizes compensation cost relating to stock options based upon the difference between the market price of the stock at the date of grant, and the option exercise price.

   Per Share Data - Primary and fully diluted earnings per share are based on weighted average shares outstanding of approximately 15.1 million and 15.4 million, respectively, for the year ended December 31, 1996; 15.0 million and 15.2 million, respectively, for the year ended December 31, 1995; and approximately 13.4 million and 13.6 million, respectively, for the year ended December 31, 1994. Included in weighted average shares outstanding in 1994 is the assumed conversion of all outstanding options and warrants utilizing the modified treasury stock method, since average outstanding options and warrants during those periods exceeded 20% of the outstanding stock. Under this method, appropriate adjustment to net income is made to reflect the assumed use of the proceeds of the conversion. In 1996 and 1995, the treasury stock method was used without modification.

   Reclassifications - Certain prior period amounts have been reclassified to conform with current year presentation.

2. INVESTMENTS

   A summary of net investment income earned on the investment portfolio for the years ended December 31 is as follows (in thousands):

                                                                                                 1996      1995      1994
     Interest on fixed maturities                                                              $15,189   $14,913   $10,357
     Interest on short-term investments                                                          9,652     5,461     2,101
     Other                                                                                       2,242       829     1,420
                                                                                               -------   -------   -------
                                                                                                27,083    21,203    13,878
     Investment expenses                                                                          (592)     (552)     (602)
                                                                                               -------   -------   -------

     Net investment income                                                                     $26,491   $20,651   $13,276

                                                                                               =======   =======   =======

   The amortized cost and related estimated fair values of investments in the accompanying balance sheets are as follows
   (in thousands):

                                                                                     Gross        Gross      Estimated
                                                                       Amortized   Unrealized   Unrealized      Fair
                                                                          Cost       Gains        Losses       Value
     December 31, 1996:
       Fixed maturities available-for-sale:
         U.S. Treasury and government securities                       $ 86,359      $  154       $  260     $ 86,253
         States, municipalities and political subdivisions               93,293       1,620          306       94,607
         Mortgage-backed securities                                      60,138         205        7,508       52,835
         Other debt securities                                           34,581         685          957       34,309
                                                                       --------      ------       ------     --------

                                                                       $274,371      $2,664       $9,031     $268,004
                                                                       ========      ======       ======     ========

       Marketable equity securities - preferred stock                  $ 62,628      $  932       $  596     $ 62,964
                                                                       ========      ======       ======     ========

       Marketable equity securities - common stock                     $ 17,112      $4,641       $  880     $ 20,873
                                                                       ========      ======       ======     ========
     December 31, 1995:
       Fixed maturities available-for-sale:
         U.S. Treasury and government securities                     $ 51,022        $  684       $   17     $ 51,689
         States, municipalities and political subdivisions             69,433         1,991          230       71,194
         Mortgage-backed securities                                    72,359           407        5,546       67,220
         Other debt securities                                         27,484         1,060          347       28,197
                                                                     --------        ------       ------     --------

                                                                     $220,298        $4,142       $6,140     $218,300
                                                                     ========        ======       ======     ========

       Marketable equity securities - preferred stock                $ 31,299        $  266       $  957     $ 30,608
                                                                     ========        ======       ======     ========

       Marketable equity securities - common stock                   $ 15,211        $3,302       $  584     $ 17,929
                                                                     ========        ======       ======     ========

   The amortized cost and related estimated fair values of the fixed maturity securities as of December 31, 1996 are shown below by stated maturity dates. Actual maturities may differ from stated maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                    Amortized     Estimated
                                                                                                       Cost       Fair Value
                                                                                                         (in thousands)
     Fixed maturities available-for-sale:
       Due in one year or less                                                                       $ 14,351      $ 14,300
       Due after one year through five years                                                           50,799        50,689
       Due after five years through ten years                                                          55,470        56,133
       Due after ten years                                                                             93,613        94,047
                                                                                                      -------      --------
                                                                                                      214,233       215,169
       Mortgage-backed securities                                                                      60,138        52,835

                                                                                                     --------      --------

                                                                                                     $274,371      $268,004
                                                                                                     ========      ========

   The Company's collateral backed securities portfolio consists of mortgage-backed securities, all of which are collateralized mortgage obligations ("CMOs"). The following table sets forth as of December 31, 1996 the categories of the Company's CMOs, which at such date had an average expected life of approximately six years (in thousands):

                                                                                        Par      Amortized   Estimated
                                                                                       Value       Cost         Fair
     Type of CMO                                                                        (1)         (1)        Value
     Fixed coupon                                                                     $13,597     $13,372     $13,483
     Floating rate (2)                                                                 16,812      16,486      15,743
     Inverse floating rate (2)                                                         31,410      30,280      23,609
                                                                                      -------     -------     -------

                Total CMOs (3)                                                        $61,819     $60,138     $52,835
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

   Proceeds from sales of fixed maturity securities during the years ended December 31, 1996, 1995 and 1994 were approximately $100,203,000, $113,523,000 and $21,729,000, respectively. Gross realized gains on sales of fixed maturity securities were approximately $1,681,000, $1,421,000 and $55,000, and gross realized losses on sales of fixed maturity securities were approximately $22,000, $499,000 and $13,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

   As required by insurance regulatory laws, certain bonds with an amortized cost of approximately $18,784,000 and short-term investments of approximately $3,133,000 at December 31, 1996 were deposited in trust with regulatory agencies.

3. FAIR VALUES OF FINANCIAL INSTRUMENTS

   Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS 107"), requires fair value disclosures for financial instruments. Certain financial instruments, including insurance contracts, were excluded from SFAS 107 disclosure requirements due to perceived difficulties in measuring fair value.

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

   The carrying values of cash and short-term investments, receivables and accounts payable, and accruals are deemed to be reasonable estimates of their fair values due to their short-term nature. The estimated fair values of the Company's other financial instruments as of December 31, 1996 and 1995, are as follows (in thousands):

                                                                                  Carrying Value     Estimated Fair Value
                                                                                  1996       1995       1996       1995
     Investments in fixed maturity securities                                   $268,004   $218,300   $268,004   $218,300
     Investments in marketable equity  securities                                 83,837     48,537     83,837     48,537
     Mortgage loans and other investments                                         11,149     11,290     11,149     11,290
     Investment in Major Realty Corporation                                        8,827      9,878      8,827      9,878
     Bank borrowings, term debt and other borrowings                              69,000     69,000     69,000     69,000


4. INVESTMENT IN MAJOR REALTY CORPORATION

   As of December 31, 1996 and 1995, the Company held an approximate 33% equity investment in Major Realty
   Corporation, a publicly traded real estate company engaged in the ownership and development of its undeveloped land in Orlando, Florida.

   At December 31, 1996, the carrying value of the Company's equity investment in Major Realty approximated $3.8 million or $1.65 per share. At that date, Major Realty had a stockholders' equity of approximately $3.2 million and the quoted market price of Major Realty was $1.50 per share. The Company expects to realize a minimum of its carrying value in Major Realty based on the estimated net realizable values of Major Realty's underlying assets. Commencing in 1992, the Company has not recognized its share of net gains realized by Major Realty on sales of real estate but continues to recognize its share of general and administrative expenses recorded by Major Realty.

   During 1995, the Company loaned Major Realty $5.1 million, collateralized by real estate. Terms of the note call for interest payable quarterly at prime plus 1.5%. Principal is payable as real estate is sold with a final maturity on May 1, 1998. The note is convertible into Major Realty stock at the option of the Company at the prevailing market price at conversion. Interest income during 1996 and 1995 of $503,000 and $106,000, respectively, is included in net investment income.

   The following summary financial data for Major Realty as of and for the years ended December 31, 1996 and 1995 was obtained from Major Realty's consolidated financial statements (in thousands):

                                                                                 December 31,
                                                                                1996      1995
     Land held for sale or development                                         $5,141    $5,292
     Mortgage note receivable                                                   2,750     2,750
     Other assets                                                               1,235     1,680
                                                                               ------    ------

                Total assets                                                   $9,126    $9,722
                                                                               ======    ======

     Mortgage and other notes payable                                          $5,064    $5,064
     Other liabilities                                                            874       891
     Stockholders' equity                                                       3,188     3,767
                                                                               ------    ------

                Total liabilities and stockholders' equity                     $9,126    $9,722
                                                                               ======    ======

     Total revenues                                                            $  839    $7,255
     Gross profit                                                                 213     4,132
     Net income (loss)                                                           (579)    2,664

5. RECEIVABLES

   The major components of receivables at December 31 are summarized as follows (in thousands):

                                                                                  1996          1995
     Insurance premiums and agents' balances due                                 $ 63,079      $ 60,602
     Amounts recoverable from reinsurers                                          11,786        20,379
     Profit sharing gain due from the RMA                                         45,364        19,616
     Accrued interest                                                              4,826         4,023
     Installment notes receivable                                                  5,954         3,207
     Federal income tax receivable                                                 5,085          -
     Other                                                                           723           851
     Less allowance for doubtful accounts                                         (3,454)       (2,432)
                                                                                --------       -------
                                                                                $133,363      $106,246
                                                                                ========      ========

6. INCOME TAXES

   The Company recognizes a net deferred tax asset or liability for all temporary differences and a related valuation allowance when realization of the asset is uncertain. The valuation allowance at December 31, 1996 and 1995 related to capital loss items. At December 31, 1996, the realization of the majority of these capital loss items are more likely than not due to sufficient carryforwards of capital gains as well as the likelihood of future capital gains. The net deferred tax as of December 31, is as follows (in thousands):

                                                                                                   1996        1995
     Unpaid losses and loss adjustment expenses                                                  $ 13,322    $ 10,701
     Unearned premiums                                                                              7,283       6,004
     Allowances for doubtful accounts                                                               1,213         869
     Other                                                                                          2,689       1,443
     Unrealized loss on fixed maturities available-for-sale                                         2,229         699
     Major Realty basis difference                                                                  8,317       7,950
                                                                                                 --------    --------
                Deferred tax asset                                                                 35,053      27,666
                                                                                                 --------    --------

     Deferred policy acquisition costs                                                            (10,303)     (8,605)
     Unrealized gain on marketable equity securities                                               (1,434)       (710)
     Other                                                                                         (1,071)       (888)
                                                                                                 --------    --------
                Deferred tax liability                                                            (12,808)    (10,203)
                                                                                                 --------    --------
                                                                                                   22,245      17,463
     Valuation allowance                                                                           (1,073)     (8,060)
                                                                                                 --------    --------

     Net deferred tax asset                                                                      $ 21,172    $  9,403
                                                                                                 ========    ========

   Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements as follows (in thousands):

                                                                                      December 31,
                                                                                1996       1995       1994
     Computed U.S. federal income taxes                                       $11,744    $ 1,870    $ 6,022
     Nondeductible amortization of goodwill and other intangibles                 631        541        514
     Tax-exempt interest income                                                (1,408)    (1,049)      (400)
     Dividends received deduction                                              (1,073)      (390)      (217)
     Recognition of a portion of the deferred tax asset                        (7,354)      -        (9,469)
     Other                                                                        670        216        107
                                                                              -------    -------    -------

               Income tax (benefit) expense                                   $ 3,210    $ 1,188    $(3,443)

                                                                              =======    =======    =======

   Cash payments for income taxes were approximately
   $20,000,000, $4,253,000, and $1,478,000 during the years
   ended December 31, 1996, 1995, and 1994.

7. INSURANCE PREMIUMS AND CLAIMS

   Insurance premiums written and earned by the Company's insurance subsidiaries for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                                                                   1996         1995         1994
     Direct premiums written                                                    $ 587,397    $ 514,241    $ 410,228
     Assumed premiums written                                                      63,663       23,108       37,255
     Ceded premiums written                                                      (284,111)    (251,166)    (218,307)
                                                                                ---------    ---------    --------

       Net premiums written                                                     $ 366,949    $ 286,183    $ 229,176
                                                                                =========    =========    =========

     Direct premiums earned                                                     $ 571,971    $ 489,834    $ 376,624
     Assumed premiums earned                                                       62,994       20,563       33,802
     Ceded premiums earned                                                       (286,312)    (238,813)    (207,767)
                                                                                ---------    ---------    ---------

       Net premiums earned                                                      $ 348,653    $ 271,584    $ 202,659
                                                                                =========    =========    =========

   Included in ceded premiums written and earned is $134.0 million, $95.4 million, and $92.7 million of MPCI premiums ceded to the RMA for the years ended December 31, 1996, 1995, and 1994, respectively. Included in assumed premiums written and earned in 1996, 1995, and 1994 is $42.2 million, $14.2 million, and $17.0 million of MPCI profit share.

   The following table presents an analysis of the Company's reserves for losses and loss adjustment expenses, reconciling beginning and ending balances for the years ended December 31
   (in thousands):

                                                                                            1996        1995        1994
     Net loss and loss adjustment expense reserves at beginning of year                  $ 201,356   $ 141,514   $ 115,714
                                                                                         ---------   ---------   ---------
     Provisions for net losses and loss adjustment expenses for claims
      occurring in the current year                                                        233,727     190,019     137,881
     Increase in net reserves for claims occurring in prior years                            9,530      22,318       5,070
                                                                                         ---------   ---------   ---------
                                                                                           243,257     212,337     142,951
                                                                                         ---------   ---------   ---------

     Net losses and loss adjustment expenses paid for claims occurring during:
       Current year                                                                       (102,565)    (80,281)    (60,375)
       Prior years                                                                         (95,296)    (72,214)    (56,776)
                                                                                         ---------   ---------   ---------
                                                                                          (197,861)   (152,495)   (117,151)
                                                                                         ---------   ---------   ---------

     Net loss and loss adjustment expense reserves at end of year                          246,752     201,356     141,514
     Reinsurance recoverable on unpaid loss and loss adjustment expenses                   185,421     167,888      79,811
                                                                                         ---------   ---------   ---------

     Gross loss and loss adjustment expense reserves                                     $ 432,173   $ 369,244   $ 221,325
                                                                                         =========   =========   =========

   Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of $300.8 million, $300.9 million, and $145.5 million for the years ended December 31, 1996, 1995, and 1994, respectively, of which approximately $207.5 million, $204.6 million, and $65.8 million, respectively, relate to recoveries on the MPCI business from the RMA.

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

   The liability for losses and loss adjustment expenses represents management's best estimate and is based on sources of available evidence including an analysis prepared by an actuary engaged by the Company. The Company believes it is reasonably possible that such liability may vary by five percent.

8. BANK BORROWINGS, TERM DEBT AND OTHER BORROWINGS AND NOTES
   PAYABLE TO AFFILIATES

   On July 26, 1995, the Company amended its borrowing arrangements with its bank lenders providing a $75 million three year Revolving Credit Facility which, with the consent of the banks, can be renewed annually for three years and a $15 million Term Loan Facility with a maturity of the earlier of July 1996 or one year from the date of the borrowing. The Term Loan Facility expired on July 26, 1996 as the Company had not drawn upon this facility as of that date. The Company is currently negotiating with its banks to restructure the credit facility to incorporate the previous Term Loan Facility and Revolving Credit Facility into one credit facility. Further, the Company selects its interest rate as either the prime rate or LIBOR plus a margin of .75% to 1.5% depending on the Company's debt to equity ratio. Interest is payable quarterly. At December 31, 1996 and 1995, the Company had $69 million outstanding under this arrangement at a weighted average interest cost of 6.7% and 6.8%, respectively.

   At December 31, 1996, the line of credit was collateralized by the Company's Acceptance and Redland common stock. Borrowings and interest expense averaged $69.0 million and 7.1% during 1996 and $34.3 million and 7.6% during 1995. The line of credit contains covenants which do not permit the payment of dividends by the Company, requires the Company to maintain certain operating and debt service coverage ratios, requires maintenance of specified levels of surplus and requires the Company to meet certain tests established by regulatory authorities.

   The Company issued $9.5 million of Secured Subordinated Notes to certain directors or stockholders in April 1992 through the exchange of previously issued secured and unsecured notes aggregating approximately $8.3 million and cash. Additionally, the Company issued to the holders of the Secured Subordinated Notes approximately 97,500 common stock warrants exercisable for five years at a price of $9.50 per share, of which 70,725 warrants remained outstanding at December 31, 1996. In January 1993, these notes were redeemed.

   Cash payments for interest were approximately $4.7 million, $2.3 million and $1.5 million during the years ended December
   31, 1996, 1995 and 1994, respectively.

9. CONTINGENCIES

   The Company is also involved in various insurance related claims and other legal actions arising from the normal conduct of business. Management believes that the outcome of these proceedings will not have a material effect on the consolidated financial statements of the Company.

   At December 31, 1996, Acceptance Premium Finance Company, Inc., an affiliate, had a revolving line of credit agreement which provided for borrowings up to $16,000,000 maturing in September, 1998. Borrowings under this agreement are guaranteed by the Company. Acceptance Premium Finance Company, Inc. had $10,100,000 and $7,200,000 outstanding under this line of credit at December 31, 1996 and 1995, respectively.

10. COMMON STOCK ISSUED

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

11. ACQUISITIONS

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

12. OPERATING LEASES

   The Company leases office space and certain furniture and equipment under operating leases. Future minimum obligations under these operating leases are as follows at December 31, 1996 (in thousands):

         1997                                                                                                   $ 3,922
         1998                                                                                                     3,044
         1999                                                                                                     2,783
         2000                                                                                                     2,672
         2001                                                                                                     1,963
                                                                                                                -------

                                                                                                                $14,384

                                                                                                                =======

   Rental expense totaled approximately $3,715,000, $3,286,000 and $2,529,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

13. STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

   The Company's 1996 incentive stock option plan provides for a maximum of 1,500,000 options to be granted to employees and directors. Stock options issued to employees will vest in not less than five annual installments. Stock options issued to non-employee directors will vest at the expiration of the directors' current term. All options expire no later than ten years from the date of grant and the exercise price will not be less than 100% of the market value at the date of grant.

   The 1992 incentive stock option plan was terminated as to future grants upon approval of the 1996 incentive stock option plan. The 1992 incentive stock option plan provided for options granted to employees which vest over 4 years from the date of the grant and options to non-employee directors which vest one year from the date of grant. All options expire no later than ten years from the date of grant and the exercise price is equal to the market price at the date of grant.

   Under the Company's employee stock purchase plan, the Company is authorized to issue up to 500,000 shares of common stock to its full-time employees. Under the terms of the plan, each year employees can choose to purchase up to 10% of their annual compensation. The purchases may be made during six month phases generally commencing at the beginning of January and July. The purchase price of the stock is equal to the lower of 85% of the market price on the termination date of the phase or when the subscription is paid in full, whichever first occurs; or 85% of the average of the market price on the commencement date of the phase and the market price on the termination date of the phase or when the subscription is paid in full, whichever first occurs. Under the plan, the Company sold 12,690, 12,374, and 19,722 shares during 1996, 1995, and 1994, respectively.

   The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                                             1996       1995
     Net income:
       As reported                                                                                         $30,280     $ 4,155
       Pro forma                                                                                            28,929       3,754

     Earnings per share:
       Primary:
         As reported                                                                                       $ 2.00      $ 0.28
         Pro forma                                                                                           1.92        0.25

       Fully diluted:
         As reported                                                                                       $ 1.96      $ 0.27
         Pro forma                                                                                           1.88        0.25


   The fair value of the options at the date of grant under the incentive stock option plans and the fair value of the employees' purchase rights under the employee stock purchase plan were estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.0% and 6.7%; expected volatility of 22%; weighted-average expected lives of options of 7 years and an expected life of employees' purchase rights of one year; and no dividend yield.

   A summary of the status of the Company's stock option plans as of December 31, 1996, 1995 and 1994 and changes during those years ending on those dates is presented below:

                                                                            1996               1995               1994
                                                                               Weighted           Weighted           Weighted
                                                                               Average            Average            Average
                                                                               Exercise           Exercise           Exercise
                                                                      Options    Price   Options    Price   Options    Price
     Outstanding at beginning of year                                  622,731  $12.96   399,731   $12.12    274,231   $12.42
     Granted                                                           883,000   26.45   223,000    14.47    125,500    11.47
     Exercised                                                          87,210   11.23      -         -         -         -
     Forfeited                                                          40,500   21.54      -         -         -         -
                                                                     ---------  ------   -------   ------    -------   ------
     Outstanding at end of year                                      1,378,021  $21.46   622,731   $12.96    399,731   $12.12
                                                                     =========  ======   =======   ======    =======   ======

     Options exercisable at year end                                   270,896           271,481            211,231
     Weighted-average  fair value of options granted
       during the year                                                $   4.21            $ 5.79

   The following table summarizes information about stock options outstanding at December 31, 1996:

                                                         Options Outstanding              Options Exercisable
                                                              Weighted-
                                                               Average      Weighted-                Weighted-
                                                              Remaining      Average                  Average
                                                    Number   Contractual    Exercise     Number      Exercise
   Range of Exercise Prices                      Outstanding     Life         Price    Exercisable     Price
             $8.75                                   67,500   1.1 years      $ 8.75       67,500      $ 8.75
        11.38 to 14.50                              423,146   7.5 years       13.03      199,021       12.50
             17.13                                   10,500   9.4 years       17.13         -            -
             19.69                                  174,500   9.5 years       19.69         -            -
        22.00 to 22.65                              176,500   9.4 years       22.64        2,000       22.00
        26.05 to 29.95                              350,625   9.5 years       28.00        1,625       28.50
        34.45 to 38.50                              175,250   9.5 years       34.46          750       38.50
                                                  ---------   ---------      ------      -------      ------
        $8.75 to $38.50                           1,378,021   8.5 years      $21.46      270,896      $11.80

   The Company has a defined contribution plan for which related expense for 1996, 1995, and 1994 was approximately
   $1,002,000, $263,000, and $167,000, respectively.

14. RELATED PARTY TRANSACTIONS

   During October 1995, Major Realty issued a promissory note bearing interest at prime plus 1.5% for $5,064,144 to the Company (see Note 4). Four members of the Board of Directors of the Company also serve on the Board of Directors of Major Realty.

   The Company contracts with a related party to administer health insurance benefits for its employees and to place property and casualty coverage on behalf of the Company whereby the related party receives commissions from the insurance providers which totalled $237,000 and $241,000 in 1996 and 1995, respectively. In addition, the Company pays commissions and fees in connection with insurance written and loss control activities, which totalled $186,000 and $149,000 in 1996 and 1995, respectively. This related party reimburses the Company for an allocable share of certain office occupancy expenses, $174,000 and $192,000 in 1996 and 1995, respectively.

   The Company made payments during 1996 and 1995 totalling approximately $298,000 and $243,000, respectively, to a related party to provide investment related services.

15. REINSURANCE

   The Company's insurance subsidiaries cede insurance to other companies under quota share, excess of loss and facultative treaties. The insurance subsidiaries also maintain catastrophe reinsurance to protect against catastrophic occurrences where claims can arise under numerous policies due to a single event. The reinsurance agreements are tailored to the various programs offered by the insurance subsidiaries. The largest amount retained in any one risk by the insurance subsidiaries during 1996 was $500,000. The methods used for recognizing income and expenses related to reinsurance contracts have been applied in a manner consistent with the recognition of income and expense on the underlying direct and assumed business (See Note 1).


   Three reinsurers, who have an A.M. Best rating of A-
   (excellent) or better, accounted for approximately 26% of the reinsurance recoverables and prepaid reinsurance premiums at December 31, 1996 and 1995. No other reinsurer, except for the RMA accounted for more than 5% of these balances.

16. DIVIDEND RESTRICTIONS AND REGULATORY MATTERS

   Dividends from the insurance subsidiaries of the Company are regulated by the state regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to certain statutorily approved limits. During 1997, dividends from insurance company subsidiaries to the Company without further insurance department approval are limited to approximately $10.4 million.

   The Company's insurance subsidiaries reported to regulatory authorities total policyholders' surplus of approximately $191,455,000 and $169,628,000 at December 31, 1996 and 1995,
   respectively, and total statutory net income/(loss) of $21,344,000, $(247,000), and $6,659,000 for the years ended
   December 31, 1996, 1995, and 1994, respectively.

17. INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                                                        Fully
                                                                       Primary         Diluted
                                               Under-                    Net             Net
                                              writing      Net          Income         Income
                                               Income    Income         (Loss)         (Loss)
               Quarters Ended     Revenues     (Loss)    (Loss)  (1)  Per Share  (1)  Per Share  (1)

                                                     (In thousands, except per share data)
               1996:
                 December 31      $ 91,461   $ (8,951)   $ 5,459        $ 0.36          $ 0.35
                 September 30      128,853     20,408     17,318          1.14            1.12
                 June 30            85,303     (2,211)     3,025          0.20            0.20
                 March 31           75,778        347      4,478          0.30            0.29
                                  --------   --------    -------        ------           -----

                                  $381,395   $  9,593    $30,280        $ 2.00           $ 1.96
                                  ========   ========    =======        ======           ======

               1995:
                 December 31      $ 75,070   $  2,629    $ 5,634        $ 0.38           $ 0.37
                 September 30       97,133    (14,546)    (5,961)        (0.40)           (0.40)
                 June 30            68,598     (1,992)     1,499          0.10             0.10
                 March 31           57,004        554      2,983          0.20             0.20
                                  --------   --------    -------        ------           ------

                                  $297,805   $(13,355)   $ 4,155        $ 0.28           $ 0.27
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

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
DECEMBER 31, 1996 AND 1995
BALANCE SHEETS (Parent Company Only)
(In Thousands)

ASSETS                                                                                           1996         1995
Fixed maturities available-for-sale                                                            $   -        $  3,047
Cash and short-term investments                                                                   1,875        3,444
Receivables, net                                                                                  6,485        4,497
Intercompany receivables                                                                          1,061         -
Surplus note receivable from subsidiary                                                          40,000       40,000
Investments in subsidiaries                                                                     226,444      196,268
Other assets                                                                                      1,900        1,922
                                                                                               --------     --------

                                                                                               $277,765     $249,178
                                                                                               ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                                       $    945     $    664
Intercompany payables                                                                              -           1,727
Bank borrowings                                                                                  69,000       69,000
                                                                                               --------     --------
           Total liabilities                                                                     69,945       71,391

Stockholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized, none issued
  Common stock, $.40 par value, 20,000,000 shares authorized; 15,256,507
    and 15,141,220 shares issued                                                                  6,103        6,057
  Capital in excess of par value                                                                196,090      194,823
  Unrealized gain (loss) on available-for-sale securities, net of tax                            (1,476)          19
  Retained earnings (accumulated deficit)                                                        11,432      (18,848)
                                                                                               --------     --------
                                                                                                212,149      182,051
  Less:
    Treasury stock, at cost, 38,680 and 35,559 shares                                            (1,629)      (1,564)
    Contingent stock, 240,000 shares                                                             (2,700)      (2,700)
                                                                                               --------     --------

           Total stockholders' equity                                                           207,820      177,787
                                                                                               --------     --------

                                                                                               $277,765     $249,178

                                                                                               ========     ========


ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE II - (Continued)
CONDENSED FINANCIAL INFORMATION OF
REGISTRANT
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
STATEMENTS OF OPERATIONS  (Parent Company
Only)
(In Thousands)

                                                                                 1996        1995        1994
Revenues                                                                       $  -        $  -        $  -

Costs and expenses:
  General and administrative expenses                                            2,167       2,225       1,878
                                                                               -------     -------     -------
           Operating loss                                                       (2,167)     (2,225)     (1,878)

Other income (expense):
  Interest expense                                                              (4,925)     (2,651)     (1,434)
  Share of net income of subsidiaries                                           31,586       5,254      19,203
  Other                                                                          5,235       3,323         724
                                                                               -------     -------     -------
                                                                                31,896       5,926      18,493
                                                                               -------     -------     -------
          Income before income taxes                                            29,729       3,701      16,615

Income tax benefit:
  Current                                                                          505         382         734
  Deferred                                                                          46          72       3,726
                                                                               -------     -------     -------

Net income                                                                     $30,280     $ 4,155     $21,075
                                                                               =======     =======     =======


ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE II - (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
STATEMENTS OF CASH FLOWS (Parent Company Only)
(In Thousands)

                                                                                               1996        1995        1994
Cash flows from operating activities:
  Net income                                                                                $ 30,280    $  4,155    $ 21,075
  Adjustments to reconcile net income from continuing operations to net cash used for operating activities:
      Deferred tax benefit                                                                       (46)        (72)     (3,726)
      Share of net income of subsidiaries                                                    (31,586)     (5,254)    (19,203)
      Increase (decrease) in cash attributable to changes in assets and liabilities:
          Receivables                                                                         (3,049)       (879)       (572)
          Payables                                                                            (1,446)     (1,631)     (4,564)

  Other, net                                                                                      75        (927)        291
                                                                                            --------    --------    --------
           Net cash used for operating activities                                             (5,772)     (4,608)     (6,699)


Cash flows from investing activities:
  Contributions to investments in subsidiaries                                                   (50)    (38,803)    (66,679)
  Purchases of investment                                                                       -           -           (972)
  Purchases of investment available-for- sale                                                   -         (6,030)     (2,977)
  Proceeds from maturities of investments                                                       -          1,000        -
  Proceeds from sale of investments available-for-sale                                         3,005       6,187        -
                                                                                            --------    --------    --------
           Net cash used for investing activities                                              2,955     (37,646)    (70,628)

Cash flows from financing activities:
  Proceeds from bank borrowings                                                                 -         40,000      29,000
  Proceeds from issuance of common stock                                                       1,313         154      53,633
  Purchase of treasury stock                                                                     (65)       -           -
                                                                                            --------   ---------    --------
           Net cash provided by financing activities                                           1,248      40,154      82,633
                                                                                            --------    --------    --------

Net increase (decrease) in cash and short-term investments                                    (1,569)     (2,100)      5,306

Cash and short-term investments at beginning of year                                           3,444       5,544         238
                                                                                            --------    --------    --------

Cash and short-term investments at end of year                                              $  1,875    $  3,444    $  5,544
                                                                                            ========    ========    ========


ACCEPTANCE INSURANCE COMPANIES INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


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

The deferred tax benefit for the year ended December 31, 1994 is mainly comprised of $3.6 million of realized net operating loss carryforwards.

Cash payments for interest were $4,708,000, $2,337,000 and $1,272,000 during the years ended December 31, 1996, 1995 and 1994, respectively.





ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE V
VALUATION ACCOUNTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(In Thousands)


           Column A                                            Column B    Column C    Column D    Column E

                                                                Balance
                                                                   at                               Balance
                                                               Beginning                               at
                                                                   of                                End of
                                                                 Period    Additions   Deductions    Period
Allowance for doubtful accounts:
  Year ended December 31, 1996                                   $2,432       $1,956       $  934       $3,454

  Year ended December 31, 1995                                   $1,321       $1,304       $  193       $2,432

  Year ended December 31, 1994                                   $2,093       $  656       $1,428       $1,321

