Form 10-Q
period 1997-03-31
ACCEPTANCE INSURANCE COMPANIES INC
filed 1997-05-15
CIK 74783

=================================================================

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q

     [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1997

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

          YES   XX                 NO
               -----                  ------

The number of shares of each class of the Registrant's common stock outstanding on May 13, 1997 was:

Class of Common Stock              No. of Shares Outstanding
Common Stock, $.40 Par Value              15,329,722

=================================================================






               ACCEPTANCE INSURANCE COMPANIES INC.

                            FORM 10-Q

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements:

          Consolidated Balance Sheets
          March 31, 1997 (unaudited) and December 31, 1996
            (audited)

          Consolidated Statements of Operations (unaudited)
          Three Months Ended March 31, 1997 and 1996

          Consolidated Statements of Cash Flows (unaudited)
          Three Months Ended March 31, 1997 and 1996

          Notes to Interim Consolidated Financial Statements
            (unaudited)

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

     Signatures
PART 1.   FINANCIAL INFORMATION
-------------------------------
Item 1.   Financial Statements

               ACCEPTANCE INSURANCE COMPANIES INC.
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                      March  31,     December 31,
                                         1997            1996
                                     ------------    -----------
                                     (unaudited)      (audited)
ASSETS
Investments:
Fixed maturities available for
  sale                               $  294,513        $ 268,004
Marketable equity securities -
  preferred stock                        70,943           62,964
Marketable equity securities -
  common stock                           21,922           20,873
Mortgage loans and other
  investments                            10,977           11,149
Real estate                               3,339            3,342
Short-term investments, at cost,
  which approximates market              30,559           39,594
                                       ----------        -------
                                        432,253          405,926

Cash                                      7,908           10,697
Investment in Major
  Realty Corporation                      8,772            8,827
Receivables, net                        121,373          133,363
Reinsurance recoverable on
  unpaid loss and loss
  adjustment expenses                   129,256          185,421
Prepaid reinsurance premiums             41,371           36,140
Property and equipment, net              10,193            8,988
Deferred policy acquisition costs        30,050           29,437
Excess of cost over acquired net
  assets                                 35,500           35,783
Deferred income tax                      18,798           21,172
Other assets                             13,143            8,626
                                     ----------       ----------
   Total assets                      $  848,617        $ 884,380
                                     ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss adjustment expenses  $  380,529       $  432,173
Unearned premiums                       145,700          140,217
Amounts payable to reinsurers            26,978           10,157
Accounts payable and accrued
  liabilities                            15,348           25,013
Bank borrowings                          69,000           69,000
                                     ----------        ---------
Total liabilities                       637,555          676,560

Contingencies                             --             --

Stockholders' equity:
  Preferred stock, no par value,
  5,000,000 shares authorized,
  none issued                             --             --
Common stock, $.40 par value,
  20,000,000 shares authorized;
  15,329,548 and 15,256,507
  shares issued                           6,109            6,103
Capital in excess of par value          196,259          196,090
Unrealized gain (loss) on
  available for sale securities,
  net of tax                             (2,323)          (1,476)
Retained earnings                        15,346           11,432
                                     ----------         --------
                                        215,391          212,149

Less:
Treasury stock, at cost, 38,680
  shares                                 (1,629)          (1,629)
Contingent stock, 240,000 shares         (2,700)          (2,700)
                                     ----------         --------
Total stockholders' equity
                                        211,062          207,820
                                     ----------         --------
Total liabilities and
  stockholders' equity               $  848,617        $ 844,380
                                     ==========      ===========

       The accompanying notes are an integral part of the interim consolidated financial statements.

/TABLE

               ACCEPTANCE INSURANCE COMPANIES INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                   for the three months ended
                     March 31, 1997 and 1996
              (in thousands, except per share data)
                         (unaudited)

                                         1997            1996
                                       ----------      --------
Revenues:
Insurance premiums earned               $71,062        $ 67,504
Net investment income                     6,520           6,464
Net realized capital gains                1,311           1,181
                                        --------       --------
                                         78,893          75,149
                                        --------       --------
Costs and expenses:
Cost of revenues:
Insurance losses and loss
  adjustment expenses                    49,807          45,883
Insurance underwriting expenses          22,044          21,274
General and administrative
  expenses                                  524             535
                                        --------       --------
                                         72,375          67,692
                                        --------       --------
Operating profit                          6,518           7,457
                                        --------       --------

Other income (expense):
Interest expense                         (1,157)         (1,253)
Share of net loss of investee               (54)            (64)
Other, net                                   16             156
                                        --------        --------
                                         (1,195)         (1,161)
                                        --------        --------
Income before income taxes                5,323           6,296
Income tax expense (benefit):
Current                                  (1,421)            755
Deferred                                  2,830           1,063

Net income                              $ 3,914        $  4,478
                                        ========       ========
Net income per share:
Primary                                 $   .26        $    .30
                                        ========        =======
Fully diluted                           $   .25        $    .29
                                        ========       ========

       The accompanying notes are an integral part of the interim consolidated financial statements.

               ACCEPTANCE INSURANCE COMPANIES INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the three months ended March 31, 1997
                         (in thousands)
                           (unaudited)

                                           1997        1996
                                         --------    --------
Cash flows from operating
  activities:
Net income                               $  3,914    $   4,478
Net adjustment to reconcile net
  income to net cash provided by
  operating activities                     21,250       14,961
                                         ---------   ---------
Net cash provided by operating
  activities                               25,164       19,439
                                         ---------   ---------
Cash flows from investing
  activities:
Proceeds from sales of investments
  available for sale                       11,877       29,169
Proceeds from maturities of
  investments                               2,712        3,520
Proceeds from maturities of
  investments available for sale           17,096        3,086
Purchases of investment                    (1,819)     (11,106)
Purchases of investments available
  for sale                                (64,519)     (44,997)
Purchases of property and equipment        (1,773)      (1,520)
                                         ---------   ---------
Net cash used for investing
  activities                              (36,426)     (21,848)
                                         ---------   ---------
Cash flows from financing activities:
Proceeds from issuance of
  common stock                                175           28
                                         ---------   ---------
Net cash provided by financing
  activities                                  175           28
                                         ---------   ---------
Net increase (decrease) in cash and
  short-term investments                  (11,087)      (2,381)
Cash and short-term investments
  at beginning of period                   41,627       84,740
                                         ---------   ---------
Cash and short-term investments
  at end of period                       $ 30,540    $  82,359
                                         =========   =========
Supplemental disclosure of cash
  flow information:
Cash paid during the period for
  interest                               $  1,134    $   1,207
                                         =========   =========
Cash paid during the period for
  income taxes                           $      0    $     450
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

     Management's Opinion

     The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company's financial position as of March 31, 1997 and December 31, 1996, and the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996.

     Statements of Cash Flows

     The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of March 31, 1997 approximately $7,927,000 of short-term investments had a maturity date at acquisition of greater than three months.

     Recent Statements of Financial Accounting Standards


     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which was effective for the Company on January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instruments awarded. The Company continued to apply APB No. 25 in its accounting for stock-based compensation awards to employees and directors, while expanding its disclosures as required by SFAS NO. 123.

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


2.   Investments:

     The amortized cost and related market values of debt and equity securities in the accompanying balance sheets are as follows (in thousands):


                                   Gross      Gross
                       Amortized Unrealized Unrealized Market
                         Cost      Gains      Losses   Value
                       --------- ---------- ---------- -------

March 31, 1997:
Fixed maturities
  available for sale:
U.S. Treasury and
  government
  securities           $ 99,009  $   100   $   781   $ 98,328
States, municipalities
  and political sub-
  divisions             112,245    1,232       910    112,567
Mortgage-backed
  securities             59,650      153     8,265     51,538
Other debt securities    32,588      570     1,078     32,080
                       ________  _______   _______   ________
                       $303,492  $ 2,055  $ 11,034   $294,513
                       ========  =======   =======   ========
Marketable equity
  securities -
  preferred stock      $ 68,853  $ 2,457  $    367   $ 70,943
                       ========  =======   =======   ========
Marketable equity
  securities -
  common stock         $ 18,607  $ 4,529   $ 1,214   $ 21,922
                       ========  =======   =======   ========

December 31, 1996:
Fixed maturities
  available for sale:
U.S. Treasury and
  government
  securities           $ 86,359  $   154   $   260   $ 86,253
States, municipalities
  and political sub-
  divisions              93,293    1,620       306     94,607
Mortgage-backed
  securities             60,138      205     7,508     52,835
Other debt securities    34,581      685       957     34,309
                       --------  -------   -------   --------
                       $274,371 $  2,664   $ 9,031   $268,004
                       ========  =======   =======   ========
Marketable equity
  securities -
  preferred stock      $ 62,628 $    932  $    596   $ 62,964
                       ========  =======   =======   ========
Marketable equity
  securities -
  common stock         $ 17,112 $  4,641  $    880   $ 20,873

                       ========  =======   =======   ========

3.   Insurance Premiums and Claims

     Insurance premiums written and earned by the Company's insurance subsidiaries for the three months ended March 31, 1997 and 1996 are as follows (in thousands):

                                            Three Months
                                       ---------------------
                                         1997         1996
                                       --------     --------
Direct premiums written                $120,376     $113,709
Assumed premiums written                  4,969       10,020
Ceded premiums written                  (54,030)     (52,895)
                                       --------     --------
     Net premiums written              $ 71,315     $ 70,834
                                       ========     ========

Direct premiums earned                 $115,905     $108,216
Assumed premiums earned                   3,956        8,982
Ceded premiums earned                   (48,799)     (49,694)
                                       ========     ========
     Net premiums earned               $ 71,062     $ 67,504
                                       ========     ========


     Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $15,021,000 and $25,440,000 for the three months ended March 31, 1997 and 1996, respectively.

4.   Bank Borrowings:

     On July 26, 1995, the Company amended its borrowing arrangements with its bank lenders providing a $75 million three year Revolving Credit Facility which, with the consent of the banks, can be renewed annually for three years, and a $15 million Term Loan Facility with a maturity of the earlier of July 1996 or one year from the date of the borrowing. The Term Loan Facility expired on July 26, 1996 as the Company had not drawn upon this facility as of that date. The Company is currently negotiating with its banks to restructure the credit facility to incorporate the previous Term Loan Facility and Revolving Credit Facility into one credit facility. Further, the Company selects its interest rate as either the prime rate or LIBOR plus a margin of .75% to 1.5% depending on the Company's debt to equity ratio. Interest is payable quarterly. At March 31, 1997, the Company had $69 million outstanding under this arrangement at a weighted average interest cost of 6.7%.

5.   Income Taxes:

     As of March 31, 1997, management believes it is more likely than not that the Company will realize a portion of the deferred tax asset. The valuation allowance at March 31, 1997 primarily relates to capital loss items whose realization is uncertain. The net deferred tax asset is as follows (in thousands):

                                       March 31,     December 31,
                                         1997            1996
                                    --------------   -----------
Unpaid losses and loss adjustment
  expenses                               11,759        13,322
Unearned premiums                         7,303         7,283
Allowances for doubtful accounts          1,363         1,213
Other                                     2,917         2,689
Unrealized loss on fixed maturities
  available for sale                      3,142         2,229
Major Realty basis difference             8,337         8,317
                                        -------       -------
      Deferred tax asset                 34,821        35,053
                                        -------       -------

Deferred policy acquisition costs       (10,518)      (10,303)
Other                                    (2,520)       (1,071)
Unrealized gain on marketable
  equity securities                      (1,892)       (1,434)
                                        -------       -------
     Deferred tax liability             (14,930)      (12,808)
                                        -------       -------
                                         19,891        22,245
Valuation allowance                      (1,093)       (1,073)
                                        -------       -------
     Net deferred tax asset             $18,798       $21,172

                                        =======       =======

     Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements as follows (in thousands):

                                               March 31,
                                           1997         1996
                                        ----------    ---------

Computed U.S. federal income taxes      $  1,873      $ 2,204
Nondeductible amortization of
  goodwill and other intangibles             142          141
Tax-exempt interest income                  (410)        (350)
Dividends received deduction                (296)        (208)
Other                                        100           31
                                        --------      -------
  Income taxes provided                 $  1,409      $ 1,818
                                        ========      =======

6.  Per Share Data:

Primary and fully diluted earnings per share are based on the weighted average shares outstanding of approximately 15.2 million and 15.5 million, respectively, for the three months ended March
31, 1997 and approximately 15.0 million and 15.3 million, respectively, for the three months ended March 31, 1996.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, (SFAS No.
128), "Earnings Per Share". This statement establishes accounting standards for the presentation of basic and diluted earnings per share. This statement is effective for periods ending after December 15, 1997. While early adoption of the statement is prohibited, disclosure of pro forma date prior to adoption is permitted. For the three months ended March 31, 1997 and 1996 pro forma earnings per share based upon applying SFAS No. 128, are as follows:


                                         1997            1996
                                    --------------   -----------
Pro forma earnings per share:
Basic                                     $ .26          $ .30
Diluted                                   $ .26          $ .30

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

Three months ended March 31, 1997
Compared to three months ended March 31, 1996

The Company's operating profit and net income both decreased 12.6% during the three months ended March 31, 1997 as compared to the same period in 1996. The decrease in operating profit was approximately $1 million, decreasing from $7.5 million in the first quarter of 1996 to $6.5 million in the first quarter of 1997, while the decrease in net income was approximately $600,000, decreasing from $4.5 million during the first quarter of 1996 to $3.9 million during the first quarter of 1997. The principal component of the decrease in operating profit was a reduction in the income realized by the Company's Crop Division during the first three months of 1997 as compared to the first three months of 1996. This negative impact was partially offset by an improvement in the Company's Property and Casualty Division's operating results and an increase in both investment income and realized capital gains. In addition, the Company's net income in the first quarter of 1997 was positively impacted by lower interest expense and a decrease in the Company's expense for income taxes, but was adversely effected by a decrease in other income.

During the first quarter of 1996, the Company's operating income benefitted from a $2.8 million profit in the Company's Crop Division. The principal component of this $2.8 million profit was the recording of an additional $3.8 million in profit sharing under the Company's Multi-Peril Crop Insurance (MPCI) program. The Company's estimate of its profit sharing under the MPCI program at December 31, 1995 was effected by a volatile crop growing season during which many of the rules pertaining to preventive planting payments were changed and a combination of unusual weather conditions manifested themselves in an unusually late harvest. As claims were closed during the first quarter of 1996 and the final preventive planting rules applied to these losses, the Company was able to earn additional profit sharing. The 1996 growing year did not experience this same degree of volatility, and the harvest was not delayed by unusual weather conditions. Consequently, the MPCI profit sharing income recorded at December 31, 1996 more accurately estimated actual results than had the profit sharing recorded at December 31, 1995. During the first quarter of 1997, the Company experienced operating income of approximately $900,000 from its Crop Division operations. The Company believes that the crop results for the first quarter of 1997 were more typical of a normal year than those experienced in the first quarter of 1996.

The negative effect on operating income from the Company's Crop Division results was partially offset by improved operating results in the Company's Property and Casualty Division. During the first three months of 1997, the Company's Property and Casualty Division recorded a combined loss and expense ratio of 102.4% as compared to a combined ratio of 103.9% during the same period in 1996. This improvement resulted from a reduction in the Company's underwriting expense ratio from 33.4% to 32.0% as the Company's loss ratio in its Property and Casualty Divisions remained approximately constant at 70.4% during both periods. The Company's property and casualty underwriting results during the first three months of 1997 were adversely effected by results in its commercial automobile lines of business. For example, the combined ratio for the Company's Transportation Department increased from 105.7% during the first quarter of 1996 to 121.0% during the first quarter of 1997, and the Company's commercial auto operations in its General Agency Division saw its combined ratio increase from 118.7% during the first quarter of 1996 to 131.7% during the first quarter of 1997. These adverse auto results were effected by an increase in both the severity and frequency of accidents, many of which were related to severe weather activity during the first quarter of 1997. The Company believes that this extremely adverse quarter for its commercial automobile business was an anomaly, and the Company's experience in this line of business should return to more normal levels during the remainder of 1997. Excluding the commercial automobile lines, the Company saw improvement in its loss ratios in its other property and casualty business.

The Company's operating profit was also positively impacted during the first quarter of 1997 as compared to the first quarter of 1996 by an increase in the Company's investment income of 0.9% and an increase in net realized capital gains of 11.0%. The increase in the Company's net investment income resulted from an increase in the average size of the Company's portfolio from $380.8 million during the three months ended March 31, 1996 to $423.7 million during the three months ended March 31, 1997. This increase in the size of the portfolio was largely offset by a decrease in the annualized investment yield of the portfolio from 6.8% during the first three months of 1996 to 6.2% during the same period in 1997. This decrease in annualized investment yields was principally a result of an increase in the amount of tax advantaged securities within the Company's portfolio during the first quarter of 1997 as compared to the first quarter of 1996. At March 31, 1997, the percentage of the Company's portfolio in municipal bonds and preferred stocks was 25.8% and 15.8%, respectively, while at March 31, 1996 the percentages for these two classes of securities was 17.4% and 13.3%, respectively. The impact of this shift to more tax advantaged securities can be seen in the reduction in the Company's effective income tax rate during the two periods being compared.

The Company's net income during the first three months of 1997 as compared to the same period a year earlier was positively impacted by a decrease in interest expense of approximately $100,000 or 7.7%. This decrease in interest expense resulted from a decrease in the Company's average interest rate under its bank credit facility from 7.3% during the three months ended March 31, 1996 to 6.7% during the three months ended March 31, 1997. The Company's borrowings under the bank credit facility were $69 million during both periods of time.

A decrease of $130,000 in the Company's other income was primarily a result of the Company's decision to curtail its agency operations within its Transportation Division during the second half of 1996.


In addition, net income was also effected by a lower effective income tax rate during the first quarter of 1997 as compared to the first quarter of 1996 as the Company's tax rate decreased from 28.9% during the first quarter of 1996 to 26.5% during the same period in 1997. This reduction in the Company's income tax rate reflected additional income from tax advantaged securities in the Company's investment portfolio such as preferred stocks and municipal bonds as noted above.

Recent Statement of Financial Accounting Standards

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which is effective for the Company on January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instruments awarded. The Company continued to apply APB Opinion No.25 in its accounting for stock based compensation awards to employees and directors, while expanding its disclosures as required by SFAS No. 123.

LIQUIDITY AND CAPITAL RESOURCES

The Company has included a discussion of the liquidity and capital resources requirements of the Company and the Company's insurance subsidiaries.

The Company-Parent Only

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

Dividends from the insurance subsidiaries of the Company are regulated by the state regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to parent companies to certain statutorily approved limits. As of March 31, 1997, the statutory limitation on dividends from insurance company subsidiaries to the parent without further insurance departmental approval was approximately $10.4 million. In addition to dividends from the insurance companies, the Company also may receive distributions from its non-insurance subsidiaries which are engaged in agency, premium finance and claim service operations.

The Company currently holds two surplus notes, each in the amount of $20.0 million, issued by one of its insurance company subsidiaries, bearing interest at the rate of 9% per annum, payable quarterly. Although repayment of all or part of the principal of this surplus note requires insurance department approval, no prior approval of interest payment is currently required.

The Company is currently a party to a tax sharing agreement with its subsidiaries, under which such subsidiaries pay the Company amounts in general equal to the federal income tax that would be payable by such subsidiaries on a stand-alone basis.

The Company is also party to a $75 million Credit Agreement with a group of bank lenders, secured by substantially all of the Company's assets. The Credit Agreement provides for a three-year Revolving Credit Facility in amounts not exceeding $75 million. Interest is payable quarterly at a rate selected by the Company equal to either the prime rate or LIBOR plus a margin which varies depending on the Company's debt-to-equity ratio. At March 31, 1997, the outstanding balance under the facility was $69 million, bearing interest at 6.7%. Borrowings under the facility were used to provide capital for the Insurance Companies and to repay other debt. The Credit Agreement expires on July 26, 1998, and may be extended annually by additional one-year periods with the consent of the lenders. The Company is currently negotiating with its banks to increase the size of the Revolving Credit Facility and to extend the expiration date of the agreement. The Company expects to complete these negotiations during the second quarter of 1997.

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

Changes in Financial Condition

The Company's stockholders' equity increased by approximately $3.2 million at March 31, 1997 as compared to December 31, 1996. The principal components of this increase were net income of $3.9 million in the first quarter of 1997 and an increase in the unrealized loss on available for sale securities net of tax, in the Company's investment portfolio of approximately $800,000. This was comprised of an increase of $1.7 million net of tax in the unrealized loss of the Company's fixed maturity portfolio as the general interest rate environment rose and an increase of $0.9 million net of tax in the unrealized gains on the Company's equity portfolio.

Consolidated Cash Flow

Cash flows from operating activities increased from $19.4 million during the first three months of 1996 to $25.2 million during the same three months in 1997. The largest component of net cash provided by operating activities in both periods was profit sharing payments received from the federal government's Multi-Peril Crop insurance program. During the first three months of 1996 this component of operating cash flows was $15.9 million while in the first three months of 1997 it was $25.5 million.

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

In the crop hail business, premiums are generally not received until after the harvest, while losses and other expenses are paid throughout the year.

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

                              ACCEPTANCE INSURANCE COMPANIES INC.

May 13, 1997                  /s/  KENNETH C. COON
                              ---------------------------------
                              Kenneth C. Coon
                              Chief Executive Officer

May 13, 1997                  /s/  GEORGIA M. MACE
                              ---------------------------------
                              Georgia M. Mace
                              Treasurer and Chief Accounting
                                Officer

               ACCEPTANCE INSURANCE COMPANIES INC.
                  QUARTERLY REPORT ON FORM 10-Q
            FOR THE THREE MONTHS ENDED MARCH 31, 1997

                          EXHIBIT INDEX

NUMBER    EXHIBIT DESCRIPTION

3.1 Registrant's Restated Certificate of Incorporation, incorporated by reference to Registrant's Annual Report of Form 10-K for the period ending December 31, 1993, and Amendment thereto, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

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

10.3 Employment Agreement dated February 19, 1990 between Acceptance Insurance Holdings, Inc., the
          Registrant and Kenneth C. Coon. Incorporated by reference to Exhibit 10.65 to the Registrant's
          Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.4 Employment Agreement dated July 2, 1993 between the Registrant and John P. Nelson. Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

10.5 Employment Agreement dated July 2, 1993 between the Registrant and Richard C. Gibson. Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

11        Computation of Income per share.

27        Financial Data Schedule.

99.1      Registrant's Amended Employee Stock Purchase Plan.
          Incorporated by reference to the Registrant's
          Proxy Statement filed on or about April 29, 1994.

99.2 The Registrant's Employee Stock Ownership and Tax Deferred Savings Plan as merged, amended and restated effective October 1, 1990. Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1990.

99.3      First Amendment to the Registrant's Employee Stock
          Ownership and Tax Deferred Savings Plan.
          Incorporated by reference to Exhibit 99.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

99.4      Second Amendment to the Registrant's Employee Stock
          Ownership and Tax Deferred Savings Plan.
          Incorporated by reference to Exhibit 99.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

99.5      The Registrant's 1996 Incentive Stock Option Plan.
          Incorporated by reference to the Registrant's Proxy
          Statement filed on or about May 3, 1996.