Form 10-Q
period 1997-06-30
ACCEPTANCE INSURANCE COMPANIES INC
filed 1997-08-14
CIK 74783

=================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

      [XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended June 30, 1997

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

            YES   XX                       NO
                  -----                       ------

The number of shares of each class of the Registrant's common stock outstanding on August 6, 1997 was:

Class of Common Stock                      No. of Shares Outstanding
Common Stock, $.40 Par Value                       15,337,618

=================================================================






                       ACCEPTANCE INSURANCE COMPANIES INC.

                                    FORM 10-Q

TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

      Item 1.     Financial Statements:

            Consolidated Balance Sheets
            June 30, 1997 (unaudited) and December 31, 1996
              (audited)

            Consolidated Statements of Operations (unaudited)
            Three Months and Six Months Ended June 30, 1997
              and 1996

            Consolidated Statements of Cash Flows (unaudited)
            Six Months Ended June 30, 1997 and 1996

            Notes to Interim Consolidated Financial Statements
              (unaudited)

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

      Signatures
PART 1.     FINANCIAL INFORMATION
-------------------------------
Item 1.     Financial Statements

                       ACCEPTANCE INSURANCE COMPANIES INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                June 30,         December 31,

                                                  1997              1996
                                              ------------       -----------
(unaudited)                                     (audited)
ASSETS
Investments:
Fixed maturities available for
  sale                                        $  291,387           $268,004
Marketable equity securities -
  preferred stock                                 60,597             62,964
Marketable equity securities -
  common stock                                    23,953             20,873
Mortgage loans and other
  investments                                     11,142             11,149
Real estate                                        3,335              3,342
Short-term investments, at cost,
  which approximates market                       69,029             39,594
                                              ----------         ----------
                                                 459,443            405,926

Cash                                              10,154             10,697
Equity investment in Major
  Realty Corporation                               9,015              8,827
Receivables, net                                 112,930            133,363
Reinsurance recoverable on
  unpaid loss and loss
  adjustment expenses                            182,565            185,421
Prepaid reinsurance premiums                      48,279             36,140
Property and equipment, net                       13,966              8,988
Deferred policy acquisition costs                 29,781             29,437
Excess of cost over acquired net
  assets                                          35,380             35,783
Deferred income tax                               17,011             21,172
Other assets                                      14,099              8,626
                                              ----------         ----------
      Total assets                            $  932,623          $ 884,380
                                              ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss adjustment expenses           $  440,237          $432,173
Unearned premiums                                151,542           140,217
Amounts payable to reinsurers                     19,450            10,157
Accounts payable and accrued
  liabilities                                     10,624            25,013
Bank borrowings                                   90,000            69,000
                                              ----------         ---------

      Total liabilities                          711,853           676,560

Contingencies                                      --                --

Stockholders' equity:
  Preferred stock, no par value,
  5,000,000 shares authorized,
  none issued                                      --                --
Common stock, $.40 par value,
  40,000,000 shares authorized;
  15,336,379 and 15,256,507
  shares issued                                    6,135             6,103
Capital in excess of par value                   196,878           196,090
Unrealized gain (loss) on
  available-for-sale securities,
  net of tax                                       2,498            (1,476)
Retained earnings                                 19,588            11,432
                                              ----------         ---------
                                                 225,099           212,149
Less:
Treasury stock, at cost, 38,681
  and 38,680 shares                               (1,629)           (1,629)
Contingent stock, 240,000 shares                  (2,700)           (2,700)
                                              ----------         ---------
Total stockholders' equity                       220,770           207,820
                                              ----------         ---------
Total liabilities and
  stockholders' equity                        $  932,623          $884,380
                                              ==========         =========

               The accompanying notes are an integral part of the
                   interim consolidated financial statements.

/TABLE

                       ACCEPTANCE INSURANCE COMPANIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    for the three months and six months ended
                             June 30, 1997 and 1996
                      (in thousands, except per share data)
                                   (unaudited)

                               Three Months                 Six Months
                           --------------------         ------------------
                             1997           1996          1997        1996
                           ---------      --------      --------    --------

Revenues:
Insurance premiums
  earned                   $ 72,944       $ 76,896      $144,006    $144,400
Net investment
  income                      6,791          6,528        13,311      12,992
Net realized capital
  gains                       2,020          1,586         3,331       2,767
                           --------       --------      --------    --------
                             81,755         85,010       160,648     160,159
                           --------       --------      --------    --------
Costs and expenses:
Cost of revenues:
Insurance losses
  and loss adjust-
  ment expenses              52,588         55,239       102,395     101,122
Insurance under-
  writing expenses           21,459         23,868        43,503      45,142

General and
  administrative
  expenses                      573            528         1,097       1,063
                           --------       --------      --------    --------
                             74,620         79,635       146,995     147,327
                           --------       --------      --------    --------
Operating profit              7,135          5,375        13,653      12,832
                           --------       --------      --------    --------

Other income
  (expense):
Interest expense             (1,247)        (1,242)       (2,404)     (2,495)
Loss on investee                (63)           (53)         (117)       (117)
Other, net                       (4)           (35)           12         121
                           --------       --------      --------    --------
                             (1,314)        (1,330)       (2,509)     (2,491)
                           --------       --------      --------    --------
Income before
 income taxes                 5,821          4,045        11,144      10,341
Income tax
  expense (benefit):
Current                       2,390          1,098           969       1,853
Deferred                       (811)           (78)        2,019         985
                           ---------       --------     --------    ---------
Net income                 $  4,242       $  3,025      $  8,156    $  7,503
                           ========       ========      ========    ========
Net income
  per share:
Primary                    $    .28       $    .20      $    .54    $    .50
                           ========       ========      ========    ========
Fully diluted              $    .27       $    .20      $    .53    $    .49
                           ========       ========      ========    ========

               The accompanying notes are an integral part of the
                   interim consolidated financial statements.

                       ACCEPTANCE INSURANCE COMPANIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 1997 and 1996
                                 (in thousands)
                                   (unaudited)

                                                     1997           1996
                                                   ---------     --------
Cash flows from operating
  activities:
Net income (loss)                                  $   8,156     $   7,503
Net adjustment to reconcile net
  income to net cash provided by
  operating activities                                19,995        16,645
                                                   ---------     ---------
Net cash provided by operating
  activities                                          28,151        24,148
                                                   ---------     ---------
Cash flows from investing
  activities:
Proceeds from sales of investments
  available for sale                                  45,717        73,930
Proceeds from maturities of
  investments                                          3,932        15,637
Proceeds from maturities of
  investments available for sale                      26,662         5,315
Purchases of investment                               (5,837)      (11,106)
Purchases of investments available
  for sale                                           (86,907)     (139,650)
Purchases of property and equipment                   (6,383)       (2,958)
                                                   ---------     ---------
Net cash used for investing
  activities                                         (22,816)      (58,832)
                                                   ---------     ---------
Cash flows from financing activities:
Proceeds from bank borrowings                         21,000        --
Proceeds from issuance of
  common stock                                           820         1,015
                                                   ---------     ---------
Net cash provided by financing
  activities                                          21,820         1,015
                                                   ---------     ---------
Net increase (decrease) in cash and
  short-term investments                              27,155       (33,669)
Cash and short-term investments
  at beginning of period                              41,627        84,740
                                                   ---------     ---------
Cash and short-term investments
  at end of period                                 $  68,782     $  51,071
                                                   =========     =========
Supplemental disclosure of cash
  flow information:
Cash paid during the period for
  interest                                         $   2,721     $   2,420
                                                   =========     =========
Cash paid during the period for
  income taxes                                     $  (1,878)    $   2,050
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

      Management's Opinion

      The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company's financial position as of June 30, 1997 and December 31, 1996, and the results of operations for the three months and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996.

      Statements of Cash Flows

      The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of June 30, 1997 approximately $10,401,000 of short-term investments had a maturity date at acquisition of greater than three months.

      Recent Statements of Financial Accounting Standards

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123, (SFAS No. 123), "Accounting for Stock-Based Compensation," which is effective for the Company on January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instruments awarded. The Company continued to apply APB No. 25 in its accounting for stock-based compensation awards to employees and directors, while expanding its disclosures as required by SFAS No. 123.

      Reclassifications

      Certain prior year accounts have been reclassified to conform with current period presentation.


2.    Investments:

      The amortized cost and related estimated fair values of debt and equity securities in the accompanying balance sheets are as follows (in thousands):


                                   Gross    Gross     Estimated
                       Amortized Unrealized Unrealized   Fair
                         Cost      Gains     Losses     Value
                       --------- ---------- ---------- -------

June 30, 1997:
Fixed maturities
  available for sale:
U.S. Treasury and
  government
  securities                $ 95,981     $   207     $   287     $ 95,901
States, municipalities
  and political sub-
  divisions                  111,933       2,048         380      113,601
Mortgage-backed
  securities                  54,051         164       6,114       48,101
Other debt securities         33,408         928         552       33,784
                            --------     -------     -------     --------
                            $295,373     $ 3,347     $ 7,333     $291,387
                            ========     =======     =======     ========
Marketable equity
  securities -
  preferred stock           $ 59,006     $ 2,163     $   572     $ 60,597
                            ========     =======     =======     ========
Marketable equity
  securities -
  common stock              $ 17,714     $ 7,288     $ 1,049     $ 23,953
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
                            ========     =======     =======     ========

3.    Insurance Premiums and Claims

      Insurance premiums written and earned by the Company's insurance subsidiaries for the three months and six months ended June 30, 1997 and 1996 are as follows (in thousands):

                              Three Months        Six Months
                          -------------------  -----------------
                         1997      1996       1997      1996
                          --------  ---------  --------  -------

Direct premiums written         $138,512    $135,487     $258,888    $249,196
Assumed premiums written           7,315       9,564       12,284      19,584
Ceded premiums written           (73,952)    (49,727)    (127,982)   (102,622)
                                --------    --------     --------    --------
Net premiums written            $ 71,875    $ 95,324     $143,190    $166,158
                                ========    ========     ========    ========

Direct premiums earned          $133,931    $123,970     $249,836    $232,186
Assumed premiums earned            6,053       9,341       10,009      18,323
Ceded premiums earned            (67,040)    (56,415)    (115,839)   (106,109)
                                ========    ========     ========    ========
Net premiums earned             $ 72,944    $ 76,896     $114,006    $144,400
                                ========    ========     ========    ========


      Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $74,710,000 and $99,897,000 for the three months ended June 30, 1997 and 1996, respectively.
      Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $89,731,000 and $125,337,000 for the six months ended June 30, 1997 and 1996, respectively.

4.    Bank Borrowings, Term Debt and Other Borrowings:

      On June 6, 1997, the Company amended its borrowing arrangements with its bank lenders providing a $100 million five year Revolving Credit Facility. Further the Company selects its interest rate as either the prime rate or LIBOR plus a margin of .50% to 1.25% depending on the Company's debt to equity ratio. Interest is payable quarterly. At June 30, 1997, the Company had $90 million outstanding under this arrangement at a weighted average interest cost of 7.0%.

      On August 4, 1997, the Company used the net proceeds of $79.6 million from the issuance of Junior Subordinated Debentures to repay a portion of the Company's outstanding indebtedness under the Revolving Credit Facility. As of that date, the outstanding indebtedness under the Revolving Credit Facility was reduced from $90.0 million to $10.4 million. The net proceeds to be received on August 18, 1997 from the additional issuance of Junior Subordinated Debentures in connection with the underwriters exercise of the Option will be used primarily to pay down the remaining $10.4 million in outstanding indebtedness under the Revolving Credit Facility. As a result of the issuance of the Junior Subordinated Debentures, the Revolving Credit Facility will be reduced from $100 million to approximately $63.6 million. (See Note 7).

5.    Income Taxes:

      As of June 30, 1997, management believes it is more likely than not that the Company will realize a portion of the deferred tax asset. The valuation allowance at June 30, 1997 primarily relates to capital loss items whose realization is uncertain. The net deferred tax asset is as follows (in thousands):

                                       June 30,     December 31,
                                         1997            1996
                                    --------------   ----------
Unpaid losses and loss adjustment
  expenses                                        13,059            13,322
Unearned premiums                                  7,228             7,283
Allowances for doubtful accounts                   1,422             1,213
Other                                              2,560             2,689
Unrealized loss on fixed maturities
  available for sale                               1,395             2,229
Major Realty basis difference                      8,359             8,317
                                                 -------           -------
      Deferred tax asset                          34,023            35,053
                                                 -------           -------

Deferred policy acquisition costs                (10,423)          (10,303)
Other                                             (2,710)           (1,071)
Unrealized gain on marketable
  equity securities                               (2,741)           (1,434)
                                                 -------           -------
     Deferred tax liability                      (15,874)          (12,808)
                                                 -------           -------
                                                  18,149            22,245
Valuation allowance                               (1,138)           (1,073)
                                                 -------           -------
     Net deferred tax asset                      $17,011           $21,172
                                                 =======           =======

      Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements as follows (in thousands):

                                                         June 30,
                                                    1997             1996
                                                 ----------        ---------

Computed U.S. federal income taxes               $  3,906          $ 3,619
Nondeductible amortization of
  goodwill and other intangibles                      284              284
Tax-exempt interest income                           (893)            (669)
Dividends received deduction                         (612)            (497)
Other                                                 303              101
                                                 --------          -------
  Income taxes provided                          $  2,988          $ 2,838
                                                 ========          =======



6.   Per Share Data:

      Primary and fully diluted earnings per share are based on the weighted average shares outstanding of approximately
      15.2 million and 15.5 million, respectively, for the three months ended June 30, 1997 and approximately 15.1 million and 15.3 million, respectively, for the three months ended June 30, 1996. Primary and fully diluted earnings per share are based on the weighted average shares outstanding of approximately 15.2 million and 15.5 million, respectively, for the six months ended June 30, 1997 and approximately
      15.0 million and 15.3 million, respectively, for the six months ended June 30, 1996.

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share". This statement establishes accounting standards for the presentation of basic and diluted earnings per share. This statement is effective for periods ending after December 15, 1997. While early adoption of this statement is prohibited, disclosure of pro forma data prior to adoption is permitted. For the three months and six months ended June 30, 1997 and 1996 pro forma earnings per share, based upon applying SFAS No. 128 are as follows:

                                    Three Months                   Six Months
                                1997       1996     1997    1996

      Pro forma earnings
       per share:
            Basic                 $  .28    $ .20     $ .54   $.50
            Diluted                  .28      .20       .53   $.50



7.    Subsequent Event:

      On August 4, 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the "Issuer Trust") issued
      3.3 million shares or $82.5 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). In addition, the Company has granted the underwriters an option, exercisable within 30 days of July 29, 1997, (the "Option") to purchase up to an additional 495,000 shares or $12.375 million aggregate liquidation amount of Preferred Securities on the same terms as the Preferred Securities previously issued, solely to cover over-allotments, if any. On August 12, 1997, the Company was notified by Avest, Inc. that the underwriters would exercise the Option and purchase an additional 495,000 shares or $12.375 million aggregate liquidation amount of the Issuer Trust's 9% Preferred Securities. The Company anticipates the closing for the sale of these Preferred Securities to be completed on August 18, 1997.

      The Company owns all of the common securities (the "Common Securities") of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust's assets. The assets of the Issuer Trust consist solely of the Company's 9% Junior Subordinated Debentures due 2027 which were issued August 4, 1997 and are intended to be issued on August 18, 1997 in an amount equal to the total of the Preferred Securities and the Common Securities. The Company used the net proceeds received on August 4, 1997 in the amount of $79.6 million from the sale of the Junior Subordinate Debentures to pay down borrowings under its Revolving Credit Facility. The net proceeds to be received on August 18, 1997 from the additional issuance of Junior Subordinated Debentures will be used primarily to pay down the remaining $10.4 million in outstanding indebtedness under the Revolving Credit Facility.

      Distribution on the Preferred Securities and Junior Subordinate Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears commencing September 30, 1997. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemption provisions, all as described in the Junior Debenture Indenture.

PART 1.
-------
ITEM 2.

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

Three months and six months ended June 30, 1997
Compared to three months and six months ended June 30, 1996

The Company's net income for the three months and six months ended June 30, 1997 increased 40.2% and 8.7% respectively from the same periods in 1996. The first six months of 1997 were positively impacted by an improvement in the profitability of the Property and Casualty operations. This improvement in the profitability of the Property and Casualty lines was partially offset by reduced income realized in the Company's Crop Division during the first three months of 1997 as compared to the first three months of 1996. The net income during the first six months of 1997 also benefited from an increase in the Company's net investment income and net realized capital gains.

While the Company's insurance premiums earned decreased slightly for both the three months and six months ended June 30, 1997 as compared to the same periods a year earlier, the Company's operating ratios in its Property and Casualty operations improved during these same periods. The decrease in net insurance premiums earned was a result of increased cessions to reinsurers rather than a drop in direct premiums written. The increased cessions to reinsurers resulted from a change in the mix of the Company's business as well as increased cessions to reinsurers in lines in which the Company was not meeting its profitability goals. These changes in reinsurance structure and mix of business combined with the Company's efforts to reduce operating expenses resulted in a decrease of the Company's combined loss and expense ratio in its Property and Casualty lines from 103.7% and 103.8% during the three and six months ended June 30, 1996 respectively to 101.9% and 102.1% during the three and six months ended June 30, 1997. These improved ratios combined with a reduction in net earned premiums resulted in a decrease of the Company's underwriting loss from property and casualty operations from $2.6 million and $5.1 million during the three and six months ended June 30, 1996 to $1.3 million and $3.0 million during the three and six months ended June 30, 1997.

During the first quarter of 1996, the Company's operating income benefited from a $2.8 million profit in the Company's Crop Division. The principal component of this $2.8 million profit was the recording of an additional $3.8 million in profit sharing under the Company's Mutli-Peril Crop Insurance (MPCI) program. The Company's estimate of its profit sharing under the MPCI program at December 31, 1995 was effected by a volatile crop growing season during which many of the rules pertaining to preventive planting payments were changed and a combination of unusual weather conditions manifested themselves in an unusually late harvest. As claims were closed during the first quarter of 1996 and the final preventive planting rules applied to these losses, the Company was able to earn additional profit sharing. The 1996 growing year did not experience this same degree of volatility, and the harvest was not delayed by unusual weather conditions. Consequently, the MPCI profit sharing income recorded at December 31, 1996 more accurately estimated actual results than had the profit sharing recorded at December 31, 1995. During the first quarter of 1997, the Company experienced operating income of approximately $900,000 from its Crop Division operations. The Company believes that the crop results for the first quarter of 1997 were more typical of a normal year than those experienced in the first quarter of 1996. Crop results during the second three months of 1996 and 1997 were roughly equivalent with an underwriting income of approximately $400,000 for the three months ended June 30, 1996 and $200,000 for the three months ended June 30, 1997. Thus, the Company experienced a larger benefit during the first six months of 1996 from crop operations than it did during the first six months of 1997.

The Company's net income was also positively impacted during the three months and six months ended June 30, 1997 as compared to the same period a year earlier by an increase in the Company's investment income and net realized capital gains. The Company's investment income increased 4.0% and 2.5% respectively in the three and six months ended June 30, 1997 as compared to the same period in 1996, while the Company's net realized capital gains increased 27.4% and 20.4% in the three and six months ended June 30, 1997 respectively as compared to the same periods a year earlier. The increase in the Company's net investment income resulted from an increase in the average size of the Company's portfolio from $386.6 million during the six months ended June 30, 1996 to $434.3 million during the six months ended June 30, 1997. This increase in the size of the portfolio was largely offset by a decrease in the annualized investment yield of the portfolio from 6.7% during the three and six months ended June 30, 1996 to 6.1% during the three and six months ended June 30, 1997. This decrease in annual investment yield was principally a result of an increase in the average amount of tax advantaged securities within the Company's portfolio during the first six months of 1997 as compared to the first six months of 1996. The impact of this shift to more tax advantaged securities can be seen in the reduction in the Company's effective income tax rate during the two six months periods being compared.

The Company's interest expense during the three months ended June 30, 1997 as compared to the same period a year earlier, was relatively stable, while during the six months ended June 30, 1997 the Company's interest expense decreased by 3.6% from the same period during 1996. This decrease in interest expense resulted from a decrease in the Company's average interest rate under its bank credit facility from 7.2% during the six months ended June 30, 1996 to 7.0% during the six months ended June 30, 1997. The Company's average borrowings under the bank credit facility were approximately $69 million during all periods being compared.

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

The Company-Parent Only

As an insurance holding company, the Company's assets consist primarily of the capital stock of its subsidiaries, three surplus notes issued by its insurance company subsidiaries and investments held at the holding company level. The Company's primary sources of liquidity are dividends and other distributions from subsidiaries, interest payments on the surplus notes, tax sharing payments from its subsidiaries and net investment income from, and proceeds from the sale of, holding company investments. The Company's liquidity needs are primarily to service debt, pay operating expenses and taxes and make investments in subsidiaries.

Dividends from the insurance subsidiaries of the Company are regulated by the state regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to parent companies to certain statutorily approved limits. As of June 30, 1997, the statutory limitation on dividends from insurance company subsidiaries to the parent without further insurance departmental approval was approximately $10.4 million. In addition to dividends from the insurance companies, the Company also may receive distributions from its non-insurance subsidiaries which are engaged in agency, premium finance and claim service operations.

The Company currently holds three surplus notes, each in the amount of $20.0 million, issued by two of its insurance company subsidiaries, bearing interest at the rate of 9% per annum, payable semi-annually and quarterly. Although repayment of all or part of the principal of this surplus note requires insurance department approval, no prior approval of interest payment is currently required.

The Company is currently a party to a tax sharing agreement with its subsidiaries, under which such subsidiaries pay the Company amounts in general equal to the federal income tax that would be payable by such subsidiaries on a stand-alone basis.

On June 6, 1997, the Company amended its borrowing arrangements with its bank lenders providing a $100 million five-year Revolving Credit Facility. Further, the Company selects its interest rate as either the prime rate or LIBOR plus a margin of
 .50% to 1.25% depending on the Company's debt to equity ratio. Interest is payable quarterly. At June 30, 1997, the Company had $90 million outstanding under this arrangement at a weighted average interest cost of 7.0%.

On August 4, 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the ""Issuer Trust") issued 3.3 million shares or $82.5 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). In addition, the Company has granted the underwriters an option, exercisable within 30 days of July 29, 1997, (the "Option") to purchase up to an additional 495,000 shares or $12.375 million aggregate liquidation amount of Preferred Securities on the same terms as the Preferred Securities previously issued, solely to cover over-allotments, if any. On August 12, 1997, the Company was notified by Advest, Inc. that the underwriters would exercise the Option and purchase an additional 495,000 shares or $12.375 million aggregate liquidation amount of the Issuer Trust's 9% Preferred Securities. The Company anticipates the closing for the sale of these Preferred Securities to be completed on August 18, 1997.

The Company owns all of the common securities (the "Common Securities") of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust's assets. The assets of the Issuer Trust consist solely of the Company's 9% Junior Subordinated Debentures due 2027 which were issued on August 4, 1997 and are intended to be issued on August 18, 1997 in an amount equal to the total of the Preferred Securities and the Common Securities. The Company used the net proceeds received on August 4, 1997 in the amount of $79.6 million from the sale of the Junior Subordinated Debentures to pay down borrowings under its Revolving Credit Facility. The net proceeds to be received on August 18, 1997 from the additional issuance of Junior Subordinated Debentures will be used primarily to pay down the remaining $10.4 million in outstanding indebtedness under the Revolving Credit Facility. As a result of the issuance of the Junior Subordinated Debentures, the Revolving Credit Facility will be reduced from $100 million to approximately $63.6 million.

Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears commencing September 30, 1997. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemption provisions, all as described in the Junior Subordinated Indenture.

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

Changes in Financial Condition

The Company's stockholders' equity increased by approximately $13.0 million at June 30, 1997 as compared to December 31, 1996. The principal components of this increase were net income of $8.2 million during the first six months of 1997 and an increase in the value of the Company's investment portfolio causing the unrealized gain (loss) on available for sale securities net of tax to improve from a loss of $1.5 million to a gain of $2.5 million. This change in the unrealized gain (loss) on available for sale securities was comprised of a decrease of $1.6 million net of tax in the unrealized loss in the Company's fixed maturity portfolio and an increase of $2.4 million net of tax in the unrealized gains in the Company's equity portfolio.

Consolidated Cash Flow

Cash flows from operating activities increased from $24.1 million during the first six months of 1996 to $28.2 million during the same six months in 1997. The largest component of net cash provided activities in both periods was profit sharing payments received from the federal government's Multi-Peril Crop insurance program. During the first six months of 1996 this component of operating cash flows was $15.9 million while in the first six months of 1997 it was $25.5 million.

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

                       ACCEPTANCE INSURANCE COMPANIES INC.

PART II.    OTHER INFORMATION
---------------------------

Item 4.     Submission of Matters to a Vote of Security Holders

            The Registrant's Annual Meeting of shareholders was held on May 29, 1997, and the following matters were submitted to a vote of shareholders at such Annual Meeting.

            At the Annual Meeting, nine Director nominees were elected by shareholders to serve as Directors until the next Annual Meeting of shareholders, and until their successors are named. The number of votes for each such Director and the number of votes withheld for each Director are set forth below:

            Name                                Number of Votes
                                           For                Withheld
            Jay A. Bielfield               13,066,581         31,896
            Kenneth C. Coon                13,070,331         28,146
            Edward W. Elliott, Jr.         13,065,781         32,696
            Robert LeBuhn                  13,066,556         31,921
            Michael R. McCarthy            13,066,431         32,046
            John P. Nelson                 13,066,581         31,896
            R.L. Richards                  13,066,581         31,896
            David L. Treadwell             13,065,726         32,751
            Doug T. Valassis               13,066,481         31,996

            Each nominee received at least 99.7% of the votes cast.

            At such Annual Meeting, there was submitted to shareholders a proposal to approve the Registrant's 1997 Employee Stock Purchase Plan, in the form of such Plan submitted with proxy materials for the Annual Meeting. The Plan was approved by shareholders by the following vote:

                                  FOR         11,769,170
                              AGAINST          1,300,100
                              ABSTAIN             29,207
                              NO VOTE                  0

            Also submitted to shareholders at such Annual Meeting was a proposal to ratify the appointment of Deloitte & Touche as the Company's principal independent public accountants for 1997. The voting results of such proposal are as follows:

                                  FOR         13,069,249
                              AGAINST              4,689
                              ABSTAIN             20,179
                              NO VOTE              4,360

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

                                     ACCEPTANCE INSURANCE COMPANIES INC.

August 13, 1997                /s/   KENNETH C. COON
                                     ---------------------------------
                                     Kenneth C. Coon
                                     Chief Executive Officer

August 13, 1996                /s/   GEORGIA M. MACE
                                     ---------------------------------
                                     Georgia M. Mace
                                     Treasurer and Chief Accounting
                                       Officer

                       ACCEPTANCE INSURANCE COMPANIES INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                  EXHIBIT INDEX

NUMBEREXHIBIT DESCRIPTION

3.1 Registrant's Restated Certificate of Incorporation, incorporated by reference to Registrant's Annual Report of Form 10-K for the period ending December 31, 1993, and Amendment thereto, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

3.2 Restated By-laws of Acceptance Insurance Companies Inc., incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

4.3         Form of Preferred Security (included in Exhibit 4.8).
            Incorporated by reference to Form S-3 Registration
            No.33-28749, filed July 29, 1997.

4.4 Form of Guarantee Agreement Between Acceptance Insurance Companies Inc. and Bankers Trust Company. Incorporated by reference to Form S-3 Registration No.33-28749, filed July 29, 1997.

4.5 Form of Junior Subordinated Indentures Between Acceptance Insurance Companies Inc. and Bankers Trust Company. Incorporated by reference to Form S-3 Registration No. 33-28749, filed July 29, 1997.

4.6 Certification of Trust of AICI Capital Trust. Incorporated by reference to Form S-3 Registration No. 33-28749, filed July 29, 1997.

4.7 Trust Agreement between Acceptance Insurance Companies Inc. and Bankers Trust (Delaware). Incorporated by reference to Form S-3 Registration No. 33-28749, filed July 29, 1997.

4.8 Form of Amended and Restated Trust Agreement among Acceptance Insurance Companies Inc., Bankers Trust Company and Bankers Trust (Delaware). Incorporated by reference to Form S-3 Registration No.33.28749, filed July 29, 1997.

10.1 Intercompany Federal Income Tax Allocation Agreement between Acceptance Insurance Holdings Inc. and its subsidiaries and the Registrant dated April 12, 1990, and related agreements. Incorporated by reference to Exhibit 10i to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1990.

10.2 Employment Agreement dated February 19, 1990 between Acceptance Insurance Holdings Inc., the Registrant and Kenneth C. Coon. Incorporated by reference to Exhibit 10.65 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.3 Employment Agreement dated July 2, 1993 between the Registrant and John P. Nelson. Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

10.4 Employment Agreement dated July 2, 1993 between the Registrant and Richard C. Gibson. Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

10.5 $100,000,000 Amended and Restated Credit Agreement by and Among the Registrant, The First National Bank of Chicago, Comerica Bank, First National Bank of Omaha, First Bank, N.A., Wells Fargo Bank, National Association and Mercantile Bank, N.A. and The First National Bank of Chicago, As Agent, and Comerica Bank, First National Bank of Omaha, and First Bank, N.A., As Co-Agents, dated as of June 6, 1997.

11          Computation of Income per share.

27          Financial Data Schedule.

99.1 The Registrant's Amended Employee Stock Purchase Plan. Incorporated by reference to the Registrant's Proxy Statement filed on or about April 29, 1994.

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