Form 10-Q
period 1997-10-30
ACCEPTANCE INSURANCE COMPANIES INC
filed 1997-11-14
CIK 74783

=================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

      [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended September 30, 1997

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

            YES   XX                       NO
                  -----                       ------

The number of shares of each class of the Registrant's common stock outstanding on November 5, 1997 was:

Class of Common Stock                      No. of Shares Outstanding
Common Stock, $.40 Par Value                       15,342,440

=================================================================

                       ACCEPTANCE INSURANCE COMPANIES INC.

                                    FORM 10-Q

TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

      Item 1.     Financial Statements:

            Consolidated Balance Sheets
            September 30, 1997 (unaudited) and December 31, 1996
            (audited)

            Consolidated Statements of Operations (unaudited)
            Three Months and Nine Months Ended September 30, 1997
            and 1996

            Consolidated Statements of Cash Flows (unaudited)
            Nine Months Ended September 30, 1997 and 1996

            Notes to Interim Consolidated Financial Statements
            (unaudited)

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

      Signatures
PART 1.     FINANCIAL INFORMATION
-------------------------------
Item 1.     Financial Statements

                       ACCEPTANCE INSURANCE COMPANIES INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                              September 30,      December 31,

                                                  1997              1996
                                              ------------       -----------
(unaudited)                                     (audited)
ASSETS
Investments:
Fixed maturities available for
  sale                                        $  329,459         $  268,004
Marketable equity securities -
  preferred stock                                 57,668             62,964
Marketable equity securities -
  common stock                                    30,843             20,873
Mortgage loans and other
  investments                                     10,513             11,149
Real estate                                        3,332              3,342
Short-term investments, at cost,
  which approximates market                       74,303             39,594
                                              ----------         ----------
                                                 506,118            405,926

Cash                                               3,171             10,697
Investment in Major
  Realty Corporation                               9,067              8,827
Receivables, net                                 259,652            133,363
Reinsurance recoverable on
  unpaid loss and loss
  adjustment expenses                            191,813            185,421
Prepaid reinsurance premiums                      52,129             36,140
Property and equipment, net                       14,970              8,988
Deferred policy acquisition costs                 29,302             29,437
Excess of cost over acquired net
  assets                                          35,938             35,783
Deferred income tax                               19,194             21,172
Other assets                                      10,005              8,626
                                              ----------         ----------
      Total assets                            $1,131,359          $ 884,380
                                              ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss adjustment expenses           $  452,694          $432,173
Unearned premiums                                152,799           140,217
Amounts payable to reinsurers                    139,137            10,157
Accounts payable and accrued
  liabilities                                     47,501            25,013
Bank borrowings                                     --              69,000
Company-obligated mandatorily redeemable
  Preferred Securities of AICI Capital
  Trust, holding solely Junior
  Subordinated Debentures of
  the Company                                     94,875             --
                                              ----------         ---------

      Total liabilities                          887,006           676,560

Contingencies                                      --                --

Stockholders' equity:
  Preferred stock, no par value,
  5,000,000 shares authorized,
  none issued                                      --                --
Common stock, $.40 par value,
  40,000,000 shares authorized;
  15,341,028 and 15,256,507
  shares issued                                    6,137             6,103
Capital in excess of par value                   196,959           196,090
Unrealized gain (loss) on
  available for sale securities,
  net of tax                                       6,330            (1,476)
Retained earnings                                 38,396            11,432
                                              ----------         ---------
                                                 247,822           212,149
Less:
Treasury stock, at cost, 181,888
  and 38,680 shares                               (3,240)           (1,629)
Contingent stock, 20,396
  and 240,000 shares                                (229)           (2,700)
                                              ----------         ---------
Total stockholders' equity                       244,353           207,820
                                              ----------         ---------
Total liabilities and
  stockholders' equity                        $1,131,359          $884,380
                                              ==========         =========

               The accompanying notes are an integral part of the
                   interim consolidated financial statements.

/TABLE

                       ACCEPTANCE INSURANCE COMPANIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   for the three months and nine months ended
                           September 30, 1997 and 1996
                      (in thousands, except per share data)
                                   (unaudited)

                               Three Months                 Nine Months
                           --------------------         ------------------
                             1997           1996          1997        1996
                           ---------      --------      --------    --------

Revenues:
Insurance premiums
  earned                   $112,742       $121,374      $256,748     265,774
Net investment
  income                      7,308          6,588        20,619      19,580
Net realized capital
  gains                       2,042            808         5,373       3,575
                           --------       --------      --------    --------
                            122,092        128,770       282,740     288,929
                           --------       --------      --------    --------
Costs and expenses:
Cost of revenues:
Insurance losses
  and loss adjust-
  ment expenses              58,974         73,863       161,369     174,985
Insurance under-
  writing expenses           32,459         27,149        75,962      72,243

General and
  administrative
  expenses                      525            489         1,622       1,552
                           --------       --------      --------    --------
                             91,958        101,501       238,953     248,780
                           --------       --------      --------    --------
Operating profit             30,134         27,269        43,787      40,149
                           --------       --------      --------    --------

Other income
  (expense):
Interest expense             (1,960)        (1,211)       (4,364)     (3,706)
Loss on investee                (54)           (44)         (171)       (161)
Other, net                       61             27            73         100
                           --------       --------      --------    --------
                             (1,953)        (1,228)       (4,462)     (3,767)
                           --------       --------      --------    --------
Income before
 income taxes                28,181         26,041        39,325      36,382
Income tax
  expense (benefit):
Current                      13,618         13,038        14,587      14,891
Deferred                     (4,245)        (4,315)       (2,226)     (3,330)
                           ---------       --------     --------    ---------
Net income                 $ 18,808       $ 17,318      $ 26,964    $ 24,821
                           ========       ========      ========    ========
Net income
  per share:
Primary                    $   1.23       $   1.14      $   1.77    $   1.64
                           ========       ========      ========    ========
Fully diluted              $   1.22       $   1.12      $   1.74    $   1.61
                           ========       ========      ========    ========

               The accompanying notes are an integral part of the
                   interim consolidated financial statements.

                       ACCEPTANCE INSURANCE COMPANIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the nine months ended September 30, 1997 and 1996
                                 (in thousands)
                                   (unaudited)

                                                     1997           1996
                                                   ---------     --------
Cash flows from operating
  activities:
Net income                                         $  26,964     $  24,821
Net adjustment to reconcile net
  income to net cash provided by
  operating activities                                33,631        41,337
                                                   ---------     ---------
Net cash provided by operating
  activities                                          60,595        66,158
                                                   ---------     ---------
Cash flows from investing
  activities:
Proceeds from sales of investments
  available for sale                                 148,526       114,493
Proceeds from maturities of
  investments                                          8,080        15,793
Proceeds from maturities of
  investments available for sale                      66,756         6,302
Purchases of investments                             (20,004)      (20,377)
Purchases of investments available
  for sale                                          (263,918)     (183,245)
Purchases of property and equipment                   (8,226)       (3,931)
                                                   ---------     ---------
Net cash used for investing
  activities                                         (68,786)      (70,965)
                                                   ---------     ---------
Cash flows from financing activities:
Proceeds from bank borrowings                         21,000        --
Proceeds from issuance of
  common stock                                           903         1,178
Net proceeds from issuance of Company
  - obligated mandatorily redeemable
  Preferred Securities                                90,994         --
Repayments of bank borrowings                        (90,000)        --
                                                   ---------     ---------
Net cash provided by financing
  activities                                          22,897         1,178
                                                   ---------     ---------
Net increase (decrease) in cash and
  short-term investments                              14,706        (3,629)
Cash and short-term investments
  at beginning of period                              41,627        84,740
                                                   ---------     ---------
Cash and short-term investments
  at end of period                                 $  56,333     $  81,111
                                                   =========     =========
Supplemental disclosure of cash
  flow information:
Cash paid during the period for
  interest                                         $   4,630     $   3,848
                                                   =========     =========
Cash paid during the period for
  income taxes                                     $  (1,835)    $   3,250
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

      Management's Opinion

      The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company's financial position as of September 30, 1997 and December 31, 1996, and the results of operations for the three months and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996.

      Statements of Cash Flows

      The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of September 30, 1997 approximately $21,141,000 of short-term investments had a maturity date at acquisition of greater than three months.

      Recent Statements of Financial Accounting Standards

      In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 123, (SFAS No. 123), "Accounting for Stock-Based Compensation," which was effective for the Company on January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instruments awarded. The Company continued to apply APB No. 25 in its accounting for stock-based compensation awards to employees and directors, while expanding its disclosures as required by SFAS No. 123.

      In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in shareholders' equity that result from recognized transactions and other economic events of the period, other than transactions with owners in their capacity as owners. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. Adoption of SFAS No. 130 will result in additional disclosures in the Company's financial statements but will not impact the Company's reported net income or net income per share.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company is in the process of evaluating the impact of this statement to its financial statements disclosures.

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


2.    Investments:

      The amortized cost and related estimated fair values of debt and equity securities in the accompanying balance sheets are as follows (in thousands):


                                   Gross      Gross   Estimated
                       Amortized Unrealized Unrealized   Fair
                         Cost      Gains     Losses     Value
                       --------- ---------- ---------- -------

September 30, 1997:
Fixed maturities
  available for sale:
U.S. Treasury and
  government
  securities                $111,066     $   276     $    95     $111,247
States, municipalities
  and political sub-
  divisions                  128,111       3,573         152      131,532
Mortgage-backed
  securities                  53,072         146       3,854       49,364
Other debt securities         36,954         754         392       37,316
                            --------     -------     -------     --------
                            $329,203     $ 4,749     $ 4,493     $329,459
                            ========     =======     =======     ========
Marketable equity
  securities -
  preferred stock           $ 55,735     $ 2,150     $   217     $ 57,668
                            ========     =======     =======     ========
Marketable equity
  securities -
  common stock              $ 23,292     $ 8,292     $   741     $ 30,843
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
                            ========     =======     =======     ========

3.    Insurance Premiums and Claims

      Insurance premiums written and earned by the Company's insurance subsidiaries for the three months and nine months ended September 30, 1997 and 1996 are as follows (in thousands):

                                   Three Months             Nine Months
                                -------------------      -----------------
                                  1997        1996         1997        1996
                                --------    ---------    --------    -------

Direct premiums written         $229,906    $247,371     $488,794    $496,567
Assumed premiums written          45,291      33,448       57,575      53,032
Ceded premiums written          (165,048)   (158,652)    (293,030)   (261,274)
                                --------    --------     --------    --------
Net premiums written            $110,149    $122,167     $253,339    $288,325
                                ========    ========     ========    ========

Direct premiums earned          $228,544    $245,957     $478,380    $478,143
Assumed premiums earned           45,399      33,381       55,408      51,704
Ceded premiums earned           (161,201)   (157,964)    (277,040)   (264,073)
                                ========    ========     ========    ========
Net premiums earned             $112,742    $121,374     $256,748    $265,774
                                ========    ========     ========    ========


      Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $187,309,000 and $195,625,000 for the three months ended September 30, 1997 and 1996, respectively. Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $277,040,000 and $320,962,000 for the nine months ended September 30, 1997 and 1996, respectively.

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

      On August 4, 1997, the Company used the net proceeds of $79.6 million from the issuance of Junior Subordinated Debentures to repay a portion of the Company's outstanding indebtedness under the Revolving Credit Facility. As of that date, the outstanding indebtedness under the Revolving Credit Facility was reduced from $90.0 million to $10.4 million. The net proceeds received on August 18, 1997 from the additional issuance of Junior Subordinated Debentures in connection with the underwriters exercise of the Option was primarily used to pay down the remaining $10.4 million in outstanding indebtedness under the Revolving Credit Facility. As a result of the issuance of the Junior Subordinated Debentures, the Revolving Credit Facility was reduced from $100 million to approximately $63.6 million. (See Note 7). At September 30, 1997, the Company had no outstanding borrowings under the Revolving Credit Facility.

5.    Income Taxes:

      As of September 30, 1997, management believes it is more likely than not that the Company will realize a portion of the deferred tax asset. The valuation allowance at September 30, 1997 primarily relates to capital loss items whose realization is uncertain. The net deferred tax asset is as follows (in thousands):

                                              September 30,     December 31,
                                                   1997            1996
                                              --------------   -------------
Unpaid losses and loss adjustment
  expenses                                     13,334            13,322
Unearned premiums                               7,045             7,283
Allowances for doubtful accounts                1,632             1,213
Other                                           4,923             2,689
Unrealized loss on fixed maturities
  available for sale                             --               2,229
Major Realty basis difference                   8,377             8,317
                                              -------           -------
      Deferred tax asset                       35,311            35,053
                                              -------           -------

Deferred policy acquisition costs             (10,256)          (10,303)
Other                                          (1,274)           (1,071)
Unrealized gain on fixed maturities
  available for sale                              (89)             --
Unrealized gain on marketable
  equity securities                            (3,319)           (1,434)
                                              -------           -------
     Deferred tax liability                   (14,938)          (12,808)
                                              -------           -------
                                               20,373            22,245
Valuation allowance                            (1,179)           (1,073)
                                              -------           -------
     Net deferred tax asset                   $19,194           $21,172
                                              =======           =======

      Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements as follows (in thousands):

                                                      Nine Months Ended
                                                        September 30,
                                                    1997             1996
                                                 ----------        ---------

Computed U.S. federal income taxes               $ 13,782          $ 12,750
Nondeductible amortization of
  goodwill and other intangibles                      404               426
Tax-exempt interest income                         (1,403)           (1,008)
Dividends received deduction                         (952)             (781)
Other                                                 530               174
                                                 --------          --------
  Income taxes provided                          $ 12,361          $ 11,561
                                                 ========          ========



6.   Per Share Data:

      Primary and fully diluted earnings per share are based on the weighted average shares outstanding of approximately
      15.3 million and 15.4 million, respectively, for the three months ended September 30, 1997 and approximately 15.2 million and 15.5 million, respectively, for the three months ended September 30, 1996. Primary and fully diluted earnings per share are based on the weighted average shares outstanding of approximately 15.3 million and 15.5 million, respectively, for the nine months ended September 30, 1997 and approximately 15.1 million and 15.4 million, respectively, for the nine months ended September 30, 1996.

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share". This statement establishes accounting standards for the presentation of basic and diluted earnings per share. This statement is effective for periods ending after December 15, 1997. While early adoption of this statement is prohibited, disclosure of pro forma data prior to adoption is permitted. For the three months and nine months ended September 30, 1997 and 1996 pro forma earnings per share, based upon applying SFAS No. 128 are as follows:

                                 Three Months        Nine Months
                                1997      1996      1997      1996
                               ------    ------    ------    ------

      Pro forma earnings
       per share:
            Basic              $ 1.25    $ 1.16    $ 1.79    $ 1.66
            Diluted            $ 1.23    $ 1.13    $ 1.76    $ 1.64



7.    Company - obligated mandatorily redeemable Preferred
      Securities of AICI Capital Trust, holding solely Junior
      Subordinated Debentures of the Company:

      On August 4, 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the "Issuer Trust") issued
      3.3 million shares or $82.5 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). In addition, the Company granted the underwriters an option, exercisable within 30 days of July 29, 1997, (the "Option") to purchase up to an additional 495,000 shares or $12.375 million aggregate liquidation amount of Preferred Securities on the same terms as the Preferred Securities previously issued, solely to cover over-allotments, if any. On August 18, 1997, the Company issued the additional 495,000 shares or $12.375 million aggregate liquidation amount of the Issuer Trust's 9% Preferred Securities.

      The Company owns all of the common securities (the "Common Securities") of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust's assets. The assets of the Issuer Trust consist solely of the Company's 9% Junior Subordinated Debentures due 2027 which were issued August 4, 1997 and August 18, 1997 in an amount equal to the total of the Preferred Securities and the Common Securities. The Company primarily used the net proceeds in the amount of $91.0 million from the sale of the Junior Subordinated Debentures to pay down the $90.0 million of borrowings under its Revolving Credit Facility.

      Distributions on the Preferred Securities and Junior Subordinate Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemption provisions, all as described in the Junior Debenture Indenture.
PART 1.
-------
ITEM 2.

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

A variety of events, most of which are outside the Company's control, cannot be accurately predicted and may materially impact estimates of future operations. Important among such factors are weather conditions, natural disasters, changes in state and federal regulations, price competition impacting premium levels, changes in tax laws, financial market performance, changes in court decisions affecting coverages, and general economic conditions.

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

              Three months and nine months ended September 30, 1997 Compared to three months and nine months ended September 30, 1996

The Company's net income for the three months and nine months ended September 30, 1997 increased by 8.6% as compared to the same periods in 1996. The first nine months of 1997 were positively impacted by an improvement in the profitability of the Property and Casualty operations of the Company, an increase in the Company's net investment income and net realized capital gains, and an increase in the Company's profit sharing income under its Multi-Peril Crop Insurance (MPCI) program. These positive factors were partially offset by lower net premiums earned, an increase in the net expenses in the Company's MPCI crop program, and an increase in interest expense. Reduced income realized in the Company's Crop Division during the first three months of 1997 as compared to the first three months of 1996 also negatively impacted the Company's net income.

The underwriting loss and expense ratios of the Company's Property and Casualty operations improved during the three and nine month periods ended September 30, 1997 from 106.4% and 104.7% in the three and nine months ended September 30, 1996 to 104.5% and 102.9% during the same periods in 1997. This improvement in operating margin was offset by somewhat lower net premiums earned. Net premiums earned declined 7.1% and 3.4% during the three and nine months ended September 30, 1997 from the same periods in 1996. This decrease was attributable to both a decrease in direct premiums written and an increase in premiums
ceded to reinsurers.   The decrease in direct premiums written
was a result of the Company's curtailment of premium writings in areas not meeting the Company's profitability goals, and the increase in cessions to reinsurers resulted from a change in the mix of the Company's business as well as an increase in cessions to reinsurers in lines where the Company was seeking to improve its underwriting margins. Additionally, the Company increased its cessions to reinsurers in its crop hail business in order to lessen the volatility of results in this line of business.

The Company's net income was also positively impacted during the three and nine months ended September 30, 1997 by an increase in the Company's net investment income and net realized capital gains. The Company's net investment income increased 10.9% and 5.3% respectively in the three and nine months ended September 30, 1997 as compared to the same periods in 1996, while the Company's net realized capital gains increased 152.7% and 50.3% in the three and nine months ended September 30, 1997 as compared to the same periods a year earlier. The increase in the Company's net investment income resulted from an increase in the average size of the Company's portfolio from $395.7 million during the nine months ended September 30, 1996 to $448.0 million during the nine months ended September 30, 1997. This increase in the size of the portfolio was offset by a decrease in the annualized investment yield of the portfolio from 6.4% and 6.6% during the three and nine months ended September 30, 1996 to 6.1% during the same periods in 1997. This decrease in annual investment yield was principally a result of an increase in the average amount of tax advantaged securities within the Company's portfolio during the first nine months of 1997 as demonstrated by a relatively stable tax-effected return of 4.9% during the nine months ended September 30, 1996 and 4.7% during the nine months ended September 30, 1997.

During the first quarter of 1996, the Company's operating income benefited from a $2.8 million profit in the Company's Crop Division. The principal component of this $2.8 million was the recording of an additional $3.8 million in profit sharing under the Company's MPCI program. The Company's estimate of its profit sharing under the MPCI program at December 31, 1995 was affected by a volatile crop growing season during which many of the rules pertaining to preventive planting payments were changed and a combination of unusual weather conditions manifested themselves in an unusually late harvest. As claims were closed during the first quarter of 1996 and the final preventive planting rules applied to these losses, the Company was able to earn additional profit sharing. The 1996 growing year did not experience this same degree of volatility, and the harvest was not delayed by unusual weather conditions. Consequently, the MPCI profit sharing income recorded at December 31, 1996 more accurately estimated actual results than had the profit sharing recorded at December 31, 1995. During the first quarter of 1997, the Company experienced operating income of approximately $900,000 from the operations of its Crop Division. The Company believes that the crop results for the first quarter of 1997 were more typical of a normal year than those experienced in the first quarter of 1996.


During the third quarter of 1997, the Company recognized MPCI profit sharing income of approximately $38.0 million based upon a retained MPCI pool of $155.3 million and a profit sharing percentage of 24.5%. During the third quarter of 1996, the Company recognized MPCI profit sharing income of $28.8 million based upon a retained MPCI pool of $160 million and a profit sharing percentage of 18%. The size of the Company's retained pool decreased slightly from the 1996 year to the 1997 year despite a slight increase in the overall MPCI premium from $248 million in 1996 to $252 million in 1997. This was a result of the Company's strategy to reduce its retentions in the upper Midwest in order to protect the Company from the adverse effects of spring flooding. The increase in the Company's MPCI profit sharing income was offset by an increase in the Company's net operating expenses under the MPCI program. This increase in net expenses was due to a decrease in expense reimbursement from the federal government under the MPCI program from 31% for both MPCI and Crop Revenue Coverage (CRC) policies in 1996 to 29% and 25% respectively for MPCI and CRC policies in 1997. This resulted in an approximately $7.2 million decrease in expense reimbursements from 1996 to 1997. The Company was unable to pass along any of this expense reduction to its producing agents due to the competitive environment for commissions paid to agents for MPCI business during 1997.

The Company's interest expense during the three and nine months ended September 30, 1997 increased by 61.8% and 17.8% respectively from the same periods a year earlier. This increase in interest expense resulted from both an increase in the Company's average borrowings and the average interest rate paid by the Company. During the three and nine months ended September 30, 1997, the Company's average borrowings were $92.8 million and $77.1 million respectively while the Company's average borrowings were $69 million for both the three and nine month periods ended September 30, 1996. The increased borrowings during 1997 were used to add statutory surplus to the Company's insurance company subsidiaries. The increase in the Company's average interest rate paid resulted from the issuance of $94.875 million in Trust Preferred Securities and the retirement of the Company's outstanding bank debt during the third quarter of 1997 (see discussion under Liquidity and Capital Resources).

Recent Statement of Financial Accounting Standards

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 123, (SFAS No. 123), "Accounting for Stock-Based Compensation," which is effective for the Company on January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instruments awarded. The Company continued to apply APB No. 25 in its accounting for stock-based compensation awards to employees and directors, while expanding its disclosures as required by SFAS No. 123.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in shareholders' equity that result from recognized transactions and other economic events of the period, other than transactions with owners in their capacity as owners. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. Adoption of SFAS No. 130 will result in additional disclosures in the Company's financial statements but will not impact the Company's reported net income or net income per share.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company is in the process of evaluating the impact of this statement to its financial statements disclosures.

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

Dividends from the insurance subsidiaries of the Company are regulated by the state regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to parent companies to certain statutorily approved limits. As of September 30, 1997, the statutory limitation on dividends from insurance company subsidiaries to the parent without further insurance departmental approval was approximately $10.4 million. In addition to dividends from the insurance companies, the Company also may receive distributions from its non-insurance subsidiaries which are engaged in agency, premium finance and claim service operations.

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

On August 4, 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the "Issuer Trust") issued 3.3 million shares or $82.5 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). In addition, the Company granted the underwriters an option, exercisable within 30 days of July 29, 1997, (the "Option") to purchase up to an additional 495,000 shares or $12.375 million aggregate liquidation amount of Preferred Securities on the same terms as the Preferred Securities previously issued, solely to cover over-allotments, if any. On August 18, 1997, the Company issued the additional 495,000 shares or $12.375 million aggregate liquidation amount of the Issuer Trust's 9% Preferred Securities.

The Company owns all of the common securities (the "Common Securities") of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust's assets. The assets of the Issuer Trust consist solely of the Company's 9% Junior Subordinated Debentures due 2027 which were issued August 4, 1997 and August 18, 1997 in an amount equal to the total of the Preferred Securities and the Common Securities. The Company primarily used the net proceeds in the amount of $91.0 million from the sale of the Junior Subordinated Debentures to pay down $90.0 million of borrowings under its Revolving Credit Facility. As a result of the issuance of the Junior Subordinated Debentures, the Revolving Credit Facility was reduced from $100 million to approximately $63.6 million. At September 30, 1997, the Company had no outstanding borrowings under the Revolving Credit Facility.

Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemption provisions, all as described in the Junior Debenture Indenture.

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

Changes in Financial Condition

The Company's stockholders' equity increased by approximately $36.5 million at September 30, 1997 as compared to December 31, 1996. The principal components of this increase were net income of $27.0 million during the first nine months of 1997 and an increase in the value of the Company's investment portfolio causing the unrealized gain (loss) on available for sale securities net of tax to improve from a loss of $1.5 million to a gain of $6.3 million. This change in the unrealized gain (loss) on available for sale securities was comprised of a improvement in the unrealized gain (loss) in the Company's fixed maturity portfolio of $4.3 million net of tax and an increase of $3.5 million net of tax in the unrealized gain in the Company's equity portfolio.

Consolidated Cash Flow

Cash provided by operating activities was positive during both the nine months ended September 30, 1996 and 1997, with $66.2 million and $60.6 million of positive cash flow during the two periods respectively. The major component of this positive cash flow during both periods was the Company's MPCI crop program including profit sharing payments received from the federal government, expense reimbursements from the federal government and receipt of premium from farmers. The decrease in cash flow from the nine months ended September 30, 1996 to the same period in 1997 was a result of a decrease in the Company's gross written premium as well as an increase in the premium ceded to reinsurers by the Company.

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


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ACCEPTANCE INSURANCE COMPANIES INC.

November 14, 1997                    /s/   KENNETH C. COON
                                     ---------------------------------
                                     Kenneth C. Coon
                                     Chief Executive Officer

November 14, 1997                    /s/   GEORGIA M. MACE
                                     ---------------------------------
                                     Georgia M. Mace
                                     Treasurer and Chief Accounting
                                       Officer

                       ACCEPTANCE INSURANCE COMPANIES INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

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

4.9 Form of Stock Certificate representing shares of Acceptance Insurance Companies Inc., Common Stock, $.40 par value. Incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

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