Form 10-K
period 1997-12-31
ACCEPTANCE INSURANCE COMPANIES INC
filed 1998-03-31
CIK 74783

=================================================================
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                    ------------------------
                            FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1997
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

          The aggregate market value of the Registrant's voting stock held by non-affiliates (10,512,043 shares) on March 23, 1998 was $251,632,029.

          The number of shares of each class of the Registrant's common stock outstanding on March 23, 1998 was:

     Class of Common Stock              No. of Shares Outstanding
     ---------------------              -------------------------

 Common Stock, $.40 Par Value                     15,467,634


               DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the Registrant's
1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

          Buy-up Coverage: Multi-Peril Crop Insurance policy providing coverage in excess of that provided by CAT Coverage.
Buy-up Coverage is offered only through private insurers.

          Case Reserve: The estimated liability for loss established by a claims examiner for a reported claim.

          CAT Coverage ("CAT"): The minimum available level of Multi-Peril Crop Insurance, providing coverage for 50% of a farmer's historical yield for eligible crops at 60% of the price per unit for such crop set by the FCIC. This coverage is offered through private insurers and, in some states, USDA field offices.

          Combined Ratio: The sum of the expense ratio and the loss ratio determined in accordance with GAAP or SAP.

          Crop Revenue Coverage ("CRC"): An extension of the MPCI program that provides a producer of crops with varying levels of insurance protection against loss of revenues caused by changes in crop prices, low yields, or a combination of the two.

          Crop Year: For MPCI, a crop year commences on July 1 and ends on June 30. For crop hail insurance, the crop year is the calendar year.

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

          Federal Crop Insurance Corporation ("FCIC"): A wholly-owned federal government corporation within the Farm Service
Agency.

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

          Incurred But Not Reported ("IBNR") Reserves: The liability for future payments on losses which have already occurred but have not yet been reported to the insurer. IBNR reserves include LAE related to such losses and may also provide for future adverse loss development on reported claims.

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

          MPCI Imputed Premium: For purposes of the profit/loss sharing arrangement with the federal government, the amount of premiums credited to the Company for all CAT Coverages it sells, as such amount is determined by formula.

          MPCI Premium: For purposes of the profit/loss sharing arrangement with the federal government, the amount of premiums credited to the Company for all Buy-up and Crop Revenue Coverages paid by farmers, plus the amount of any related federal premium subsidies.

          MPCI Retention: The aggregate amount of MPCI Premium and, in respect of CAT coverages imputed MPCI premium on which the Company retains risk after allocating farms to the three federal reinsurance pools.

          Multi-Peril Crop Insurance ("MPCI"): A federally-regulated subsidized crop insurance program that insures a producer of crops with varying levels of protection against loss of yield from substantially all natural perils to growing crops.

          NAIC:  The National Association of Insurance
Commissioners.

          Net Premiums Earned: The portion of net premiums written applicable to the expired period of policies and, accordingly, recognized as income during a given period.

          Net Premiums Written: Total premiums for insurance written (less any return premiums) during a given period, reduced by premiums ceded in respect to liability reinsured by other carriers.

          Policyholders' or Statutory Surplus: As determined under SAP (hereinafter defined), the excess of total admitted assets over total liabilities.

          Price Election: The maximum per unit commodity price by crop to be used in computing MPCI Premiums (other than for Crop Revenue Coverage), which is set each year by the FCIC.

          Quota Share Reinsurance: A form of reinsurance whereby the reinsurer agrees to indemnify the cedent for a stated percentage of each loss, subject to a specified limit the cedent pays, on a defined class of business.

          Reinsurance: The practice whereby a company called the "reinsurer" assumes, for a share of the premium, all or part of a risk originally undertaken by another insurer called the "ceding" company or "cedent." Reinsurance may be effected by "treaty" reinsurance, where a standing agreement between the ceding and reinsuring companies automatically covers all risks of a defined category, amount and type, or by "facultative" reinsurance where reinsurance is negotiated and accepted on a risk-by-risk basis.

          Retention: The amount of liability, premiums or losses which an insurance company keeps for its own account after application of reinsurance.

          Risk-Based Capital ("RBC"): Capital requirements for property and casualty insurance companies adopted by the NAIC to assess minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations.

          Risk Management Agency ("RMA"): A division of the United States Department of Agriculture ("USDA") which, along with the Federal Crop Insurance Corporation ("FCIC") administers and provides reinsurance for the federally-regulated MPCI and CRC programs.

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

          Collectively, the Insurance Companies are admitted in 46 states and the District of Columbia, and operate on a non-admitted basis in 46 states, the District of Columbia, Puerto Rico and the Virgin Islands. Two of the Insurance Companies have received their Certificate of Authority ("T" listing) from the U.S. Department of Treasury. Each of the Insurance Companies is rated A- (Excellent) by A.M. Best, with the exception of American Growers to which the A.M. Best rating system does not apply.
A.M. Best bases its ratings upon factors that concern policyholders and agents, and not upon factors concerning investor protection.

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

     Crop Insurance

          The principal lines of the Company's Crop insurance division are MPCI and crop hail insurance. MPCI is a federally-subsidized farm price support program designed to encourage farmers to share, through premium payments, in the federal government's price support programs. MPCI provides farmers with yield coverage for crop damage from substantially all natural perils. CRC is an extension of the MPCI program which provides farmers with protection from revenue loss caused by changes in crop prices, low yields, or a combination of the two. As used herein, the term MPCI includes CRC, unless the context indicates otherwise. For the year ended December 31, 1997, the Company was the third largest writer of MPCI business in the United States with a market share of approximately 15%.

          The Company offers stand alone crop hail insurance, which insures growing crops against damage resulting from hail storms and which involves no federal participation. The Company also sells a small volume of insurance against damage to specific crops from other named perils.

     Program Insurance

          This division writes a number of diversified coverages, including coverages for transportation risks, focused workers' compensation, standard property and casualty coverages for the rural market, temporary help agencies, greyhound race tracks, condominiums, daily auto rental, auto dealers, family restaurants and fine arts.

          Transportation coverages insure long haul truckers and upper Midwest regional and national trucking companies hauling rural products. The rural market consists of standard property and casualty coverages offered through Redland's agents, which includes farm owners, automobile, livestock mortality and limited commercial coverages.

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

          The following table reflects the amount of net written premium for these four insurance divisions for the periods set forth below.

                                     Years Ended December 31,
                                 --------------------------------
                                   1997        1996        1995
                                 --------    --------    --------
                                         (in thousands)
General Agency                   $147,642    $162,157    $135,125
Crop Insurance(1)                  59,989      66,649      46,950
Program Insurance                  47,064      95,805      75,279
Non-Standard Auto                  80,369      42,338      28,829
                                 --------    --------    --------
   Total                         $335,064    $366,949    $286,183
                                 ========    ========    ========

---------------
(1) For a discussion of the accounting treatment of MPCI premiums, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

Marketing

          The Company markets its property and casualty insurance products through a network of independent general agents who process and accept applications for insurance coverages from retail agents who sell insurance to insurance buyers. The Company also markets a portion of its property and casualty insurance products and its crop insurance products through a network of retail agents which specialize in the lines of insurance marketed by them. The Company compensates its agents through commissions based on a percentage of premiums produced. The Company also offers most of its agents a contingent commission based on volume and profitability and other programs designed to encourage agents to enhance the placement of profitable business with the Company.

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

                                     Years Ended December 31,
                                  ----------------------------
                                   1997       1996       1995
                                  ------     ------     ------
The Company
  Loss Ratio                       63.7%      69.8%      78.2%(1)
  Expense Ratio                    34.0       26.6       26.1
                                  -----      -----      -----
  Combined Ratio                   97.7%      96.4%     104.3%
                                  =====      =====      =====
Industry Average(2)
  Loss Ratio                       73.7%      78.4%      78.9%
  Expense Ratio                    28.1       27.4       27.5
                                  -----      -----      -----
  Combined Ratio                  101.8%     105.8%     106.4%
                                  =====      =====      =====

---------------
(1) The $22.3 million loss reserve strengthening taken by the Company in 1995 accounts for 8.2% of the loss ratio for 1995. See "Loss and Loss Adjustment Expense Reserves."

(2)  Source: Best's Aggregates & Averages - Property Casualty
     (1997 Edition). Ratios for 1997 are unpublished but have been provided to the Company by A.M. Best.

Underwriting

          The Company organizes its underwriting staff by product line, enabling underwriters to focus on the unique risks associated with the specialty coverages written by the Company. The Company seeks to ensure that each specialty product or program fits into the Company's goals through a strategic planning process whereby divisional managers evaluate the historical and expected levels of underwriting profitability of the coverages written by such division. The Company then allocates its capital among product lines where it believes the best underwriting opportunities exist.

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

          Within the General Agency operations, Acceptance Risk Managers and Professional Liability Insurance Managers, insurance agency operations that are not owned by the Company but currently write exclusively for Acceptance, underwrite more difficult casualty and professional lines business and grant no underwriting authority to general agents. Instead, each risk must be submitted to the underwriter for individual consideration.

          The Company grants limited binding authority to certain independent agents in certain lines of business, and provides that all other agents submit all quotes to the Company's underwriting staff in order for such coverages to be bound.

Claims

          The Company's claims department administers all claims and directs all legal and adjustment aspects of the claims handling process. To assist in settling claims the Company regularly uses independent adjusters, attorneys and investigators. The Company's claims department is organized into two parts, each supervised by a senior claims vice president.
The Litigation Department, which is broken down by geographic area, handles larger litigation claims files and other complex and serious claims. The Claims Department, which also is broken down by geographic area, handles the other claims files and supervises the claims handlers. The Company emphasizes the use of internal staff rather than independent adjusters, improving claims processing systems and rapid response mechanisms. These systems have significantly reduced the number of claims handled by each claims examiner. The Company believes this structure will continue to reduce loss adjustment expense, shorten the life of open claim files and permit the Company to estimate more rapidly and consistently future claim liabilities.

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

          In examining reserve adequacy, historical data is reviewed, and, as additional experience and other data become available and are reviewed, estimates of reserves are revised, resulting in increases or decreases to reserves for insured events of prior years. In 1997, 1996 and 1995 the Company made additional provisions through a charge to earnings of $6.9 million, $9.5 million and $22.3 million, respectively, for its reestimated liability for losses and loss adjustment expenses for prior accident years.

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

          The following table presents an analysis of the Company's reserves, reconciling beginning and ending reserve balances for the periods indicated:

                                      Years Ended December 31,
                                    ----------------------------
                                      1997      1996      1995
                                    --------  --------  --------
                                           (in thousands)
Net loss and loss adjustment
  expense reserves at beginning
  of year                           $246,752  $201,356  $141,514
                                    --------  --------  --------
Provisions for net losses and
  loss adjustment expenses for
  claims occurring in the current
  year                               206,597   233,727   190,019

Increase in net reserves for
  claims occurring in prior years      6,858     9,530    22,318
                                    --------  --------  --------
                                     213,455   243,257   212,337
                                    --------  --------  --------
Net losses and loss adjustment
  expenses paid for claims
  occurring during:
  The current year                  (110,372) (102,565)  (80,281)
  Prior years                        (86,729)  (95,296)  (72,214)
                                    --------  --------  --------
                                    (197,101) (197,861) (152,495)
                                    --------  --------  --------
Net loss and loss adjustment
  expense reserves at end of year    263,106   246,752   201,356

Reinsurance recoverable on unpaid
  losses and loss adjustment
  expenses                           165,547   185,421   167,888
                                    --------  --------  --------
Gross loss and loss adjustment
  expense reserves                  $428,653  $432,173  $369,244
                                    ========  ========  ========

          The following table presents the development of balance sheet net loss reserves from calendar years 1987 through 1997. The top line of the table shows the loss reserves at the balance sheet date for each of the indicated years. These amounts are the estimates of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The middle section of the table shows the cumulative amount paid, expressed as a percentage of the initial reserve amount, with respect to previously recorded reserves as of the end of each succeeding year. The lower section of the table shows the reestimated amount, expressed as a percentage of the initial reserve amount, of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Net cumulative redundancy (deficiency)" caption represents the aggregate percentage increase (decrease) in the initial reserves estimated. It should be noted that the table presents the "run off" of balance sheet reserves, rather than accident or policy year loss development. The Company computes the cumulative redundancy (deficiency) annually on a calendar year basis.

          The establishment of reserves is an inherently uncertain process. The Company underwrites both property and casualty coverages in a number of specialty areas of business which may involve greater risks than standard property and casualty lines. These risk components may make more difficult the task of estimating reserves for losses, and cause the Company's underwriting results to fluctuate. Further, conditions and trends that have effected the development of loss reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this information.

          The Company adopted Statement of Financial Accounting Standards No. 113 ("SFAS #113"), "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," effective January 1, 1993. The application of SFAS #113 resulted in the reclassification of amounts ceded to reinsurers, which amounts were previously reported as a reduction in unearned premium and unpaid losses and loss adjustment expenses, to assets on the consolidated balance sheet. The table below includes a reconciliation of net loss and loss adjustment expense reserves to amounts presented on the consolidated balance sheet after reclassifications related to the adoption of SFAS #113. The gross cumulative deficiency is presented for 1992 through 1996, the only years on the table for which the Company has restated amounts in accordance with SFAS #113.

                                                       Years Ended December 31
                                          ----------------------------------------------------
                                           1987     1988     1989     1990     1991     1992
                                          -------  -------  -------  -------  -------  -------
Net reserves for unpaid
  losses and loss
  adjustment expenses                     $27,730  $34,092  $43,380  $58,439  $66,132  $77,627
Cumulative amount of net
  liability paid through:
    One year later                          30.6%    30.5%    30.0%    40.6%    45.7%    36.1%
    Two years later                         56.7%    52.1%    59.5%    70.8%    72.3%    73.6%
    Three years later                       72.9%    68.7%    76.1%    88.5%    96.6%    94.5%
    Four years later                        81.8%    77.0%    84.5%   101.2%   108.1%   109.0%
    Five years later                        84.7%    81.5%    89.2%   107.5%   115.1%   114.9%
    Six years later                         87.1%    85.3%    93.4%   109.7%   118.2%
    Seven years later                       88.2%    89.8%    94.5%   111.4%
    Eight years later                       95.0%    90.3%    95.5%
    Nine years later                        95.2%    90.4%
    Ten years later                         95.2%
Net reserves reestimated as of:
    One year later                          96.6%    97.9%    99.1%   100.3%   103.5%   103.3%
    Two years later                         97.6%    92.3%    95.2%   102.3%   109.9%   109.7%
    Three years later                       91.3%    87.3%    91.4%   107.4%   116.9%   117.9%
    Four years later                        89.7%    84.9%    92.5%   110.7%   120.1%   117.7%
    Five years later                        88.1%    85.3%    94.0%   112.7%   119.9%   119.8%
    Six years later                         88.8%    86.6%    95.9%   112.0%   120.5%
    Seven years later                       88.9%    91.0%    95.4%   112.5%
    Eight years later                       95.4%    90.7%    96.0%
    Nine years later                        95.2%    90.8%
    Ten years later                         95.3%
Net cumulative redundancy
   (deficiency)                              4.7%     9.2%     4.0%    -12.5%  -20.5%   -19.8%

Gross reserves for unpaid loss and
  loss adjustment expenses                                                             $127,666
Reinsurance recoverable on unpaid
  loss and loss adjustment expenses                                                      50,039
                                                                                         ------
Net reserves for unpaid loss and
  loss adjustment expenses                                                               77,627
                                                                                         ======
Reestimated gross reserves for unpaid
  loss and loss adjustment expenses                                                      111.7%
Reestimated reinsurance recoverable
  on unpaid loss and loss adjustment
  expenses                                                                                99.1%
                                                                                          -----
Reestimated net reserves for unpaid
  loss and loss adjustment expenses                                                      119.8%
                                                                                         ======
Gross cumulative redundancy (deficiency)                                                 -11.7%
                                                                                         =====

                                                          Years Ended December 31,
                                          --------------------------------------------------------
                                           1993       1994         1995       1996          1997
                                          -------    -------      -------    -------       -------
Net reserves for unpaid
  losses and loss
  adjustment expenses                     $115,714   $141,514    $201,356    $246,752      $263,106
Cumulative amount of net
  liability paid through:
    One year later                           49.1%      51.0%       47.3%    44.7%
    Two years later                          80.5%      86.1%       75.2%
    Three years later                       100.9%     104.5%
    Four years later                        108.8%
    Five years later
    Six years later
    Seven years later
    Eight years later
    Nine years later
    Ten years later
Net reserves reestimated as of:
    One year later                          104.4%     115.8%      104.7%    102.8%
    Two years later                         114.5%     115.7%      106.6%
    Three years later                       113.1%     120.5%
    Four years later                        116.1%
    Five years later
    Six years later
    Seven years later
    Eight years later
    Nine years later
    Ten years later
Net cumulative redundancy
   (deficiency)                             -16.1%     -20.5%       -6.6%    -2.8%

Gross reserves for unpaid loss and
  loss adjustment expenses                $211,600   $221,325    $369,244    $432,173      $428,653
Reinsurance recoverable on unpaid
  loss and loss adjustment expenses         95,886     79,811     167,888     185,421       165,547
                                           -------    -------     -------     -------       -------
Net reserves for unpaid loss and
  loss adjustment expenses                 115,714   $141,514    $201,356    $246,752      $263,106
                                           =======   ========     =======    ========      ========
Reestimated gross reserves for unpaid
  loss and loss adjustment expenses         116.4%     122.4%       99.9%      96.0%
Reestimated reinsurance recoverable on
  unpaid loss and loss adjustment
  expenses                                  116.8%     125.8%       91.8%      87.1%
                                           --------   -------     -------     -------
Reestimated net reserves for unpaid loss
  and loss adjustment expenses              116.1%     120.5%      106.6%     102.8%
                                            -------   -------     -------     -------
Gross cumulative redundancy (deficiency)    -16.4%      -22.4%        .1%       4.0%
                                           ========   =======     =======     =======

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

          The Company generally retains the first $500,000 of risk under its property and casualty lines, ceding the next $1,500,000 (on a per risk basis) and $2,500,000 (on an occurrence basis), respectively, to reinsurers. On its complex liability and property exposure, the Company cedes losses in excess of $1,000,000 to its excess reinsurers and maintains a separate 80% quota share treaty on the first $1,000,000 of risk. To the extent that individual policies exceed reinsurance treaty limits, the Company purchases reinsurance on a facultative (specific policy) basis.

          The Company maintains catastrophe reinsurance for its casualty lines which provides coverages of $17 million in excess of $3 million of aggregate risk per occurrence, and for its property lines, which provides catastrophe coverage (with close to complete reinsurer participation) of 95% of $77.5 million in excess of a retention of $2.5 million per occurrence. The Company reviews the concentrations of property values in its property lines of business continually, and models possible losses for catastrophic events through computer simulations of different levels of storm activity, adjusting the required limit of the liability or the concentrations of property coverages as appropriate.

          In its workers' compensation line, the Company buys excess of loss protection on a statutory basis in excess of a $500,000 per occurrence retention.

          The Company reinsures its MPCI business with various federal reinsurance pools administered by the RMA. In 1997, the Company ceded to the RMA an aggregate of 38% of its gross MPCI premium. The Company's net exposure on MPCI business is further reduced by excess of loss reinsurance purchased from private carriers. This excess of loss reinsurance generally provides coverage for 95% of losses in excess of a $3,000,000 deductible after the Company's loss ratio reaches specified limits for each line of business, specifically 77% on crop hail and named peril business and 100% on MPCI business. Additionally 70% of the Company's crop hail business is reinsured through quota share agreements.

          At December 31, 1997, 90% of the Company's outstanding reinsurance recoverables were from domestic reinsurance companies or the federal government, 96% of which was from reinsurance companies rated A- (excellent) or better by A.M. Best or from the federal government. The balance was primarily placed with major international reinsurers.

Investments

          The Company's investment policy is to maximize the after-tax yield of the portfolio while emphasizing the stability and preservation of the Company's capital base. Further, the portfolio is invested in types of securities and in an aggregate duration which reflect the nature of the Company's liabilities and expected liquidity needs. The Company manages its portfolio internally. The Company's fixed maturity securities are classified as available-for-sale and carried at estimated fair value. The investment portfolio at December 31, 1997 and December 31, 1996, consisted of the following:

                                                December 31, 1997     December 31, 1996
                                               -------------------   -------------------
                                               Amortized  Estimated  Amortized  Estimated
                                                 Cost     Fair Value   Cost     Fair Value
                                               ---------  --------   ---------  --------


Type of Investment
------------------
Fixed maturity securities
  U.S. Treasury and government securities      $104,039   $104,534   $ 86,359   $ 86,253
  States, municipalities and political
    subdivisions                                129,378    133,860     93,293     94,607
  Other debt securities                          40,131     39,598     34,581     34,309
  Mortgage-backed securities                     48,056     44,807     60,138     52,835
                                               --------   --------   --------   --------
       Total fixed maturity securities          321,604    322,799    274,371    268,004

  Common stocks                                  23,574     30,847     17,112     20,873
  Preferred stocks                               51,185     53,309     62,628     62,964
  Commercial mortgages                           10,248     10,248     11,149     11,149
  Real estate                                     3,329      3,329      3,342      3,342
  Short-term investments(1)                      32,185     32,185     39,594     39,594
                                               --------   --------   --------   --------
       Total                                   $442,125   $452,717   $408,196   $405,926
                                               ========   ========   ========   ========

---------------
(1)  Due to the short-term nature of crop insurance, the Company must maintain short-term investments to fund amounts due to pay losses.  Historically, these short-term funds are highest in the fall corresponding to the cash flow in the agricultural industry.

          The following table sets forth, as of December 31, 1997, the composition of the Company's fixed maturity securities portfolio by time to maturity:

                                        Estimated
         Maturity                       Fair Value    Percent
         --------                        --------     -------
1 year or less                           $ 13,946         4.3%
More than 1 year through 5 years           82,535        25.6%
More than 5 years through 10 years         50,349        15.6%
More than 10 years                        131,162        40.6%
Mortgage-backed securities                 44,807        13.9%
                                          -------       ------
     Total                               $322,799       100.0%
                                          =======       ======

          The Company's investment results for the periods indicated are set forth below:

                                   Years Ended December 31,
                              ----------------------------------
                                1997         1996         1995
                              --------     --------     --------
                              (in thousands, except percentages)
Net investment income         $ 28,016     $ 26,491     $ 20,651
Average investment
  portfolio(1)                 453,876      402,404      321,251
Pre-tax return on average
  investment portfolio            6.2%         6.6%         6.4%
Net realized gains            $  7,321     $  5,216     $  2,707

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

          Except for interest on surplus notes issued by the Insurance Companies and payments on the American Agrisurance ("Am Ag") profit sharing, the Company is dependent for funds to pay its operating and other expenses upon dividends and other distributions from the Insurance Companies, the payment of which are subject to review and authorization by state insurance regulatory authorities. Under Nebraska law, no domestic insurer may make a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of such insurer's policyholders' surplus as of the preceding December 31 or (ii) such insurer's statutory net income (excluding realized capital gains) for the preceding calendar year, until either it has been approved, or a thirty-day waiting period shall have passed during which it has not been disapproved by the Nebraska Insurance Director. Iowa and Texas have similar laws governing the payment of dividends or distributions of insurance companies domiciled in their state. In any case, the maximum amount of dividends the Insurance Companies may pay to Acceptance is limited to its earned surplus, also known as unassigned funds. Under Arizona law, payment of dividends or distributions by a domestic insurer is limited to the lesser of (i) 10% of such insurer's policyholders' surplus as of the preceding December 31 or (ii) such insurer's net investment income for the preceding calendar year. The tiered structure of the Company's insurance subsidiaries effectively imposes two levels of dividend restriction on the payment to the ultimate parent of dividends from Acceptance Indemnity, Phoenix Indemnity, American Growers and Acceptance Casualty. During 1998, the statutory limitation on dividends from the Insurance Companies to Acceptance without further insurance department approval is approximately $21.7 million.

          Other regulatory and business considerations may further limit the ability of the Insurance Companies to pay dividends. For example, the impact of dividends on surplus could effect an insurers' competitive position, the amount of premiums that it can write and its ability to pay future dividends. Further, the insurance laws and regulations of Nebraska, Iowa, Arizona and Texas require that the statutory surplus of an insurance company domiciled therein, following any dividend or distribution by such company, be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

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

          The NAIC has approved and recommended that states adopt and implement several regulatory initiatives designed to be used by regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies and to decrease the risk of insolvency of insurance companies. These initiatives include the implementation of the Risk Based Capital ("RBC") standards for determining adequate levels of capital and surplus to support four areas of risk facing property and casualty insurers: (a) asset risk (default on fixed income assets and market decline), (b) credit risk (losses from unrecoverable reinsurance and inability to collect agents' balances and other receivables), (c) underwriting risk (premium pricing and reserve estimates), and (d) off-balance sheet/growth risk (excessive premium growth and unreported liabilities). At December 31, 1997 the Insurance Companies meet the RBC requirements as promulgated by the domiciliary states of the Insurance Companies and the NAIC.

          The NAIC has developed its Insurance Regulatory Information System ("IRIS") to assist state insurance departments in identifying significant changes in the operations of an insurance company, such as changes in its product mix, large reinsurance transactions, increases or decreases in premiums received and certain other changes in operations. Such changes may not result from any problems with an insurance company but may merely indicate changes in certain ratios outside ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "normal ranges," state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted. At December 31, 1997, of the six Insurance Companies only Acceptance Casualty had more than three ratios falling outside "normal ranges," specifically four out of the twelve IRIS ratios. This was primarily the result of two factors, an increase in Acceptance Casualty's intercompany pooling participation percentage and a $20 million capital contribution received from the Company in the form of a surplus note. The Company does not believe that these ratios will result in regulatory action having a material effect on the Company.

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



Uncertainties Affecting the Insurance Business

          The property and casualty insurance business is highly competitive, with over 3,000 insurance companies in the United States, many of which have substantially greater financial and other resources, and may offer a broader variety of coverages than those offered by the Company. Beginning in the latter half of the 1980s, there has been severe price competition in the insurance industry which has resulted in a reduction in the volume of premiums written by the Company in some of its lines of businesses, because of its unwillingness to reduce prices to meet competition. In the crop insurance business, the Company competes with other crop insurance companies primarily on the basis of service and commissions to agents.

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

          The Company's results also may be influenced by factors influencing the insurance industry generally and which are largely beyond the Company's control. Such factors include (a) weather-related catastrophes; (b) taxation and regulatory reform at both the federal and state level; (c) changes in industry standards regarding rating and policy forms; (d) significant changes in judicial attitudes towards liability claims; (e) the cyclical nature of pricing in the industry; and (f) changes in the rate of inflation, interest rates and general economic conditions. The Company's crop insurance results are particularly subject to wide fluctuations because of weather factors influencing crop harvests. Crop insurance results are not generally known until the last half of the year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

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

Employees

          At March 23, 1998 the Company and its subsidiaries employed 18 salaried executives and 1,043 other personnel.
Acceptance believes that relations with its employees are good.

Item 2.  Properties.

          The following table sets forth certain information regarding the principal properties of the Company.

                           General                     Leased/
Location                  Character        Size        Owned(1)
--------                  ---------        ----        --------
Omaha, NE                  Office     58,000 sq. ft.    Leased
Council Bluffs, IA         Office    142,000 sq. ft.    Leased
Council Bluffs, IA         Office     33,000 sq. ft.    Owned
Burlington, NC             Office      4,000 sq. ft.    Leased
Phoenix, AZ                Office     33,000 sq. ft.    Leased
Scottsdale, AZ             Office     27,000 sq. ft.    Leased
Itasca, IL                 Office      4,000 sq. ft.    Leased
Overland Park, KS          Office      3,000 sq. ft.    Leased

---------------
(1) The range of expiration dates for these leases is November 30, 2001 (Omaha), December 31, 2001 with five year option (Council Bluffs), December 31, 2000 (Burlington), February 21, 2000 (Phoenix), December 31, 2001 (Scottsdale), August 31, 2001 (Itasca), and December 31, 2001 (Overland
     Park)

Item 3.  Legal Proceedings.

          There are no material legal proceedings pending involving the Company or any of its subsidiaries which require reporting pursuant to this Item.

Item 4.  Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                            PART II.

Item 5.  Market for Registrant's Equity and Related Stockholder
Matters.

          The Common Stock is listed and traded on the New York
Stock Exchange ("NYSE"). The following table sets forth the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape for the fiscal quarters indicated.

                                             High         Low
                                             ----         ---
Year Ended December 31, 1996
  First Quarter                             15 1/2       13 7/8
  Second Quarter                            18 1/4       14 3/4
  Third Quarter                             19           17
  Fourth Quarter                            22 1/2       19 1/8

Year Ended December 31, 1997
  First Quarter                             22 7/8       18 5/8
  Second Quarter                            22 3/4       18
  Third Quarter                             26 3/4       21 1/4
  Fourth Quarter                            28 5/8       22 3/8

Year Ending December 31, 1998
  First Quarter
    (through March 23, 1998)                25 3/8       22 3/4

          The closing sales price of the Common Stock on March
23, 1998, as reported on the NYSE Composite Tape, was $23 15/16 per share. As of March 23, 1998, there were approximately 1,800 holders of record of the Common Stock.

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

                                                            Years Ended
                                                            December 31,
                                     -----------------------------------------------------------
                                      1997(1)     1996(1)     1995(1)       1994(1)    1993(1)
                                     ---------   ---------   ---------   -----------  ----------
                                           (In thousands, except per share data and ratios)
Income Statement Data:
  Insurance Revenues:
    Gross premiums written           $665,810    $651,060    $537,349    $447,483     $256,042
                                      =======     =======     =======     =======      =======
    Net premiums written             $335,064    $366,949    $286,183    $229,176     $137,505
                                      =======     =======     =======     =======      =======
    Net premiums earned              $335,215    $348,653    $271,584    $202,659     $128,082
    Net investment income              27,426      25,677      19,851      12,864       10,467
    Net realized capital gains          7,321       5,206       2,531         554        2,250
    Agency income                         --        1,035       2,863       3,629        4,119
                                      -------     -------     -------     -------      -------
      Insurance revenues              369,962     380,571     296,829     219,706      144,918
  Non-insurance revenues                  590         824         976         412          377
                                      -------     -------     -------     -------      -------
  Total revenues                      370,552     381,395     297,805     220,118      145,295

  Insurance expenses:
    Losses and loss adjustment
      expenses                        213,455     243,257     212,337     142,951       92,805
    Underwriting and other expenses    97,109      95,803      72,602      52,627       36,905
    Agency expenses                       --        1,024       2,596       3,180        3,794
                                      -------     -------     -------     -------      -------
      Insurance expenses              310,564     340,084     287,535     198,758      133,504
  Non-insurance expenses                2,063       2,015       2,165       1,684        1,225
                                      -------     -------     -------     -------      -------
  Total expenses                      312,627     342,099     289,700     200,442      134,729
                                      -------     -------     -------     -------      -------
  Operating profit                     57,925      39,296       8,105(2)   19,676       10,566


  Other income (expense):
    Interest expense                   (6,569)    (4,896)      (2,591)     (1,693)      (2,235)
    Other income (expense), net           (51)      (910)        (171)       (271)        (340)
                                      -------     -------     -------     -------      -------
    Income (loss) from continuing
      operations before income taxes
      and minority interests           51,305      33,490       5,343      17,712        7,991

  Provision (benefit) for income
    taxes(3)                           15,992       3,210       1,188      (3,443)         167
  Minority interests in net income
    (loss) of consolidated
    subsidiaries                          --          --          --           80          238
                                      -------     -------     -------     -------      -------
  Net income (loss) from
    continuing operations            $ 35,313    $ 30,280    $  4,155(2) $ 21,075     $  7,586
                                      =======     =======     =======     =======      =======
  Net income (loss) from
    continuing operations
    per share:
    - Basic                          $   2.34    $   2.03    $    .28    $  2.04      $    .91
    - Diluted                            2.30        1.99         .28       1.86           .84

GAAP Ratios:
  Loss ratio                             63.7%      69.7%       78.2%       70.5%        72.5%
  Expense ratio                          28.9%      27.5%       26.7%       26.0%        28.8%
                                      -------     -------     -------     -------      -------
  Combined loss and expense ratio        92.6%      97.2%      104.9%       96.5%       101.3%
                                      =======     =======     =======     =======      =======

                                                            December 31,
                                     ---------------------------------------------------------
                                       1997        1996        1995        1994         1993
                                     --------    --------    --------    --------     --------
Balance Sheet Data:
  Investments                        $452,717    $405,926    $368,001    $264,743     $187,986
  Total assets                        979,453     884,380     781,034     543,087      409,385
  Loss and loss adjustment
    expense reserves                  428,653     432,173     369,244     221,325      211,600
  Unearned premiums                   157,134     140,217     124,122      97,170       60,114
  Borrowings and term debt                --       69,000      69,000      29,000       18,951
  Company-obligated mandatorily
    redeemable Preferred Securities
    of AICI Capital Trust, holding
    solely Junior Subordinated
    Debentures of the Company          94,875         --          --          --           --
  Stockholders' equity                253,670     207,820     177,787     159,754       95,717

Other Data:
  Statutory Surplus of Insurance
    Companies(4)                      238,520     191,455     169,628     126,272       73,910


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

(3)  Results for 1994 and 1993 reflect the utilization of tax loss carryforwards and other temporary differences resulting from prior non-insurance operations.

(4)  Statutory data has been derived from the separate financial statements of the Insurance
     Companies prepared in accordance with SAP.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


          The following discussion and analysis of financial condition and results of operations of the Company and its consolidated subsidiaries should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere herein.

General

          After five years of consistent growth in premiums written, both from internal growth and acquisitions, the Company experienced little growth in direct premiums written and a decrease in net premiums written during 1997. During 1997, the Company focused on improving operating margins by emphasizing profitable lines, restructuring and reunderwriting marginal lines and discontinuing clearly unprofitable lines. The Company's efforts were rewarded with record operating earnings of $57.9 million in 1997 as well as the continuation of a pattern of profitable quarters begun in the third quarter of 1992 when the phasing out of its prior non-insurance operations was substantially completed. The only exception to this pattern was a net loss of $6.0 million in the third quarter of 1995 when the Company strengthened loss reserves.

          The Company has pursued a strategy of focusing on selected niche businesses through acquisitions, new agency relationships and additions of key professional staff. The Company's most significant acquisition was its purchase in July of 1993 of The Redland Group, Inc., a major writer of MPCI and other crop insurance coverages. In 1997, the Company was the third largest writer of MPCI business in the United States.

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

          Forward-looking information set forth herein does not take into account any impact from any adverse weather conditions during the 1998 crop season, or the various other factors noted above which may affect crop and non-crop operation results.

RESULTS OF OPERATIONS
Year Ended December 31, 1997
Compared to Year Ended December 31, 1996


          The Company's net income increased 16.6% from $30.3 million in the year ended December 31, 1996 to $35.3 million in the year ended December 31, 1997. The Company's operating income increased 47.4% from $39.3 million in the year ended December 31, 1996 to $57.9 million in the year ended December 31, 1997. These improved results occurred despite a decrease in the Company's insurance premiums earned and the differential between the growth in net income and operating income occurred as the Company's tax rate returned to normal levels in 1997 after the Company's 1996 taxes were positively affected by the decrease in the valuation allowance relating to the unrealized loss from the Company's investment in Major Realty. The improved results were attributed primarily to improved loss and expense ratios in all of the Company's Property and Casualty divisions, excellent crop results resulting from an above average profit sharing earned in the Company's MPCI program, and increased investment income and realized gains from the Company's investment portfolio. These positive factors were partially offset by an increase in the expense ratio of the Crop division, increased interest expense, and an increase in the Company's effective tax rate.

          After several years of growth in net insurance premiums earned, the Company experienced a decline in net insurance premiums earned from $348.7 million in 1996 to $335.2 million in 1997, a decline of approximately 3.9%. During 1997, the Company's goal in its Property and Casualty divisions was to improve underwriting results through an emphasis on profitable lines, a restructuring of marginal lines, and a discontinuation of unprofitable lines. During this process, growth in profitable lines of business was offset by declining volumes in the discontinued lines resulting in only a .8% increase in direct premiums written and a 2.3% increase in gross premiums written. In lines of business in which the Company was seeking to improve marginal results, the Company ceded additional amounts to reinsurers in order to reduce the impact of these lines as well as to help improve the net results of the Company. Due to the competitive environment in the Property and Casualty business, new programs which the Company initiated in 1997 were also heavily reinsured in order to diminish the impact on the Company's results until such time as these new programs confirmed their expected level of profitability. Accordingly, the Company increased its cessions to reinsurers by approximately $46.6 million from $284.1 million in 1996 to $330.7 million during 1997, resulting in a 8.7% decline in net premiums written during 1997 as compared to 1996.

          In the Company's Crop division, the Company's premium levels were also relatively flat as direct written premiums decreased from $198.6 million in 1996 to $196.5 million in 1997 and gross premiums increased slightly from $242.9 million in 1996 to $248.0 million in 1997. These relatively level written premiums resulted as increases in the Company's policy count under the Company's largest program, the MPCI crop insurance program, were offset by reductions in commodity prices upon which the Company's premiums are based.

          Underwriting results in all three of the Company's Property and Casualty divisions improved during 1997 as compared to 1996. The Company's General Agency division experienced a $4.0 million underwriting loss and a combined ratio of 102.7% in the twelve months ended December 31, 1997 as compared to a $10.8 million underwriting loss and a combined ratio of 106.9% for the twelve months ended December 31, 1996. The General Agency division's improved underwriting results were a result of a decrease in both the division's accident year and calendar year loss and loss adjustment expense ratios from 1996 to 1997. The division's loss and loss adjustment expense ratios fell from 69.9% and 75.0% on an accident and calendar year basis respectively during 1996 to 66.5% and 69.6% on an accident and calendar year basis respectively during 1997. These improved loss ratios were offset partially by an increase in the expense ratio of the division from 31.9% during 1996 to 33.0% during 1997. This increase in the expense ratio resulted from a decrease in net earned premiums from $155.3 million during 1996 to $148.5 million during 1997 with expenses remaining level at approximately $49 million in both years.

          The Company's Non-Standard Auto division experienced its first unprofitable year in six years in 1996 as the division recorded a $5.5 million underwriting loss and a 114.9% combined ratio. The division's performance improved to an underwriting loss of $2.4 million and a 105.6% combined ratio in 1997. During 1997, the Company continued a pattern of regular rate increases combined with the cancellation of unprofitable programs and agents and was able to improve its loss and loss adjustment expense ratio from 82.5% in 1996 to 75.2% in 1997. In addition, the division was able to increase its insurance premiums earned by 14.1% while increasing expenses by only 7.1%, helping to lower its expense ratio from 32.3% in 1996 to 30.4% in 1997. The Company expects that profit improvement directives initiated in 1997 will continue to improve results within this division during 1998. The Company also expects continued growth within this division during the 1998 year resulting in continued improvement in the division's expense ratio.

          The Program division improved from an underwriting loss of $15.6 million and a combined ratio of 117.5% during 1996 to an underwriting loss of $5.9 million and a combined ratio of 107.0% during 1997. These improved underwriting results were achieved by improvements of just over 5% in both the expense and loss ratios of the division. During 1996, many of the new programs within the division were in a start-up phase in which fixed expenses were not offset by adequate earned premiums. During 1997, growth in earned premium allowed fixed costs to move into a more normal relationship as a percentage of earned premiums, thus allowing the division to record a noticeable drop in its expense ratios from 36.3% during 1996 to 31.0% during 1997. The improvement in the loss ratio resulted from a change in the mix of business, emphasizing more profitable lines, restructuring of reinsurance to improve the Company's net results and the discontinuation of programs and agents with unprofitable loss ratios. The Company expects continued improvement in the results of the Program division as the benefit of the initiatives started in 1997 are realized in 1998.

          During 1997, non-automobile lines of business continued to outperform the automobile lines of business within the Company's Property and Casualty divisions. For the year 1997, automobile lines recorded a 112.9% combined ratio while non-automobile lines recorded 99.9% combined ratio. The Company continues to effect significant underwriting changes within its automobile lines in order to bring them closer to the Company's desired goal of a combined ratio of 100.0% or less.

          The Company's Crop division was a significant contributor to the underwriting earnings of the Company in both 1996 and 1997. During 1996, the division contributed $41.5 million to the Company's underwriting earnings as compared to $36.9 million during 1997. During 1997, the Company earned a profit share of 31.5% on its MPCI retained premium pool of approximately $155.5 million or $49.0 million. This compares with an earned profit share of 23.5% on a $161.4 million retained premium pool generating $37.9 million in 1996.

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

          The improved profit sharing income in 1997 was offset by an increase in the Company's net operating expenses under the MPCI program. This increase in net expenses was due to a decrease in expense reimbursement from the federal government under the MPCI program from 31.0% for both MPCI and Crop Revenue Coverage (CRC) policies in 1996 to 29.0% and 25.0% respectively for MPCI and CRC policies in 1997. This resulted in an approximate $7.2 million decrease in expense reimbursement from 1996 to 1997. The Company was unable to pass along any of this expense reduction to its producing agents due to the competitive environment for MPCI business during 1997. The Company has initiated several automation and cost cutting programs in order to reduce its overall operating expense under the MPCI program. During 1998, the expense reimbursement from the federal government under the MPCI program declined again to 27.0% for MPCI policies and 23.25% for CRC policies. Further, the Company expects an additional reduction for the 1999 crop year. While the Company continues to emphasize cost reduction and automation initiatives, the Company will be unable to fully compensate for these reductions in expense reimbursements unless it is able to reduce agents commissions. Given the competitive environment for the MPCI policies, it is unknown at this time whether the Company will be able to effect such commission reductions without a loss of business in its MPCI line.

          The Company's net income for 1997 also benefited from an increase in net investment income and net realized capital gains. The Company's net investment income increased 5.8% during the twelve months ended December 31, 1997 as compared to the twelve month period ended December 31, 1996 while the Company's net realized capital gains increased 40.4% in 1997 as compared to 1996. The increase in the Company's net investment income resulted from an increase in the average size of the Company's portfolio from $402.4 million during the year ended December 31, 1996 to $453.9 million during the year ended December 31, 1997, an increase of 12.8%. This increase in the size of the portfolio was offset by a decrease in the annualized investment yield of the portfolio from 6.6% during 1996 to 6.2% during 1997. This decrease in annual investment yield was due to an increase in the average amount of tax advantaged securities within the Company's portfolio and a lower interest rate environment during 1997.

          The Company's interest expense increased 34.2% from $4.9 million during 1996 to $6.6 million during 1997. This increase in interest expense resulted from both an increase in the Company's average borrowings and the average interest rate paid by the Company. During 1997, the Company's average borrowings were $81.6 million and the average interest rate was 8.1% as compared to average borrowings in 1996 of $69 million and an average interest rate of 7.1%. The increased borrowings during 1997 were used to add statutory surplus to the Company's insurance company subsidiaries. The increase in the Company's average interest rate paid resulted from the issuance of $94.875 million in Trust Preferred Securities and the retirement of the Company's outstanding bank debt during the third quarter of 1997 (see discussion under Liquidity and Capital Resources).

          The Company's 1996 taxes were positively effected by the decrease in the evaluation allowance related to the unrealized loss from the Company's investment in Major Realty.
In October 1995, Major Realty announced that its Board of Directors had determined that it was in the best interest of the stockholders to seek a merger partner, otherwise seek a transaction for the sale of the company. At December 31, 1996, the Company believed that the realization of the capital loss associated with such a transaction was more likely than not due to sufficient carryforwards of capital gains as well as the likelihood of future capital gains. No such benefit was realized in 1997, and therefore, the Company's effective tax rate increased to a more normal level of 31.2% as compared to an effective tax rate of 9.6% in 1996.

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

          The combined underwriting loss and expense ratio improved from 104.9% for the year ended December 31, 1995 to 97.3% for the 1996 year. This improvement in the Company's combined ratio was enhanced by growth in net premiums earned of 28.4%. The greatest contribution to these improved underwriting results was made by the Company's Crop division. The Company's Crop division increased its MPCI writings from $183.3 million for the year ended December 31, 1995 to $248.3 million for the 1996 year. In addition to this growth in MPCI premium, the Company increased its retained pool from $104.3 million in 1995 to $161.4 million in 1996. This growth in premium was aided by an increase in commodity prices for the major crops insured by the Company and the introduction of an enhancement to the MPCI policy. Improved weather conditions also contributed significantly to the improved results in the Crop division as the Company's MPCI profit sharing percentage realized during 1996 increased to 23.5% from 13.4% realized during 1995. In addition, the 1996 year benefited from $4.3 million of additional profit sharing realized in the first quarter of 1996 as final results of the late 1995 harvest were available.

          Underwriting results in the Company's General Agency division also improved in 1996 as compared to 1995, as the Company's combined ratio in this division improved from 116.4% in 1995 to 106.9% in 1996. The Company's 1995 results were affected by a $22.3 million strengthening of reserves for prior year losses, and $16.5 million of the $22.3 million affected the General Agency division, contributing to the 116.4% combined ratio recorded during 1995. When comparing accident year loss ratios for 1995 and 1996 in the General Agency division, the results are similar. In the year ended December 31, 1995, the General Agency division 1995 accident year loss ratio was 69.8% as compared to a 1996 accident year loss ratio of 69.9%. The General Agency division was also able to improve its combined ratio through a reduction in expenses during 1996 as its expense ratio fell to 31.9% in 1996 as compared to 34.1% in 1995.

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

          While the Company's income tax expense increased from $1.2 million for the twelve months ended December 31, 1995 to $3.2 million for the 1996 year, the Company's effective tax rate declined from 22.2% in 1995 to 9.6% in 1996. The Company's 1996 taxes were positively effected by the decrease in the valuation allowance relating to the unrealized loss from the Company's investment in Major Realty. In October 1995, Major Realty announced that its Board of Directors had determined that it was in the best interest of the stockholders to seek a merger partner or otherwise seek a transaction for the sale of the company. At December 31, 1996, the Company believed that the realization of the capital loss associated with such a transaction was more likely than not due to sufficient carryforwards of capital gains as well as the likelihood of further capital gains.

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

          Offsetting these deteriorating results in the Program division were improved results in the Company's Transportation department. With the Transportation department, the Company's loss and expense ratio improved from 120.6% during the year ended December 31, 1995 to 103.6% during 1996.

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

          The Company's interest expense also increased during 1996 as compared to 1995. This increase in interest expense was due to an increase in the Company's borrowings under its bank facility which increased from an average of $34.3 million during 1995 to $69.0 million during 1996. Offsetting this increase in the size of borrowings was a decline in the average interest rate under the bank facility from 7.6% during 1995 to 7.1% during 1996. The additional borrowings under the bank facility were contributed to the Company's subsidiaries in order to support underwriting activities and maintain capital adequacy ratios at a level commensurate with the Company's current A- rating by A.M. Best & Company.

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

The Company - Parent Only

          As an insurance holding company, the Company's assets consist primarily of the capital stock of its subsidiaries, surplus notes issued by two of its insurance company subsidiaries and investments held at the holding company level. The Company's primary sources of liquidity are receipts from interest payments on the surplus notes, payments from the profit sharing agreement with American Agrisurance, the Company's wholly owned subsidiary which operates as the general agent for the Company's crop insurance programs, tax sharing payments from its subsidiaries, investment income from, and proceeds from the sale of, holding company investments, and dividends and other distributions from subsidiaries of the Company. The Company's liquidity needs are primarily to service debt, pay operating expenses and taxes, and make investments in subsidiaries.

          The Company currently holds three surplus notes, each in the amount of $20 million, issued by two of its insurance company subsidiaries, bearing interest at the rate of 9% per annum payable semi-annually and quarterly. Although repayment of all or part of the principal of these surplus notes requires prior insurance department approval, no prior approval of interest payment is currently required.

          Under the American Agrisurance profit sharing agreement, American Agrisurance receives up to 50% of the crop insurance profit after expenses and a margin retained by the Insurance Companies based upon a formula established by the Company and approved by the Nebraska Department of Insurance. If the calculated profit share is negative, such negative amounts are carried forward and offset future profit sharing payments. For the year ended December 31, 1997, American Agrisurance recorded $12.4 million, net of tax, related to the profit sharing agreement. This entire amount was distributed in the form of a dividend to the Company.

          Dividends from the insurance subsidiaries of the Company are regulated by the regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to parent companies to certain statutorily approved limits. In 1998, the statutory limitation on dividends from insurance company subsidiaries to the parent without further insurance departmental approval is approximately $21.7 million.

          The Company is currently a party to a tax sharing agreement with its subsidiaries, under which such subsidiaries pay the Company amounts in general equal to the federal income tax that would be payable by such subsidiaries on a stand-alone basis.

          In August 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the "Issuer Trust") issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). The Company owns all of the common securities (the "Common Securities") of the issue trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust's assets. The assets of the Issuer Trust consist solely of the Company's 9% Junior Subordinated Debentures due 2027 which were issued in August of 1997 in an amount equal to the Preferred Securities and the Common Securities. The Company primarily used the net proceeds in the amount of $90.9 million from the sale of the Junior Subordinated Debentures to pay down the $90.0 million of borrowings under its Revolving Credit Facility. Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemptive provisions, all described in the Junior Debenture Indenture. At December 31, 1997, the Company had $94.875 million outstanding at a weighted annual interest cost of 9.2%.

          On June 6, 1997, the Company amended its borrowing arrangements with its bank lenders providing a five-year revolving credit facility (the "Revolving Credit Facility"), with a final maturity of 2002, in amounts not to exceed $100 million. In August 1997, the Company used the net proceeds from the issuance of Junior Subordinated Debentures to repay the Company's outstanding indebtedness of $90 million under the Revolving Credit Facility. As a result of the Junior Subordinated Debentures, the Revolving Credit Facility was reduced from $100 million to $65 million. The Company selects its interest rate as either the prime rate or LIBOR plus a margin which varies depending on the Company's funded debt to equity ratio. Interest is payable quarterly. At December 31, 1997, the Company had no outstanding indebtedness under this arrangement. Borrowings and interest cost averaged $43.1 million and 7.0% during 1997. The Revolving Credit Facility contains covenants which do not permit the payment of dividends by the Company, requires the Company to maintain certain operating and debt service coverage ratios, required maintenance of specified levels of surplus and requires the Company to meet certain tests established by the regulatory authorities.

          As of December 31, 1997, the Company held cash, invested assets excluding investments in subsidiaries, and dividends receivable of $13.3 million.

Insurance Companies

          The principal liquidity needs of the Insurance Companies are to fund losses and loss adjustment expense payments and to pay underwriting expenses, including commissions and other expenses. The available sources to fund these requirements are net premiums received and, to a lesser extent, cash flows from the Company's investment activities, which together have been adequate to meet such requirements on a timely basis. The Company monitors the cash flows of the Insurance Companies and attempts to maintain sufficient cash to meet current operating expenses, and to structure its investment portfolio at a duration which approximates the estimated cash requirements for the payments of loss and loss adjustment expenses.

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

          The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. Commencing with the 1997 year, the Company receives a profit share in cash, with 60% of the amount in excess of 17.5% of its MPCI Retention (as defined in the profit sharing agreement) in any year carried forward to future years, or it must pay its share of losses. Prior to the 1997 year, the amount carried forward to future years was any amount in excess of 15% of its MPCI retention. The Company recognized $49.0 million in profit sharing earned on the MPCI business during 1997, and in addition, recognized $1.0 million during 1997 in profit sharing earned on 1996 MPCI business. With the change in profit sharing payment rules including amounts payable for the 1997 crop year, the Company received $57.0 million in payments under the MPCI program in February of 1998.

          In the crop hail insurance business, premiums are generally not received until after the harvest, while losses and other expenses are paid throughout the year.

Changes in Financial Condition

          The NAIC has established a Risk Based Capital ("RBC") formula for property and casualty insurance companies. The RBC initiative is designed to enhance the current regulatory framework for the evaluation of the capital adequacy of a property and casualty insurer. The formula requires an insurer to compute the amount of capital necessary to support four areas of risk facing property and casualty insurers: (a) asset risk (default on fixed income assets and market decline), (b) credit risk (losses from unrecoverable reinsurance and inability to collect agents' balances and other receivables), (c) underwriting risk (premium pricing and reserve estimates), and (d) off balance sheet/growth risk (excessive premium growth and unreported liabilities). The Insurance Companies have reviewed and applied the RBC formula for the 1997 year and have exceeded these requirements.

          The Company's stockholders' equity increased by approximately $45.9 million from December 31, 1996 to December 31, 1997. The principal components of this increase were net income of $35.3 million for the year ended 1997 and an increase in the value of the Company's investment portfolio causing the unrealized gain (loss) on available-for-sale securities net of tax to improve from a loss of $1.5 million to a gain of $6.9 million.

Consolidated Cash Flows

          Cash flows from operations for the year ended December 31, 1997 were $10.1 million as compared to cash flows from operating activities of $42.9 million during 1996. The decrease in positive cash flows is a result of a decline in the growth of gross written premiums coupled with a higher percentage of gross written premiums ceded to reinsurers.

          Cash flows from the Company's MPCI and crop hail business are different in certain respects from cash flows associated with more traditional property and casualty lines (see
Liquidity and Capital Resources, Insurance Companies).

Inflation

          The Company does not believe that inflation has had a material impact on its financial condition or results of operations.

Year 2000

          The year 2000 issue is the result of computer programs which recognize only two digits rather than four to identify the year. Any of the Company's computer programs that have time sensitive software may recognize a date of "00" as the year 1900 rather than the year 2000. If not corrected, this could cause computer systems to fail or perform miscalculations.

          The Company has identified the computer system applications that require modification to be Year 2000 compliant. The Company has developed a corrective plan whereby internal and external resources are being utilized to make the necessary modifications to and testing of the Company's computer systems. While some of the Company's computer systems are currently Year 2000 compliant, management expects the remaining systems to be Year 2000 compliant by December 31, 1998. The Company has expensed costs relating to the Year 2000 issue of approximately $1.4 million in 1997 and anticipates an additional $1.8 to $2.5 million of expenses to complete the project. The estimated costs and estimated date of completion of the Year 2000 project is based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ from the Company's plan.

          In addition, the Company is communicating with others with which it does business to determine if they are Year 2000 compliant. However, there can be no guarantee that the systems of these companies will achieve Year 2000 compliance in a timely manner.

Recent Statement of Financial Accounting Standards

          In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings Per Share. This statement establishes accounting standards for the presentation of basic and diluted earnings per share. In addition, SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic and diluted EPS computations. The Company adopted SFAS No. 128 in 1997 and accordingly, earnings per share has been restated for all periods presented.

          In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. This statement establishes standards for disclosing information about an entity's capital structure. The Company adopted SFAS No. 129 in 1997. SFAS No. 129 contains no change in disclosure requirements for entities that were previously subject to the requirements of Accounting Principles Board Opinions Nos. 10 and 15 and SFAS No. 47 and as such the adoption of SFAS No. 129 did not have any effect on the Company's reporting.

          In June 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in shareholders' equity that result from recognized transactions and other economic events of the period, other than transactions with owners in their capacity as owners. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. Adoption of SFAS NO. 130 will result in additional disclosures in the Company's financial statements but will not impact the Company's reported net income or net income per share.

          In June 1997, FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS No. 131 may result in additional disclosures in the Company's financial statements.


Item 7A.  Not applicable.

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


                            PART III.

Item 10.  Directors and Executive Officers of the Registrant.

          The information required by Item 10 with respect to the Registrant's executive officers and directors will be set forth in the Company's 1998 Proxy Statement included as Exhibit 99.6 hereto and incorporated herein by reference.

Item 11.  Executive Compensation

          The information required by Item 11 will be set forth in the Company's 1998 Proxy Statement included as Exhibit 99.6 hereto and incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

          The information required by Item 12 will be set forth in the Company's 1998 Proxy Statement included as Exhibit 99.6 hereto and incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

          The information required by Item B will be set forth in the Company's 1998 Proxy Statement included as Exhibit 99.6 hereto and incorporated herein by reference.



                            PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

          (a) The following documents are filed as a part of this
Report:

               1.  Financial Statements.  The Company's audited
     Consolidated Financial Statements for the years ended
     December 31, 1997 and 1996 consisting of the following:

                    Independent Auditors' Report
                    Consolidated Balance Sheets
                    Consolidated Statements of Operations
                    Consolidated Statements of Cash Flows
                    Consolidated Statements of Stockholders'
                      Equity
                    Notes to Consolidated Financial Statements

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

                  INDEX TO FINANCIAL STATEMENTS





Audited Consolidated Financial Statements for the
  Years Ended December 31, 1997 and December 31,
  1996:

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

ACCEPTANCE INSURANCE COMPANIES INC.

     /s/ Kenneth C. Coon
By _____________________________________   Dated: March  24, 1998
   Kenneth C. Coon
   Chairman and Chief Executive Officer

     /s/ Georgia M. Mace
By _____________________________________   Dated: March  24, 1998
   Georgia M. Mace
   Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              /s/ Jay A. Bielfield
Dated:  March 24, 1998         ______________________________
                              Jay A. Bielfield, Director

                              /s/ Kenneth C. Coon
Dated:  March 24, 1998         ______________________________
                              Kenneth C. Coon, Director

                              /s/ Edward W. Elliott, Jr.
Dated:  March 24, 1998         ______________________________
                              Edward W. Elliott, Jr., Director

                              /s/ Robert LeBuhn
Dated:  March 24, 1998         ________________________________
                              Robert LeBuhn, Director

                              /s/ Michael R. McCarthy
Dated:  March 24, 1998        ________________________________
                              Michael R. McCarthy, Director

                              /s/ John P. Nelson
Dated:  March 24, 1998        ________________________________
                              John P. Nelson, Director

                              /s/ R. L. Richards
Dated:  March 24, 1998        ________________________________
                              R. L. Richards, Director

                              /s/ David L. Treadwell
Dated:  March 24, 1998        ________________________________
                              David L. Treadwell, Director

                              /s/ Doug T. Valassis
Dated:  March 24, 1998        ________________________________
                              Doug T. Valassis, Director

               ACCEPTANCE INSURANCE COMPANIES INC.
                   ANNUAL REPORT ON FORM 10-K
               FISCAL YEAR ENDED DECEMBER 31, 1997

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

10.5 $100,000,000 Amended and Restated Credit Agreement by and Among the Registrant, The First National Bank of Chicago, Comerica Bank, First National Bank of Omaha, First Bank, N.A., Wells Fargo Bank, National Association and Mercantile Bank, N.A. and The First National Bank of Chicago, As Agent, and Comerica Bank, First National Bank of Omaha, and First Bank, N.A., As Co-Agents, dated as of June 6, 1997. Incorporated by reference to
        Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

21      Subsidiaries of the Registrant.

23.1    Consent of Deloitte & Touche LLP.

23.2    Report on schedules of Deloitte & Touche LLP.

27      Financial Data Schedule.

99.1    The Registrant's 1997 Employee Stock Purchase Plan.
        Incorporated by reference to the Registrant's Proxy
        Statement filed on or about April 29, 1997.

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

99.6 Proxy Statement for 1998 Annual Meeting of Shareholders filed on or prior to April 30, 1998.