Form 10-Q
period 1998-03-31
ACCEPTANCE INSURANCE COMPANIES INC
filed 1998-05-15
CIK 74783

============================================================
                                         SECURITIES AND EXCHANGE COMMISSION

                                               WASHINGTON, D.C.  20549

                                                      FORM 10-Q

[xx]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 1998

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

                                   YES  XX                    NO
                                       -----                      ----

The number of shares of each class of the Registrant's common stock outstanding on May 11, 1998 was:

         Class of Common Stock                     No. of Shares Outstanding
  Common Stock, $.40 Par Value                        15,451,149


=================================================================



                                         ACCEPTANCE INSURANCE COMPANIES INC.


                                                      FORM 10-Q

TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

         Item 1.           Financial Statements:

                  Consolidated Balance Sheets March 31, 1998 (unaudited) and December 31, 1997 (audited)

                  Consolidated Statements of Operations (unaudited) Three Months Ended March 31, 1998 and 1997

                  Consolidated Statements of Cash Flows (unaudited) Three Months Ended March 31, 1998 and 1997

                  Notes to Interim Consolidated Financial Statements
                  (unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K

         Signatures

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.           Financial Statements

                                         ACCEPTANCE INSURANCE COMPANIES INC.
                                             CONSOLIDATED BALANCE SHEETS
                                                   (in thousands)
                                                                 March 31,                    December 31,
                                                                   1998                          1997
                                                                 ---------                    ------------
                                                                 (unaudited)                    (audited)
ASSETS
Investments:
Fixed maturities available-for-sale                              $ 387,881                    $ 322,799
Marketable equity securities -
  preferred stock                                                   48,427                       53,309
Marketable equity securities -
  common stock                                                      34,769                       30,847
Mortgage loans and other investments                                10,068                       10,248
Real estate                                                          3,325                        3,329
Short-term investments, at cost,
  which approximates market                                         29,686                       32,185
                                                                 ---------                    ---------
                                                                   514,156                      452,717

Cash                                                                 7,143                        8,048
Investment in Major Realty
  Corporation                                                        5,422                        9,183
Receivables, net                                                   142,300                      180,793
Reinsurance recoverable on unpaid
  loss and loss adjustment expenses                                143,920                      165,547
Prepaid reinsurance premiums                                        52,664                       53,208
Property and equipment, net                                         15,550                       15,588
Deferred policy acquisition costs                                   32,235                       30,328
Excess of cost over acquired net
  assets                                                            35,300                       35,567
Deferred income tax                                                 14,335                       15,842
Other assets                                                        17,532                       12,632
                                                                 ---------                    ---------
       Total assets                                              $ 980,557                    $ 979,453
                                                                 =========                    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss adjustment expenses                              $ 409,765                    $ 428,653
Unearned premiums                                                  163,179                      157,134
Amounts payable to reinsurers                                       29,241                       17,955
Accounts payable and accrued
  liabilities                                                       20,985                       27,166
Company - obligated mandatorily
  redeemable Preferred Securities of
  AICI  Capital Trust, holding
  solely Junior Subordinated Debentures
  of the Company                                                    94,875                       94,875
                                                                 ---------                    ---------
 Total liabilities                                                 718,045                      725,783

Contingencies                                                        --                           --

Stockholders' equity:
  Preferred stock, no par value,
   5,000,000 shares authorized,
   none issued                                                       --                           --
Common stock, $.40 par value,
  40,000,000 shares authorized,
  15,448,654 and 15,421,247
  shares issued                                                      6,180                        6,168
Capital in excess of par value                                     198,336                      198,080
Unrealized gain on available-
  for-sale securities, net of tax                                    9,302                        6,885
Retained earnings                                                   52,902                       46,745
                                                                 ---------                    ---------
                                                                   266,720                      257,878
Less:
Treasury stock, at cost, 209,519
  shares                                                            (3,979)                      (3,979)
Contingent stock, 20,396 shares                                     (  229)                      (  229)
                                                                 ---------                    ---------
Total stockholders' equity                                         262,512                      253,670
                                                                 ---------                    ---------
Total liabilities and
  stockholders' equity                                           $ 980,557                    $ 979,453
                                                                 =========                    =========

The accompanying notes are an integral part of the interim consolidated financial statements.

                                         ACCEPTANCE INSURANCE COMPANIES INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                 for the three months ended March 31, 1998 and 1997
                                        (in thousands, except per share data)
                                                     (unaudited)

                                                                   1998                         1997
                                                                 --------                     --------
Revenues:
Insurance premiums earned                                        $ 69,003                     $ 71,062
Net investment income                                               6,920                        6,520
Net realized capital gains                                          2,841                        1,311
                                                                 --------                     --------
                                                                   78,764                       78,893

Costs and expenses:
Costs of revenues:
Insurance losses and loss
  adjustment expenses                                              46,301                       49,807
Insurance underwriting expenses                                    21,200                       22,044
General and administrative expenses                                   656                          524
                                                                 --------                     --------
                                                                   68,157                       72,375
                                                                 --------                     --------
Operating profit                                                   10,607                        6,518
                                                                 --------                     --------

Other income (expense):
Interest expense                                                   (2,165)                      (1,157)
Share of net loss of investee                                        (704)                         (54)
Other, net                                                             34                           16
                                                                 --------                     --------
                                                                   (2,835)                      (1,195)
                                                                 --------                     --------
Income before income taxes                                          7,772                        5,323
Income tax expense (benefit):
Current                                                             1,409                       (1,421)
Deferred                                                              205                        2,830
                                                                 --------                     --------
Net income                                                       $  6,158                     $  3,914
                                                                 ========                     ========
Net income per share:
Basic                                                            $    .40                     $    .26
                                                                 ========                     ========
Diluted                                                          $    .40                     $    .26
                                                                 ========                     ========

The accompanying notes are an integral part of the interim consolidated financial statements.

/TABLE

                                         ACCEPTANCE INSURANCE COMPANIES INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 for the three months ended March 31, 1998 and 1997
                                                   (in thousands)
                                                     (unaudited)

                                                                   1998                         1997
                                                                 --------                     --------
Cash flows from operating activities:
Net income                                                       $  6,158                     $  3,914
Net adjustment to reconcile net
  income to net cash provided by
  operating activities                                             48,457                       21,250
                                                                 --------                     --------
Net cash provided by operating
  activities                                                       54,615                       25,164
                                                                 --------                     --------
Cash flows from investing activities:
Proceeds from sales of investments
  available-for-sale                                               31,308                       11,877
Proceeds from maturities of
  investments                                                       1,223                        2,712
Proceeds from maturities of
  investments available-for-sale                                   19,138                       17,096
Purchases of investments                                             (985)                      (1,819)
Purchases of investments available-
  for-sale                                                       (107,804)                     (64,519)
Purchases of property and equipment                                (1,075)                      (1,773)
                                                                 --------                     --------
Net cash used for investing
  activities                                                      (58,195)                     (36,426)
                                                                 --------                     --------
Cash flows from financing activities:
Proceeds from issuance of common
  stock                                                               268                          175
                                                                 --------                     --------
Net cash provided by financing
  activities                                                          268                          175
                                                                 --------                     --------
Net increase (decrease) in cash and
  short-term investments                                           (3,312)                     (11,087)
Cash and short-term investments at
  beginning of period                                              38,316                       41,627
                                                                 --------                     --------
Cash and short-term investments at
  end of period                                                  $ 35,004                     $ 30,540
                                                                 ========                     ========
Supplemental disclosure of cash
  flow information:
Cash paid during the period for
  interest                                                       $  2,135                     $  1,134
                                                                 ========                     ========
Cash paid during the period for
  income taxes                                                   $      4                     $      0
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

         Management's Opinion

         The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company's financial position as of March 31, 1998 and December 31, 1997, and the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997.

         Statements of Cash Flows

         The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of March 31, 1998 approximately $1,825,000 of short-term investments had a maturity date at acquisition of greater than three months.


         Recent Statements of Financial Accounting Standards


         In February 1997, the Financial Accounting Standards Board
         (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128)," Earnings Per Share". This statement establishes accounting standards for the presentation of basic and diluted earnings per share. In addition, SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic and diluted EPS computations. The Company adopted SFAS No. 128 in 1997 and accordingly, earnings per share has been restated for all periods presented.

         In February 1997, the FASB issued SFAS No. 129," Disclosure of Information about Capital Structure". This statement establishes standards for disclosing information about an entity's capital structure. The Company adopted SFAS No. 129 in 1997. SFAS No. 129 contains no change in disclosure requirements for entities that were previously subject to the requirements of Accounting Principles Board Opinions Nos. 10 and 15 and SFAS No. 47 and as such the adoption of SFAS No. 129 did not have any effect on the Company's reporting.

         In June 1997, the FASB issued SFAS No. 130," Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in shareholders' equity that result from recognized transactions and other economic events of the period, other than transactions with owners in their capacity as owners. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. See Note 8.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS No. 131 may result in additional disclosures in the Company's financial statements but will not impact the Company's reported net income or net income per share.

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


2.       Investments:

         The amortized cost and related market values of debt and equity securities in the accompanying balance sheets are as follows (in thousands):

                                      Gross      Gross
                       Amortized Unrealized Unrealized  Market
                         Cost      Gains     Losses     Value
                       --------- ---------- ---------- -------

March 31, 1998:
Fixed maturities
 available-for-sale:
U.S. Treasury and
 government
 securities                              $138,642         $    532          $     48          $139,126
States, municipalities
 and political
 subdivisions                             142,380            3,783               182           145,981
Mortgage-backed
 securities                                56,276               35             2,420            53,891
Other debt securities                      49,336            1,082             1,535            48,883
                                         --------         --------          --------          --------
                                         $386,634         $  5,432          $  4,185          $387,881
                                         ========         ========          ========          ========
Marketable equity
 securities -
 preferred stock                         $ 46,405         $  2,131          $    109          $ 48,427
                                         ========         ========          ========          ========
Marketable equity
 securities -
 common stock                            $ 23,727         $ 11,799          $    757          $ 34,769
                                         ========         ========          ========          ========

December 31, 1997:
Fixed maturities
 available-for-sale:
U.S. Treasury and
 government
 securities                              $104,039         $    536          $     41           104,534
States, municipalities
 and political
 subdivisions                             129,378            4,520                38           133,860
Mortgage-backed
 securities                                48,056              132             3,381            44,807
Other debt securities                      40,131              792             1,325            39,598
                                         --------         --------          --------          --------
                                         $321,604         $  5,980          $  4,785          $322,799
                                         ========         ========          ========          ========
Marketable equity
 securities -
 preferred stock                         $ 51,185         $  2,291          $    167          $ 53,309
                                         ========         ========          ========          ========
Marketable equity
 securities -
 common stock                            $ 23,574         $  8,439          $  1,166          $ 30,847
                                         ========         ========          ========          ========


3.       Insurance Premiums and Claims:

         Insurance premiums written and earned by the Company's insurance subsidiaries for the three months ended March 31, 1998 and 1997 are as follows (in thousands):

                                                                   1998                         1997
                                                                 --------                     --------
Direct premiums written                                          $128,328                     $120,376
Assumed premiums written                                            9,032                        4,969
Ceded premiums written                                            (61,768)                     (54,030)
                                                                 --------                     --------
Net premiums written                                             $ 75,592                     $ 71,315
                                                                 ========                     ========
Direct premiums earned                                           $121,671                     $115,905
Assumed premiums earned                                             9,644                        3,956
Ceded premiums earned                                             (62,312)                     (48,799)
                                                                 --------                     --------
Net premiums earned                                              $ 69,003                     $ 71,062
                                                                 ========                     ========

         Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $23,417,000 and $15,021,000 for the three months ended March 31, 1998 and 1997, respectively.


4.       Bank Borrowings:

         On June 6, 1997, the Company amended its borrowing arrangements with its bank lenders providing a $100 million five-year Revolving Credit Facility. In August 1997, the Company used the net proceeds from the issuance of Junior Subordinated Debentures to repay the Company's outstanding indebtedness of $90 million under the Revolving Credit Facility. As a result of the issuance of the Junior Subordinated Debentures, the Revolving Credit Facility was reduced from $100 million to $65 million. The Company selects its interest rate as either the prime rate or LIBOR plus a margin of .50% to 1.25% depending on the Company's debt to equity ratio. Interest is payable quarterly. At March 31, 1998, the Company had no outstanding indebtedness under this arrangement.

5.       Company-obligated mandatorily redeemable Preferred
         Securities of AICI Capital Trust, holding solely Junior
         Subordinated Debentures of the Company:

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

         The Company owns all of the common securities (the "Common Securities") of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust's assets. The assets of the Issuer Trust consist solely of the Company's 9% Junior Subordinated Debentures due 2027 which were issued August 4, 1997 and August 18, 1997 in an amount equal to the total of the Preferred Securities and the Common Securities. The Company primarily used the net proceeds in the amount of approximately $90.9 million from the sale of the Junior Subordinated Debentures to pay down the $90.0 million of borrowings under its Revolving Credit Facility.

         Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemption provisions, all as described in the Junior Debenture Indenture. At March 31, 1998, the Company had $94.875 million outstanding at a weighted average interest cost of 9.1%.

6.       Income Taxes:

         As of March 31, 1998, management believes it is more likely than not that the Company will realize a portion of the deferred tax asset. The valuation allowance at March 31, 1998 primarily relates to capital loss items whose realization is uncertain. The net deferred tax asset is as follows (in thousands):

                                                                 March 31,                    December 31,
                                                                   1998                           1997
                                                                 ---------                    ------------
Unpaid losses and loss adjustment
  expenses                                                        11,636                       12,311
Unearned premiums                                                  7,736                        7,275
Allowances for doubtful accounts                                   1,789                        1,745
Other                                                              2,859                        2,618
Major Realty basis difference                                      8,637                        8,391
                                                                 -------                      -------
Deferred tax asset                                                32,657                       32,340
                                                                 -------                      -------
Deferred policy acquisition costs                                (11,282)                     (10,615)
Other                                                             (1,955)                      (1,064)
Unrealized gain on fixed maturities
  available-for-sale                                                (437)                        (418)
Unrealized gain on marketable
  equity securities                                               (4,573)                      (3,289)
                                                                 -------                      -------
Deferred tax liability                                           (18,247)                     (15,386)
                                                                 -------                      -------
                                                                  14,410                       16,954
Valuation allowance                                                  (75)                      (1,112)
                                                                 -------                      -------
Net deferred tax asset                                           $14,335                      $15,842
                                                                 =======                      =======



         Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements as follows (in thousands):

                                                                         March 31,
                                                                 ------------------------
                                                                   1998                         1997
                                                                 --------                     --------
Computed U.S. federal income taxes                               $  2,721                     $  1,873
Nondeductible amortization of
  goodwill and other intangibles                                      109                          142
Tax-exempt interest income                                           (570)                        (410)
Dividends received deduction                                         (239)                        (296)
Recognition of a portion of the
  deferred tax asset                                               (1,036)                        --
Other                                                                 629                          100
                                                                 --------                     --------
Income taxes provided                                            $  1,614                     $  1,409
                                                                 ========                     ========


7.       Net Income Per Share:

         Basic and diluted net income per share for the three months ended March 31, 1998, and 1997 are as follows:

                                                                         March 31,
                                                                 ------------------------
                                                                   1998                         1997
                                                                 --------                     --------
Net income                                                       $  6,158                     $  3,914
                                                                 ========                     ========
Weighted average common shares
  outstanding                                                      15,210                       14,990
Dilutive effect of contingent
  shares                                                               21                           75
Dilutive effect of stock options                                      224                          229
                                                                 --------                     --------
Diluted weighted average common
  and equivalent shares outstanding                                15,455                       15,294
                                                                 ========                     ========
Basic net income per share                                          $0.40                        $0.26
                                                                 ========                     ========
Diluted net income per share                                        $0.40                        $0.26
                                                                 ========                     ========

8.       Comprehensive Income:

         Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The comprehensive income, with the associated per share data, for the three months ended March 31, 1998, and 1997 are as follows:


                                                                         March 31,
                                                                 -------------------------
                                                                   1998                         1997
                                                                 ---------                    ---------
Net income                                                       $ 6,158                      $ 3,914
Other Comprehensive income (loss):
Net unrealized gains (losses) on
  securities                                                       2,417                         (847)
                                                                 -------                      -------
Comprehensive income                                             $ 8,575                      $ 3,067
                                                                 =======                      =======

Shares - Basic                                                    15,210                       14,990
Shares - Diluted                                                  15,455                       15,294

Net income per share - Basic                                        0.40                         0.26
Comprehensive income per share
  - Basic                                                           0.56                         0.20

Net income per share - Diluted                                      0.40                         0.26
Comprehensive income per share
  - Diluted                                                         0.55                         0.20


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

The Company's results are significantly impacted by its crop business, particularly its MPCI line. Results from the crop lines are not generally known until the third and fourth quarters of the year, after crops are harvested. Crop results are particularly dependent on events beyond the Company's control, notably weather conditions during the crop growing season in the states where the Company writes a substantial amount of its crop insurance, and, with the introduction of the Company's Crop Revenue Coverage, the market price of grains on various commodity exchanges. Additionally, federal regulations governing aspects of crop insurance are frequently modified, and any such changes may impact crop insurance results.

Forward-looking information set forth herein does not take into account any impact from any adverse weather conditions during the 1998 crop season, or the various other factors noted above which may affect crop and non-crop operating results.

Three months ended March 31, 1998
Compared to three months ended March 31, 1997

The Company's operating profit and net income increased 62.7% and 57.3% respectively during the three months ended March 31, 1998 as compared to the same period in 1997. These improved results were principally a result of an improved loss and loss adjustment expense ratio and an increase in investment income and realized gains. These positive factors were partially offset by lower net premiums earned and an increase in interest expense.

The Company's loss and loss adjustment expense ratio declined from 70.1% during the three months ended March 31, 1997 to 67.1% during the three months ended March 31, 1998. This reduction in loss ratio resulted from improved results in the Company's Crop Division during the first quarter of 1998 versus the first quarter of 1997. During the first quarter of 1998, the Company recognized underwriting income of $3.2 million in its Crop Division as compared with $0.9 million during the first quarter of 1997. In both periods, the profit was derived from the recording of additional profit sharing from the previous year under the Company's Multi-Peril Crop Insurance (MPCI) program. The Company's estimate of its profit sharing under the MPCI program at December 31, 1997 was effected by a severe early winter snow storm which effected geographic areas where the Company had a high concentration of crop insurance. As the crops were harvested, the effect of this snow storm was minimal, and therefore, the Company made a larger adjustment during the first quarter of 1998 for its previous year's results than had occurred in 1997. The Company believes that the crop results for the first quarter of 1997 were more typical of a normal year than those experienced in the first quarter of 1998.

The underwriting results for the Company's Property and Casualty Divisions remained relatively constant at combined loss and expense ratios of 102.4% and 102.6% respectively in the first quarter of 1997 and the first quarter of 1998, as a slight reduction in the Company's loss and loss adjustment expense ratio from 70.4% during the first quarter of 1997 to 69.7% during the first quarter of 1998 was offset by an increase in the underwriting expense ratio from 32.0% during the first quarter of 1997 to 32.9% during the first quarter of 1998. In addition, the Company also experienced a decline in the net premiums earned of its Property and Casualty operations from $70.6 million during the three months ended March 31, 1997 to $66.0 million during the first three months of 1998. This decrease in net premiums earned was a result of lower premium writings in the nine months preceding the quarter ended March 31, 1998 as opposed to the quarter ended March 31, 1997. During the three months ended March 31, 1998, however, net written premiums did increase to $72.6 million from $70.8 million during the same period in 1997. Therefore, the Company expects earned premiums to begin to increase during subsequent quarters in 1998 in line with the increases in net written premium during the first quarter of 1998.

While the Company's underwriting loss and expense ratios in its Property and Casualty Divisions for the quarters ending March 31, 1998 and March 31, 1997 were quite similar, the loss ratios for the twelve months ended March 31, 1998 did improve considerably from those recorded in the twelve months ended March 31, 1997. The Company believes that this is indicative of the continued improvement in its Property and Casualty Divisions over the last year, but that the relatively level results of the most recent three months indicates that the degree of improvement in the Company's Property and Casualty Divisions is slowing.

The Company's operating profit was also positively impacted during the first quarter of 1998 as compared with the first quarter of 1997 by an increase in the Company's investment income of 6.1% and an increase in net realized capital gains of 116.7%. The increase in the Company's net investment income resulted from an increase in the average size of the Company's portfolio from $423.7 million during the three months ended March 31, 1997 to $471.8 million during the three months ended March 31, 1998.
This increase in the size of the portfolio was offset somewhat by a decrease in the annualized investment yield of the portfolio from 6.2% during the three months ended March 31, 1997 to 5.9% during the three months ended March 31, 1998. This decrease in annualized investment yield was principally a result of an increase in the amount of tax advantaged securities within the Company's portfolio during the first quarter of 1998 as compared to the first quarter of 1997, an overall lower interest rate environment, and to a lessor extent, an increase in the size of the Company's investments in common stock. A lower interest rate environment and positive results in the stock market provided the Company with additional opportunities to realize gains in the Company's investment portfolio during the first quarter of 1998.

The Company's net income during the first three months of 1998 as compared to the same period a year earlier was adversely effected by an increase in the interest expense of approximately $1.0 million or 87.1%. This increase in interest expense was a result of both an increase in the Company's outstanding debt from $69.0 million during the three months ended March 31, 1997 to $94.9 million during the three months ended March 31, 1998, and an increase in the average interest rate from 6.7% for the three months ended March 31, 1997 to 9.1% during the three months ended March 31, 1998. The increased borrowings during the second quarter of 1997 were used to add statutory surplus to the Company's insurance company subsidiaries. The increase in the Company's average interest rate paid resulted from the issuance of $94.875 million in Trust Preferred Securities and the retirement of the Company's outstanding bank debt during the third quarter of 1997 (See Liquidity and Capital Resources).

As of March 31, 1998 and 1997, the Company held an approximate 33% equity investment in Major Realty Corporation, a publicly traded real estate company engaged in the ownership and development of its undeveloped land in Orlando, Florida. On March 6, 1998, the Company, with certain stockholders of Major Realty who together hold a majority interest in Major Realty, entered into a Stockholder Agreement with an outside party whereby Major Realty will be merged with this outside party and all shares of Major Realty will be converted into the right to receive cash. During the first quarter of 1998, this transaction was recorded as a net loss from investee of approximately $.7 million and a tax benefit to income tax expense of approximately $.7 million. Thus, this transaction, net of tax, did not have a material effect on the results of the three months ended March 31, 1998. The Company anticipates the closing of the merger to occur in the second quarter of 1998 without further impact on its earnings.

Recent Statement of Financial Accounting Standards

In February 1997, the Financial Accounting Standards board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share." This statement establishes accounting standards for the presentation of basic and diluted earnings per share. In addition, SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic and diluted EPS computations. The Company adopted SFAS No. 128 in 1997 and accordingly, earnings per share has been restated for all periods presented.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. The Company adopted SFAS No. 129 in 1997. SFAS No. 129 contains no change in disclosure requirements for entities that were previously subject to the requirements of Accounting Principles Board Opinions Nos. 10 and 15 and SFAS No. 47 and as such the adoption of SFAS No. 129 did not have any effect on the Company's reporting.

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

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS No. 131 may result in additional disclosures in the Company's financial statements.

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

In August 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the "Issuer Trust") issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). The Company owns all of the common securities (the "Common Securities") of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust's assets. The assets of the Issuer Trust consist solely of the Company's 9% Junior Subordinated Debentures due 2027 which were issued in August of 1997 in an amount equal to the Preferred Securities and the Common Securities. The Company primarily used the net proceeds in the amount of $90.9 million from the sale of the Junior Subordinated Debentures to pay down the $90.0 million of borrowings under its Revolving Credit Facility. Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemptive provisions, all described in the Junior Debenture Indenture. At March 31, 1998, the Company had $94.875 million outstanding at a weighted annual interest cost of 9.1%.

As of March 31, 1998, the Company maintains a five-year revolving credit facility (the "Revolving Credit Facility") with its bank lenders in the amount of $65 million. The Company selects its interest rate at either the prime rate or LIBOR plus a margin which varies depending on the Company's funded debt to equity ratio. Interest is payable quarterly. During the first quarter of 1998, the Company had no outstanding indebtedness under this arrangement. The Revolving Credit Facility contains covenants which do not permit the payment of dividends by the Company, requires the Company to maintain certain operating and debt service coverage ratios, requires maintenance of specific levels of surplus and requires the Company to meet certain tests established by the regulatory authorities.

As of March 31, 1998, the Company held cash and invested assets, excluding investment in subsidiaries, of $11.9 million.

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

The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. Commencing with the 1997 years, the Company receives a profit share in cash, with 60% of the amount in excess of 17.5% of its MPCI Retention (as defined in the profit sharing agreement) in any year carried forward to future years, or it must pay its share of losses. Prior to the 1997 year, the amount carried forward to future years was any amount in excess of 15% of its MPCI retention. The Company recognized $52.6 million during 1997 and the first quarter of 1998 in profit sharing earned on 1997 MPCI business. With the change in profit sharing payment rules including amounts payable for the 1997 crop year, the Company received $57.0 million in payments under the MPCI program in February of 1998.

Changes in Financial Condition

The Company's stockholders' equity increased by approximately $8.8 million at March 31, 1998 as compared to December 31, 1997. The principal components of this increase were net income of $6.2 million during the first three months of 1998 and an increase in the value of the Company's investment portfolio causing the unrealized gain on available-for-sale securities, net of tax, to improve from $6.9 million at December 31, 1997 to $9.3 million at March 31, 1998. This change in the unrealized gain on available-for-sale securities was almost entirely attributable to an improvement in the unrealized gain in the Company's equity portfolio.


Consolidated Cash Flows

Cash provided by operating activities was positive during the three months ended March 31, 1998 and 1997, with $54.6 million and $25.2 million in positive cash flow during the two periods respectively. The major component of this cash flow during both periods was profit sharing payments received from the federal government under the Company's MPCI crop insurance program. During the first three months of 1997, this component of operating cash flows was $25.5 million while in the first three months of 1998, it was $57.0 million.

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

The Company has identified the computer system applications that require modification to be Year 2000 compliant. The Company has developed a corrective plan whereby internal and external resources are being utilized to make the necessary modifications to and testing of the Company's computer systems. While some of the Company's computer systems are currently Year 2000 compliant, management expects the remaining systems to be Year 2000 compliant by December 31, 1998. The Company expensed costs relating to the Year 2000 issue of approximately $0.5 million during the three months ended March 31, 1998, and anticipates an additional $1.3 to $2.0 million of expenses to complete the project. The estimated costs and estimated date of completion of the Year 2000 project is based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ from the Company's plan.

In addition, the Company is communicating with others with which it does business to determine if they are Year 2000 compliant. However, there can be no guarantee that the systems of these companies will achieve Year 2000 compliance in a timely manner.



PART II.  OTHER INFORMATION
---------------------------
ACCEPTANCE INSURANCE COMPANIES INC.

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



                                        ACCEPTANCE INSURANCE COMPANIES INC.

May 11, 1998                                         /s/      KENNETH C. COON
                                            ---------------------------------
                                                     Kenneth C. Coon
                                                     Chief Executive Officer

May 11, 1998                                         /s/      GEORGIA M. MACE
                                                --------------------------------
                                                     Georgia M. Mace
                                               Treasurer and Chief Financial
                                                       Officer

                                         ACCEPTANCE INSURANCE COMPANIES INC.
                                            QUARTERLY REPORT ON FORM 10-Q
                                      FOR THE THREE MONTHS ENDED MARCH 31, 1998

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

4.3               Form of Preferred Security (included in Exhibit 4.8).
                  Incorporated by reference to Form S-3 Registration No. 33-28749, filed July 29,1997.

4.4               Form of Guarantee Agreement between Acceptance
                  Insurance Companies Inc. and Bankers Trust Company. Incorporated by reference to Form S-3 Registration No. 33-28749, filed July 29,1997.

4.5               Form of Junior Subordinated Indentures between
                  Acceptance Insurance Companies Inc., and Bankers Trust Company. Incorporated by reference to Form S-3
                  Registration No. 33-28749, filed July 29,1997.

4.6               Certification of Trust of AICI Capital Trust.
                  Incorporated by reference to Form S-3 Registration No. 33-28749, filed July 29, 1997.

4.7 Trust Agreement between Acceptance Insurance Companies Inc. and Bankers Trust (Delaware). Incorporated by reference to Form S-3 Registration No. 33-28749, filed July 29,1997.

4.8 Form of Amended and Restated Trust Agreement among Acceptance Insurance Companies Inc., Bankers Trust Company and Bankers Trust (Delaware). Incorporated by reference to Form S-3 Registration No. 33-28749, July 29, 1997.

4.9 Form of Stock Certificate representing shares of Acceptance Insurance Companies Inc., Common Stock, $.40 par value. Incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,1992.

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

10.5 $100,000,000 Amended and Restated Credit Agreement by and among the Registrant, The First National Bank of Chicago, Comerica Bank, First National Bank of Omaha, First Bank, N.A., Wells Fargo Bank, National Association and Mercantile Bank, N.A. and The First National Bank of Chicago, As Agent, and Comerica Bank, First National Bank of Omaha, and First Bank N.A., As Co-Agents, dated as of June 6,1997. Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30,1997.

27                Financial Data Schedule.

99.1              The Registrant's 1997 Employee Stock Purchase
                  Plan. Incorporated by reference to the
                  Registrant's Proxy Statement filed on or about
                  April 29,1997.

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