Form 10-Q
period 1998-06-30
ACCEPTANCE INSURANCE COMPANIES INC
filed 1998-08-13
CIK 74783

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

                                   YES XX NO

The number of shares of each class of the Registrant's common stock outstanding on August 6, 1998 was:

          Class of Common Stock              No. of Shares Outstanding
        Common Stock, $.40 Par Value              14,529,504





                       ACCEPTANCE INSURANCE COMPANIES INC.


                                    FORM 10-Q

                                TABLE OF CONTENTS




PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements:

                Consolidated Balance Sheets June 30, 1998 (unaudited) and December 31, 1997 (audited)

                Consolidated Statements of Operations (unaudited)
                Three Months and Six Months Ended June 30, 1998
                and 1997

                Consolidated Statements of Cash Flows (unaudited)
                Six Months Ended June 30, 1998 and 1997

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

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 6. Exhibits and Reports on Form 8-K

         Signatures




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                         ACCEPTANCE INSURANCE COMPANIES INC.
                               CONSOLIDATED BALANCE SHEETS
                                     (in thousands)

                                                                                    June 30,    December 31,
                                                                                     1998           1997
                                                                                (unaudited)      (audited)
ASSETS
Investments:
   Fixed maturities available-for-sale.....................................       $  386,755      $ 322,799
   Marketable equity securities - preferred stock..........................           35,048         53,309
   Marketable equity securities - common stock.............................           35,708         30,847
   Mortgage loans and other investments....................................            9,968         10,248
   Real estate.............................................................            3,322          3,329
   Short-term investments, at cost, which approximates
     market................................................................           51,463         32,185

                                                                                     522,264        452,717

Cash.......................................................................            6,214          8,048
Investment in Major Realty Corporation.....................................              --           9,183
Receivables, net...........................................................          138,579        180,793
Reinsurance recoverable on unpaid loss and loss
  adjustment expenses......................................................          233,251        165,547
Prepaid reinsurance premiums...............................................           61,405         53,208
Property and equipment, net................................................           15,673         15,588
Deferred policy acquisition costs..........................................           32,019         30,328
Excess of cost over acquired net assets....................................           35,020         35,567
Deferred income tax........................................................            4,862         15,842
Other assets...............................................................           18,424         12,632

       Total assets........................................................       $1,067,711      $ 979,453

         LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss adjustment expenses........................................       $  499,856      $ 428,653
Unearned premiums..........................................................          168,150        157,134
Amounts payable to reinsurers..............................................           25,964         17,955
Accounts payable and accrued liabilities...................................           12,782         27,166
Company - obligated manditorily redeemable Preferred Securities of
   AICI Capital Trust, holding solely Junior Subordinated Debentures
   of the Company..........................................................           94,875         94,875
        Total liabilities..................................................          801,627        725,783
Contingencies..............................................................             --             --

Stockholders' equity:
   Preferred stock, no par value, 5,000,000 shares
     authorized, none issued...............................................             --             --
   Common stock, $.40 par value, 40,000,000
     shares  authorized, 15,456,012 and 15,421,247
     shares issued.........................................................            6,182          6,168
   Capital in excess of par value..........................................          198,470        198,080
   Accumulated other comprehensive income, net of tax......................            8,335          6,885
   Retained earnings.......................................................           57,305         46,745

                                                                                     270,292        257,878
Less:
Treasury stock, at cost, 209,520 and 209,519 shares........................           (3,979)        (3,979)
Contingent stock, 20,396 shares...........................................              (229)          (229)
   Total stockholders' equity..............................................          266,084        253,670
   Total liabilities and stockholders' equity..............................       $1,067,711      $ 979,453

                 The accompanying notes are an integral part of the interim consolidated financial statements.



                       ACCEPTANCE INSURANCE COMPANIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        for the three months and six months ended June 30, 1998 and 1997
                      (in thousands, except per share data)
                                   (unaudited)

                                                                           Three Months                           Six Months

                                                                  1998            1997              1998              1997
Revenues:
   Insurance premiums earned...............................    $ 72,084         $72,944          $141,087             $144,006
   Net investment income...................................       7,212           6,791            14,132               13,311
   Net realized capital gains..............................       2,642           2,020             5,483                3,331
                                                                 81,938          81,755           160,702              160,648
Costs and expenses:
   Costs of revenues:
     Insurance losses and loss adjustment expenses.........      51,482          52,588            97,783              102,395
     Insurance underwriting expenses.......................      21,665          21,459            42,865               43,503
General and administrative expenses                                 562             573             1,218                1,097
                                                                 73,709          74,620           141,866              146,995
Operating profit...........................................       8,229           7,135            18,836               13,653

Other income (expense):
   Interest expense........................................      (2,165)         (1,247)           (4,330)              (2,404)
   Loss on investee........................................         --              (63)             (704)                (117)
   Other, net..............................................         (91)             (4)              (57)                  12
                                                                 (2,256)         (1,314)           (5,091)              (2,509)

Income before income taxes ................................       5,973           5,821            13,745               11,144
Income tax expense (benefit):
     Current...............................................      (8,423)          2,390            (7,014)                 969
     Deferred..............................................       9,994            (811)           10,199                2,019

Net income.................................................    $  4,402         $ 4,242         $  10,560            $   8,156

Net income per share:
   Basic  .................................................    $    .29         $   .28         $     .69            $     .54

   Diluted.................................................    $    .29         $   .28         $     .68            $     .53


               The accompanying notes are an integral part of the
                   interim consolidated financial statements.



                       ACCEPTANCE INSURANCE COMPANIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 1998 and 1997
                                 (in thousands)
                                   (unaudited)

                                                                                              1998               1997

Cash flows from operating activities:
   Net income........................................................................     $   10,560          $   8,156
   Net adjustment to reconcile net income to net cash provided by
     operating activities............................................................         50,891             19,995

       Net cash provided by operating activities.....................................         61,451             28,151

Cash flows from investing activities:
   Proceeds from sales of investments available-for-sale.............................         75,287             45,717
   Proceeds from maturities of investments ..........................................          1,970              3,932
   Proceeds from maturities of investments available-for-sale........................         43,388             26,662
   Purchases of investments..........................................................         (1,666)            (5,837)
   Purchases of investments available-for-sale.......................................       (161,123)           (86,907)
   Purchases of property and equipment...............................................         (2,177)            (6,383)

        Net cash used for investing activities.......................................        (44,321)           (22,816)


Cash flows from financing activities:
   Proceeds from bank borrowings.....................................................            --              21,000
   Proceeds from issuance of common stock............................................            404                820

        Net cash provided by financing activities....................................            404             21,820

Net increase in cash and short-term investments......................................         17,534             27,155
Cash and short-term investments at beginning of period...............................         38,316             41,627

Cash and short-term investments at end of period.....................................     $   55,850          $  68,782

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest..........................................     $    4,269          $   2,721
   Cash paid during the period for income taxes......................................     $       97          $  (1,878)





               The accompanying notes are an integral part of the
                   interim consolidated financial statements.









                       ACCEPTANCE INSURANCE COMPANIES INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1. Summary of Significant Accounting Policies:

   Principles of Consolidation

   The Company's consolidated financial statements include the accounts of Acceptance Insurance Companies Inc. and its subsidiaries (the "Company"). All significant intercompany transactions have been eliminated.

   Management's Opinion

   The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company's financial position as of June 30, 1998 and December 31, 1997, and the results of operations for the three months and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997.

   Statements of Cash Flows

   The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of June 30, 1998 approximately $1,827,000 of short-term investments had a maturity date at acquisition of greater than three months.

   Recent Statements of Financial Accounting Standards

   In June 1997, the Financial Accounting Standards Board (FASB)issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130),
   " Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in shareholders' equity that result from recognized transactions and other economic events of the period, other than transactions with owners in their capacity as owners. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. See Note 8.


   In June 1997, the FASB issued SFAS No. 131," Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS No. 131 may result in additional disclosures in the Company's financial statements but will not impact the Company's reported net income or net income per share.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.
   SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15,1999. Management is currently evaluating the impact of SFAS No.133 on the Company's consolidated financial statements.

   Reclassifications

   Certain prior year accounts have been reclassified to conform with current period presentation.



2. Investments:

   The amortized cost and related estimated fair values of debt and equity securities in the accompanying balance sheets are as follows (in thousands):



                                                                       Gross               Gross          Estimated
                                                     Amortized       Unrealized          Unrealized          Fair
                                                       Cost            Gains               Losses            Value
June 30, 1998:
   Fixed maturities available-for- sale:
   U.S. Treasury and government
     securities.............................     $ 129,275          $        604     $      32              $ 129,847
   States, municipalities and political
     subdivisions...........................       142,786                 3,941           164                146,563
  Mortgage-backed securities...............         56,970                   128         1,474                 55,624
   Other debt securities....................        55,739                 1,138         2,156                 54,721

                                                 $ 384,770          $      5,811     $   3,826              $ 386,755
   Marketable equity securities -
     preferred stock........................     $  33,311          $      1,737     $    --                $  35,048


   Marketable equity securities -
     common stock...........................     $  26,608          $     10,804     $   1,704               $ 35,708

December 31, 1997:
   Fixed maturities available-for-sale:
   U.S. Treasury and government
     securities.............................     $ 104,039          $        536      $     41              $ 104,534
   States, municipalities and political
     subdivisions...........................       129,378                 4,520            38                133,860
   Mortgage-backed securities...............        48,056                   132         3,381                 44,807
   Other debt securities....................        40,131                   792         1,325                 39,598

                                                 $ 321,604          $      5,980      $  4,785              $ 322,799

   Marketable equity securities -
     preferred stock........................     $  51,185          $      2,291      $    167              $  53,309

   Marketable equity securities -
     common stock...........................     $  23,574          $      8,439      $  1,166              $  30,847







3.       Insurance Premiums and Claims:

         Insurance premiums written and earned by the Company's insurance subsidiaries for the three months and six months ended June 30, 1998 and 1997 are as follows (in thousands):

                                                                       Three Months                     Six Months
                                                                  1998            1997             1998           1997
         Direct premiums written..........................    $  157,057        $138,512       $  285,385       $258,888
         Assumed premiums written.........................        11,025           7,315           20,057         12,284
         Ceded premiums written...........................       (99,781)        (73,952)        (161,549)      (127,982)

              Net premiums written........................    $   68,301        $ 71,875       $  143,893       $143,190

         Direct premiums earned...........................    $  154,798        $133,931       $  276,469       $249,836
         Assumed premiums earned..........................         8,311           6,053           17,955         10,009
         Ceded premiums earned............................       (91,025)        (67,040)        (153,337)      (115,839)

              Net premiums earned.........................    $   72,084        $ 72,944       $  141,087       $144,006




         Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $127,291,000 and $74,710,000 for the three months ended June 30, 1998 and 1997, respectively. Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $150,708,000 and $89,731,000 for the six months ended June 30, 1998 and 1997, respectively.


4.       Bank Borrowings:

         On June 6, 1997, the Company amended its borrowing arrangements with its bank lenders providing a $100 million five-year Revolving Credit Facility. In August 1997, the Company used the net proceeds from the issuance of Junior Subordinated Debentures to repay the Company's outstanding indebtedness of $90 million under the Revolving Credit Facility. As a result of the issuance of the Junior Subordinated Debentures, the Revolving Credit Facility was reduced from $100 million to $65 million. The Company selects its interest rate as either the prime rate or LIBOR plus a margin of .50% to 1.25% depending on the Company's debt to equity ratio. Interest is payable quarterly. At June 30, 1998, the Company had no outstanding indebtedness under this arrangement. On August 5, 1998, the Company borrowed $8 million under this arrangement (See Note 9).

5. Company-obligated mandatorily redeemable Preferred Securities of AICI Capital Trust, holding solely Junior Subordinated Debentures of the
         Company:

         In August of 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the "Issuer Trust") issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). The Company owns all of the common securities (the "Common Securities") of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust's assets. The assets of the Issuer Trust consist solely of the Company's 9% Junior Subordinated Debentures due 2027 which were issued in August of 1997 in an amount equal to the total of the Preferred Securities and the Common Securities. The Company primarily used the net proceeds in the amount of approximately $90.9 million from the sale of the Junior Subordinated Debentures to pay down the $90.0 million of borrowings under its Revolving Credit Facility.

         Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemption provisions, all as described in the Junior Debenture Indenture. At June 30, 1998, the Company had $94.875 million outstanding at a weighted average interest cost of 9.1%.






6.       Income Taxes:

         As of June 30, 1998, management believes it is more likely than not that the Company will realize a portion of the deferred tax asset. The valuation allowance at June 30, 1998 primarily relates to capital loss items whose realization is uncertain. The net deferred tax asset is as follows (in thousands):




                                                                                          June 30,           December 31,
                                                                                            1998                 1997
         Unpaid losses and loss adjustment expenses...........................              $11,547            $12,311
         Unearned premiums....................................................                7,472              7,275
         Allowances for doubtful accounts ....................................                2,004              1,745
         Other................................................................                1,407              2,618
         Major  Realty basis difference.......................................                  --               8,391
         Deferred tax asset...................................................               22,430             32,340


         Deferred policy acquisition costs....................................              (11,207)           (10,615)
         Other................................................................               (1,798)            (1,064)
         Unrealized gain on fixed maturites available-for-sale................                 (695)              (418)
         Unrealized gain on marketable equity securities......................               (3,793)            (3,289)

         Deferred tax liability...............................................              (17,493)           (15,386)
                                                                                              4,937             16,954
         Valuation allowance..................................................                  (75)            (1,112)

         Net deferred tax asset...............................................              $ 4,862            $15,842




Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements as follows (in thousands):

                                                                                                       June 30,

                                                                                              1998             1997
         Computed U.S. federal income taxes...................................              $ 4,835           $  3,906
         Nondeductible amortization of goodwill and other intangibles.........                  221                284
         Tax-exempt interest income...........................................               (1,042)              (893)
         Dividends received deduction.........................................                 (516)              (612)
         Reduction of the valuation allowance ................................               (1,037)               --
         Other................................................................                  724                303

         Income taxes provided................................................              $ 3,185           $  2,988





 7.       Net Income Per Share:

          Basic and diluted net income per share for the three months and six months ended June 30, 1998, and 1997 are as follows:

                                                                   Three Months                              Six Months
                                                             1998                   1997              1998                1997
    Net income                                            $  4,402                $  4,242           $10,560             $ 8,156

        Weighted average common shares outstanding          15,221                  15,052            15,216              15,021
                Dilutive effect of contingent shares            21                      90                21                  83
                Dilutive effect of stock options               195                     186               209                 207

        Diluted weighted average common and equivalent
        shares outstanding                                  15,437                  15,328            15,446              15,311

        Basic net income per share                        $   0.29                $   0.28            $ 0.69              $ 0.54

        Diluted net income per share                      $   0.29                $   0.28            $ 0.68              $ 0.53

8.      Comprehensive Income:

        Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The comprehensive income for the three months and six months ended June 30, 1998, and 1997 are as follows:

                                                                   Three Months                              Six Months
                                                             1998                  1997               1998               1997
 Net income                                               $  4,402               $   4,242          $ 10,560            $  8,156
        Other comprehensive income (loss):
               Net unrealized gains (losses) on
               securities                                     (967)                  4,821             1,450               3,974
             Comprehensive income                            3,435                   9,063          $ 12,010            $ 12,130



9.      Stock Repurchase

        On June 1, 1998 the Company's Board of Directors authorized the repurchase of up to one million shares of its common stock. Purchases may be made from time to time in the open market and in private transations. The actual number of shares purchased will depend upon the price and prevailing market conditions. As if August 6,1998, the Company has repurchased 700,700 shares of its common stock at an average cost of $22.60 per share. The Company funded these repurchases using available cash and $8 million of borrowings under its Revolving Credit Facility.


PART 1.
ITEM 2.
                      ACCEPTANCE INSURANCE COMPANIES INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                Three months and six months ended June 30, 1998
          Compared to three months and six months ended June 30, 1997

The Company's net income for the three months and six months ended
June 30, 1998 increased 3.8% and 29.5% respectively from the same periods in 1997. The first six months of 1998 were positively impacted by an improvement in the Company's loss and loss adjustment expense ratio, an increase in investment income and realized gains, and a lower income tax rate. These positive factors were partially offset by lower net premiums earned, an increase in interest expense, and an increase in the expense ratio of the Company.

The Company's loss and loss adjustment expense ratio declined from 72.1% and 71.1% respectively during the three months and six months ended June 30, 1997 to 71.4% and 69.3% respectively during the three months and six months ended June 30, 1998. This reduction in the Company's loss ratio resulted from improved results in the Company's Crop Division and improved underwriting results in the Company's Property and Casualty Divisions during the first six months of 1998 as compared to the same period in 1997. During the first six months of 1998, the Company recognized underwriting income of $3.3 million in its Crop Division as compared with $1.1 million during the first six months of 1997. In both periods, the principal source of profits was derived from the recording of additional profit sharing from the previous year under the Company's Multi-Peril Crop Insurance (MPCI) program. The Company's estimate of its profit sharing under the MPCI program at December 31, 1997 was affected by a severe early winter snow storm which affected geographic areas where the Company had a high concentration of crop insurance. As the crops were harvested, the effect of this snow storm was minimal, and therefore, the Company made a larger adjustment during the first six months of 1998 for its previous year's results than had occurred in 1997. In addition, the Company's loss and loss adjustment expense ratio in its Property and Casualty Divisions improved from 69.9% and 70.2% respectively during the three and six months ended June 30, 1997 to 69.0% and 69.3% respectively during the three and six months ended June 30, 1998. While the improvement in underwriting loss and loss adjustment expense ratio for the Property and Casualty Divisions for the six months ended June 30, 1998 was minor, the loss ratio for the twelve months ended June 30, 1998 was 72.1% as compared to a loss ratio for the twelve months ended June 30, 1997 of 77.6%, a considerable improvement. The Company believes that this is indicative of the continued improvement in its Property and Casualty Divisions over the last twelve months.

The improvement in the Company's loss and loss adjustment expense ratio during the first six months of 1998 as compared with the same period a year earlier was offset somewhat by a decline in net premiums earned as well as a slight increase in the Company's expense ratio. The Company's net premiums earned decreased by 1.2% and 2.0% during the three and six months ended June 30, 1998 as compared with the same periods in 1997. This decrease in net premiums earned resulted from an increase in the Company's premiums ceded to reinsurers, as the gross premiums written by the Company actually increased 15.3% and 12.6% during the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997. The increase in premiums ceded to reinsurers resulted from growth in lines of business where the Company cedes a higher percentage of its premiums to reinsurers. These lines included new programs where the Company historically takes less risk until it is confident regarding a program's performance as well as property lines where the costs of individual risk capacity and catastrophe protection result in more premiums ceded to reinsurers than in the Company's casualty programs.

The Company's expense ratio increased from 29.4% and 30.2% during the three and six months ended June 30, 1997 to 30.1% and 30.4% during the three and six months ended June 30, 1998. The principal reason for the increase in the expense ratio, was additional expenses the Company incurred in its project to update its information systems into a Year 2000 compliant mode. During the first six months of 1997, the Company's expenditures on this project were only $87,000 whereas during the first six months of 1998 these expenditures were approximately $900,000 (see Year 2000). Without the increased Year 2000 expenditures, the Company's expense ratio would have actually been less during the six months ended June 30, 1998 as compared to the same period a year earlier.

The Company's operating profit was also positively impacted during the three and six months ended June 30, 1998 as compared with the same periods in 1997 by an increase in the Company's investment income of 6.2% in both the three and six months ended June 30, 1998 and an increase in the net realized capital gains of 30.8% and 64.6% respectively during the three and six months ended June 30, 1998 as compared with the same periods a year earlier. The increase in the Company's net investment income resulted from an increase in the average size of the Company's portfolio from $444.9 million and $434.3 million during the three and six months ended June 30, 1997 to $502.6 million and $487.2 million during the three and six months ended June 30, 1998. This increase in the size of the portfolio was offset somewhat by a decrease in the annualized investment yield of the portfolio from 6.1% during the three and six months ended June 30, 1997 to 5.7% and 5.8% during the three and six months ended June 30, 1998. This decrease in annualized investment yield was principally a result of an increase in the amount of municipal bond securities within the Company's portfolio during the first six months of 1998 as compared to the first six months of 1997, an overall lower interest rate environment, and to a lesser extent, an increase in the size of the Company's investments in common stock. A lower interest rate environment and positive results in the Company's equity investments provided the Company with additional opportunities to realize gains in the Company's investment portfolio during the first six months of 1998.

The Company's net income during the three and six months ended June 30, 1998 as compared to the same period a year earlier was adversely effected by an increase in the interest expense of 73.6% and 80.1% for the three and six months ended June 30, 1998. This increase in interest expense was a result of both an increase in the Company's average outstanding borrowings from $69.1 million during the six months ended June 30, 1997 to $94.9 million during the six months ended June 30, 1998, and an increase in the average interest rates from 7.0% during the six months ended June 30, 1997 to 9.1% during the six months ended June 30, 1998. The increased borrowings were used to add statutory surplus to the Company's insurance company subsidiaries. The increase in the Company's average interest rate paid resulted from the issuance of $94.875 million in Trust Preferred Securities and the retirement of the Company's outstanding bank debt during the third quarters of 1997 (See Liquidity and Capital Resources).

The Company's effective income tax rate declined from 27.1% and 26.8% during the three and six months ended June 30, 1997 to 26.3% and 23.2% during the three and six months ended June 30, 1998. This lower effective tax rate resulted from an increase in the size of the Company's investment in tax advantaged municipal securities as well as the tax benefit of the sale of its approximate 33% equity investment in Major Realty Corporation during the second quarter of 1998. As of June 30, 1997, the Company held an approximate 33% equity investment in Major Realty Corporation, a publicly traded real estate company engaged in the ownership and development of its undeveloped land in Orlando, Florida. On March 6, 1998, the Company, with certain stockholders of Major Realty who together held a majority interest in Major Realty, entered into a Stockholder Agreement with an outside party whereby Major Realty was to be merged with this outside party and all shares of Major Realty converted into the right to receive cash. This transaction was completed in May of 1998. The Company recorded this transaction as a net loss from investee of approximately $.7 million and a tax benefit to income tax expense of approximately
$.7 million. Thus, this transaction lowered the Company's effective tax rate, but due to the net loss from investee, had no material effect on the results of the Company for the six months ended June 30, 1998.

               Recent Statement of Financial Accounting Standards

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in shareholders' equity that result from recognized transactions and other economic events of the period, other than transactions with owners in their capacity as owners. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. See Note 8.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No.131 is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS No. 131 may result in additional disclosures in the Company's financial statements but will not impact the Company's reported net income or net income per share.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.
SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of SFAS No. 133 on the Company's consolidated financial statements.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company has included a discussion of the liquidity and capital resources requirement of the Company and the Company's insurance subsidiaries.

                            The Company-Parent Only

As an insurance company, the Company's assets consist primarily of the capital stock of its subsidiaries, surplus notes issued by two of its insurance company subsidiaries and investments held at the holding company level. The Company's primary sources of liquidity are receipts from interest payments on the surplus notes, payments from the profit sharing agreement with American Agrisurance, the Company's wholly owned subsidiary which operates as the general agent for the Company's crop insurance programs, tax sharing payments from its subsidiaries, investment income from, and proceeds from the sale of, holding company investments, and dividends and other distributions from subsidiaries of the Company. The Company's liquidity needs are primarily to service debt, pay operating expenses and taxes, and make investments in subsidiaries.

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

In August 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the "Issuer Trust") issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). The Company owns all of the common securities (the "Common Securities") of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust's assets. The assets of the Issuer Trust consist solely of the Company's 9% Junior Subordinated Debentures due 2027 which were issued in August of 1997 in an amount equal to the Preferred Securities and the Common Securities. The Company primarily used the net proceeds in the amount of $90.9 million from the sale of the Junior Subordinated Debenture to pay down the $90.0 million of borrowings under its Revolving Credit Facility. Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemptive provisions, all described in the Junior Debenture Indenture. At June 30, 1998, the Company had $94.875 million outstanding at a weighted annual interest cost of 9.1%.

As of June 30, 1998, the Company maintains a five-year revolving credit facility (the "Revolving Credit Facility") with its bank lender in the amount of $65 million. The Company selects its interest rate at either the prime rate of LIBOR plus a margin which varies depending on the Company's funded debt to equity ratio. Interest is payable quarterly. During the first six months of 1998, the Company had no outstanding indebtedness under this arrangement. The Revolving Credit Facility contains covenants which do not permit the payment of dividends by the Company, requires the Company to maintain certain operating and debt service coverage ratios, requires maintenance of specific levels of surplus and requires the Company to meet certain tests established by the regulatory authorities.

At its May 29, 1998 meeting, the Company's Board of Directors approved a stock repurchase plan providing for the repurchase of up to one million shares of the Company's stock. As of August 6, 1998, the Company has repurchased 700,700 shares at an average cost of $22.60 per share. Funds for the repurchase of stock are provided by cash and invested assets held at the parent company level, cash flows to the parent from its subsidiaries and borrowings under the Company's bank line of credit, under which the Company is authorized to spend up to $15 million for the repurchase of its stock.

As of June 30, 1998, the Company held cash and invested assets, excluding investment in subsidiaries, of $10.2 million.

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

                         Changes in Financial Condition

The Company's stockholders' equity increased by approximately $12.4 million at June 30, 1998 as compared to December 31, 1997. The principal components of this increase were net income of $10.6 million during the six months of 1998 and an increase in the value of the Company's investment portfolio causing the unrealized gain on available-for-sale securities, net of tax, to improve from $6.9 million at December 31, 1997 to $8.3 million at June 30, 1998. This change in the unrealized gain on available-for-sale securities was almost entirely attributable to an improvement in the unrealized gain in the Company's equity portfolio.

                            Consolidated Cash Flows

Cash provided by operating activities was positive during the six months ended June 30, 1998 and 1997, with $61.5 million and $28.2 million in positive cash flow during the two periods respectively. The major component of this cash flow during both periods was profit sharing payments received from the federal government under the Company's MPCI crop insurance program. During the first three months of 1997, this component of operating cash flows was $25.5 million while in the first three months of 1998, it was $57.0 million.

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

The Company has identified the computer system applications that require modification to be Year 2000 compliant. The Company has developed a corrective plan whereby internal and external resources are being utilized to make the necessary modifications to and testing of the Company's computer systems.
While some of the Company's computer systems are currently Year 2000 compliant, management expects the remaining systems to be Year 2000 compliant by December 31, 1998. The Company expensed costs relating to the Year 2000 issue of approximately $0.9 million during the six months ended June 30, 1998, and anticipates an additional $0.9 to $1.6 million of expenses to complete the project. The estimated costs and estimated date of completion of the Year 2000 project is based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ from the Company's plan.

In addition, the Company is communicating with others with which it does business to determine if they are Year 2000 compliant. However, there can be no guarantee that the systems of these companies will achieve Year 2000 compliance in a timely manner.

The Company is conducting a comprehensive review of potential Year 2000 related claims which might arise from policies of insurance currently being underwritten. From such review, the Company will develop a coordinated plan to eliminate, reduce or mitigate any Year 2000 exposures indicated including the use of exclusionary language, new underwriting and pricing practices, withdrawal from certain classes of business, and effective claim management techniques. The Company expects to have such a plan in place by the end of 1998.






                                   ACCEPTANCE INSURANCE COMPANIES INC


PART II.          OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders

                  The Registrant's Annual Meeting of shareholders was held on May 28, 1998, and the following matters were submitted to a vote of shareholders at such Annual Meeting.

                  At the Annual Meeting, nine Directors nominees were elected by shareholders to serve as Directors until the next Annual Meeting of shareholders, and until their successors are named. The number of votes for each such Director and the number of votes withheld for each Director are set forth below:

                  Name                                        Number of Votes
                                                       For                        Withheld
                  Jay A. Bielfield                   11,336,719                  53,843
                  Kenneth C. Coon                    11,283,873                 106,689
                  Edward W. Elliott, Jr.             11,337,336                  53,226
                  Robert LeBuhn                      11,339,730                  50,772
                  Michael R. McCarthy                11,337,340                  53,222
                  John P. Nelson                     11,337,340                  53,222
                  R.L. Richards                      11,340,990                  49,572
                  David L. Treadwell                 11,280,860                 109,702
                  Doug T. Valassis                   11,337,315                  53,247

                  Each nominee received at least 99.0% of the votes cast.


                  Also submitted to shareholders at such Annual Meeting was a proposal to ratify the appointment of Deloitte and Touche as the Company's principal independent public accountants for 1998. The voting results of such proposal are as follows:

                                            FOR               11,377,492
                                         AGAINST                   5,002
                                         ABSTAIN                   8,068

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



                       ACCEPTANCE INSURANCE COMPANIES INC.



August 13, 1998                      /s/ KENNETH C. COON


                                         Kenneth C. Coon
                                         Chief Executive Officer


August 13, 1998                      /s/ GEORGIA M. MACE

                                         Georgia M. Mace
                                         Treasurer and Chief Accounting Officer


                       ACCEPTANCE INSURANCE COMPANIES INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                  EXHIBIT INDEX

NUMBER            EXHIBIT DESCRIPTION


27                Financial Data Schedule.