Form 10-Q
period 1998-09-30
ACCEPTANCE INSURANCE COMPANIES INC
filed 1998-11-13
CIK 74783

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[xx]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 1998

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

                          YES   XX                  NO

The number of shares of each class of the Registrant's common stock outstanding on November 6, 1998 was:

         Class of Common Stock                 No. of Shares Outstanding
      Common Stock, $.40  Par Value                  14,330,850

                       ACCEPTANCE INSURANCE COMPANIES INC.


                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                 Consolidated Balance Sheets (unaudited)
                 September 30, 1998 and December 31, 1997

                 Consolidated Statements of Operations (unaudited)
                 Three Months and Nine Months Ended September 30, 1998 and 1997

                 Consolidated Statements of Cash Flows (unaudited) Nine Months Ended September 30, 1998 and 1997

                 Notes to Interim Consolidated Financial Statements (unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

         Signatures

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                       ACCEPTANCE INSURANCE COMPANIES INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)
                                                                                 September 30,   December 31,
                                                                                      1998            1997

   ASSETS
Investments:
   Fixed maturities available-for-sale.....................................      $  360,783       $ 322,799
   Marketable equity securities - preferred stock..........................          29,006          53,309
   Marketable equity securities - common stock.............................          39,034          30,847
   Mortgage loans and other investments....................................           9,823          10,248
   Real estate.............................................................           3,304           3,329
   Short-term investments, at cost, which approximates
     market................................................................          94,922          32,185
                                                                                 -----------      ----------
                                                                                    536,872         452,717

Cash.......................................................................             219           8,048
Investment in Major Realty Corporation.....................................             --            9,183
Receivables, net...........................................................         287,016         180,793
Reinsurance recoverable on unpaid loss and loss
  adjustment expenses......................................................         240,525         165,547
Prepaid reinsurance premiums...............................................          60,576          53,208
Property and equipment, net................................................          15,741          15,588
Deferred policy acquisition costs..........................................          32,321          30,328
Excess of cost over acquired net assets....................................          34,742          35,567
Deferred income tax........................................................           6,161          15,842
Other assets...............................................................          10,466          12,632
                                                                                 -----------      ----------
       Total assets........................................................      $1,224,639       $ 979,453
                                                                                 ===========      ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss adjustment expenses........................................      $  505,507       $ 428,653
Unearned premiums..........................................................         165,075         157,134
Amounts payable to reinsurers..............................................         157,337          17,955
Accounts payable and accrued liabilities...................................          30,181          27,166
Bank borrowings............................................................          13,000             --
Company-obligated manditorily redeemable Preferred Securities of
   AICI Capital Trust, holding solely Junior Subordinated Debentures
   of the Company..........................................................          94,875          94,875
                                                                                 ----------       ---------
     Total liabilities..................................................            965,975         725,783
Contingencies..............................................................            --              --
Stockholders' equity:
   Preferred stock, no par value, 5,000,000 shares
     authorized, none issued...............................................            --              --
   Common stock, $.40 par value, 40,000,000
     shares  authorized, 15,462,066 and 15,421,247
     shares issued.........................................................           6,185           6,168
   Capital in excess of par value..........................................         198,579         198,080
   Accumulated other comprehensive income, net of tax .....................           6,085           6,885
   Retained earnings.......................................................          72,083          46,745
                                                                                 -----------      ----------
                                                                                    282,932         257,878
Less:
Treasury stock, at cost, 1,102,220 and 209,519 shares.....................          (24,039)         (3,979)
Contingent stock, 20,396 shares............................................            (229)           (229)
                                                                                 -----------      ----------
   Total stockholders' equity..............................................         258,664         253,670
                                                                                 -----------      ----------
   Total liabilities and stockholders' equity..............................      $1,224,639       $ 979,453
                                                                                 ===========      ==========

               The accompanying notes are an integral part of the
                   interim consolidated financial statements.

                       ACCEPTANCE INSURANCE COMPANIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      for the three months and nine months ended September 30, 1998 and 1997
                      (in thousands, except per share data)
                                   (unaudited)

                                                                      Three Months                      Nine Months
                                                                    ---------------                   --------------
                                                                  1998                1997         1998                1997
                                                                 -----               ------
Revenues:
   Insurance premiums earned...............................    $  117,240          $112,742      $ 258,327          $ 256,748
   Net investment income...................................         7,217             7,308         21,349             20,619
   Net realized capital gains (losses).....................          (129)            2,042          5,354              5,373
                                                              ------------        ---------     ----------          ---------
                                                                  124,328           122,092        285,030            282,740
                                                              ------------        ---------     ----------          ---------
Costs and expenses:
   Costs of revenues:
     Insurance losses and loss adjustment expenses.........        60,450            58,974        158,233            161,369
     Insurance underwriting expenses.......................        38,970            32,459         81,835             75,962
   General and administrative expenses                                624               525          1,842              1,622
                                                              ------------         --------       --------           --------
                                                                  100,044            91,958        241,910            238,953
                                                              ------------         --------       --------           --------
Operating profit...........................................        24,284            30,134         43,120             43,787
                                                              ------------         --------       --------           --------
Other income (expense):
   Interest expense........................................        (2,278)           (1,960)        (6,608)            (4,364)
   Loss on investee........................................          --                 (54)          (704)              (171)
   Other, net..............................................             1                61            (56)                73
                                                               -----------          --------      ---------          ---------
                                                                   (2,277)           (1,953)        (7,368)            (4,462)
                                                               -----------          --------      ---------          ---------
Income before income taxes ................................        22,007            28,181         35,752             39,325
Income tax expense (benefit):
     Current...............................................         7,317            13,618            303             14,587
     Deferred..............................................           (88)           (4,245)        10,111             (2,226)
                                                              ------------         ---------    -----------        -----------
Net income.................................................    $   14,778          $ 18,808      $  25,338          $  26,964
                                                              ============         =========    ===========        ===========
Net income per share:
   Basic  .................................................    $     1.01          $   1.25      $    1.69          $    1.79
                                                              ============         =========    ===========        ===========
   Diluted.................................................    $     1.00          $   1.23      $    1.66          $    1.76
                                                              ============         =========    ===========        ===========

               The accompanying notes are an integral part of the
                   interim consolidated financial statements.

                       ACCEPTANCE INSURANCE COMPANIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the nine months ended September 30, 1998 and 1997
                                 (in thousands)
                                   (unaudited)

                                                                                              1998              1997
                                                                                        -------------       ----------
Cash flows from operating activities:
   Net income........................................................................     $   25,338        $  26,964
   Net adjustment to reconcile net income to net cash provided by
     operating activities............................................................         56,494           33,631
                                                                                        -------------        ---------
       Net cash provided by operating activities.....................................         81,832           60,595
                                                                                        -------------        ---------
Cash flows from investing activities:
   Proceeds from sales of investments available-for-sale.............................        122,798          148,526
   Proceeds from maturities of investments ..........................................          5,125            8,080
   Proceeds from maturities of investments available-for-sale........................         78,501           66,756
   Purchases of investments..........................................................         (4,676)         (20,004)
   Purchases of investments available-for-sale.......................................       (218,719)        (263,918)
   Purchases of property and equipment...............................................         (3,320)          (8,226)
                                                                                        --------------       ----------
        Net cash used for investing activities.......................................        (20,291)         (68,786)
                                                                                        --------------       ----------

Cash flows from financing activities:
   Proceeds from bank borrowings.....................................................        13,000            21,000
   Repayment of bank borrowings......................................................           --            (90,000)
   Net proceeds from issuance of Company-obligated
     manditorily redeemable preferred securities.....................................           --             90,994
   Proceeds from issuance of common stock............................................           516               903
   Repurchase of common stock..................................................... .        (20,060)               --
                                                                                        --------------      -----------
        Net cash provided by (used in) financing activities..........................        (6,544)           22,897
                                                                                        --------------      -----------
Net increase in cash and cash equivalents............................................        54,997            14,706
Cash and cash equivalents at beginning of period.....................................        38,316            41,627
                                                                                        --------------      -----------
Cash and short-term investments at end of period.....................................     $  93,313         $  56,333
                                                                                        ==============      ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest..........................................     $   6,404         $   4,630
                                                                                        ==============      ===========
   Cash paid (received)during the period for income taxes............................     $     481         $  (1,835)
                                                                                        ==============      ===========



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

   Management's Opinion

   The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company's financial position as of September 30, 1998 and December 31, 1997, and the results of operations for the three months and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997.

   Statements of Cash Flows

   The Company aggregates cash and cash equivalents with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of September 30, 1998 approximately $1,828,000 of short-term investments had a maturity date at acquisition of greater than three months.

   Recent Statements of Financial Accounting Standards

   In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130),
   " Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in shareholders' equity that results from recognized transactions and other economic events of the period, other than transactions with owners in their capacity as owners. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. See Note 8.

   In June 1997, the FASB issued SFAS No. 131," Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS
   No. 131 may result in additional disclosures in the Company's financial statements but will not impact the Company's reported net income or net income per share.

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

                       ACCEPTANCE INSURANCE COMPANIES INC.

                                   (unaudited)




2. Investments:

   The amortized cost and related estimated fair values of debt and equity securities in the accompanying balance sheets are as follows (in thousands):


                                                                       Gross              Gross             Estimated
                                                   Amortized         Unrealized          Unrealized           Fair
                                                      Cost             Gains              Losses              Value
                                               --------------     --------------     ---------------    ---------------
September 30, 1998:
   Fixed maturities available-for-sale:
   U.S. Treasury and government
     securities.............................     $  94,929          $      1,887       $          5        $  96,811
   States, municipalities and political
     subdivisions...........................       152,097                 6,795                 19          158,873
   Mortgage-backed securities...............        49,419                   533                145           49,807
   Other debt securities....................        57,311                 1,674              3,693           55,292
                                                -------------      -------------      --------------       ------------
                                                 $ 353,756          $     10,889       $      3,862        $ 360,783
                                                =============      =============      ==============       ============
   Marketable equity securities -
     preferred stock........................     $  27,855          $      1,249       $         98        $  29,006
                                                =============      =============      ==============       ============
   Marketable equity securities -
     common stock...........................     $  37,850          $      6,607       $      5,423        $  39,034
                                                =============      =============      ==============       ============
December 31, 1997:
   Fixed maturities available-for-sale:
   U.S. Treasury and government
     securities.............................     $ 104,039          $        536       $         41        $ 104,534
   States, municipalities and political
     subdivisions...........................       129,378                 4,520                 38          133,860
   Mortgage-backed securities...............        48,056                   132              3,381           44,807
   Other debt securities....................        40,131                   792              1,325           39,598
                                                ------------       -------------       -------------       ------------
                                                 $ 321,604          $      5,980       $      4,785        $ 322,799
                                                ============       =============       =============       ============
   Marketable equity securities -
     preferred stock........................     $  51,185          $      2,291       $        167        $  53,309
                                                ============       =============       =============       ============
   Marketable equity securities -
     common stock...........................     $  23,574          $      8,439       $      1,166        $  30,847
                                                ============       =============       =============       ============

                       ACCEPTANCE INSURANCE COMPANIES INC.

                                   (unaudited)



3.       Insurance Premiums and Claims:

         Insurance premiums written and earned by the Company's insurance subsidiaries for the three months and nine months ended
         September 30, 1998 and 1997 are as follows (in thousands):

                                                                      Three Months                    Nine Months
                                                                    ----------------                ---------------
                                                                 1998             1997            1998            1997
                                                            ------------      -----------   -------------     -----------
         Direct premiums written..........................    $ 219,541         $229,906       $ 504,926        $488,794
         Assumed premiums written.........................       58,811           45,291          78,868          57,575
         Ceded premiums written...........................     (163,346)        (165,048)       (324,895)       (293,030)
                                                             -----------       ----------   -------------     ------------
              Net premiums written........................    $ 115,006         $110,149       $ 258,899        $253,339
                                                             ===========       ==========   =============     ============
         Direct premiums earned...........................    $ 224,251         $228,544       $ 500,720        $478,380
         Assumed premiums earned..........................       57,180           45,399          75,135          55,408
         Ceded premiums earned............................     (164,191)        (161,201)       (317,528)       (277,040)
                                                             -----------       ----------   -------------     ------------
              Net premiums earned.........................    $ 117,240         $112,742       $ 258,327        $256,748
                                                             ===========       ==========   =============     ============


         Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $163.7 million and $68.8 million for the three months ended
         September 30, 1998 and 1997, respectively. Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $314.4 million and $158.6 million for the nine months ended September 30, 1998 and 1997, respectively.


4.       Bank Borrowings:

         On June 6, 1997, the Company amended its borrowing arrangements with its bank lenders providing a $100 million five-year Revolving Credit Facility. In August 1997, the Company used the net proceeds from the issuance of Junior Subordinated Debentures to repay the Company's outstanding indebtedness of $90 million under the Revolving Credit Facility. As a result of the issuance of the Junior Subordinated Debentures, the Revolving Credit Facility was reduced from $100 million to $65 million. The Company selects its interest rate as either the prime rate or LIBOR plus a margin of .50% to 1.25% depending on the Company's debt to equity ratio. Interest is payable quarterly. At September 30, 1998, the Company had $13 million outstanding indebtedness under this arrangement at a weighted average interest cost of 6.5%. (See Note 9).

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

                       ACCEPTANCE INSURANCE COMPANIES INC.

                                   (unaudited)

         proceeds in the amount of approximately $90.9 million from the sale of the Junior Subordinated Debentures to pay down the $90.0 million of borrowings under its Revolving Credit Facility.

         Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemption provisions, all as described in the Junior Debenture Indenture. At September 30, 1998, the Company had $94.875 million outstanding at a weighted average interest cost of 9.1%.

6.       Income Taxes:

         As of September 30, 1998, management believes it is more likely than not that the Company will realize a portion of the deferred tax asset. The valuation allowance at September 30, 1998 primarily relates to capital loss items whose realization is uncertain. The net deferred tax asset is as follows (in thousands):

                                                                                             September 30,        December 31,
                                                                                                 1998                 1997
                                                                                            --------------       --------------
              Unpaid losses and loss adjustment expenses...........................           $  11,249          $    12,311
              Unearned premiums....................................................               7,315                7,275
              Allowances for doubtful accounts ....................................               2,241                1,745
              Other................................................................               1,787                2,618
              Major Realty basis difference........................................                 --                 8,391
                                                                                            -------------        --------------
              Deferred tax asset...................................................              22,592               32,340
                                                                                            -------------        --------------
              Deferred policy acquisition costs....................................             (11,312)             (10,615)
              Other................................................................              (1,768)              (1,064)
              Unrealized gain on fixed maturities available-for-sale...............              (2,459)                (418)
              Unrealized gain on marketable equity securities......................                (817)              (3,289)
                                                                                            -------------        --------------
              Deferred tax liability...............................................             (16,356)             (15,386)
                                                                                            -------------        --------------
                                                                                                  6,236               16,954
              Valuation allowance..................................................                 (75)              (1,112)
                                                                                            -------------        --------------
              Net deferred tax asset...............................................           $   6,161          $    15,842
                                                                                            =============        ==============


            Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements as follows
            (in thousands):

                                                                                                       September 30,
                                                                                                      ---------------
                                                                                                  1998               1997
                                                                                                -------             ------
            Computed U.S. federal income taxes.....................................           $  12,513          $   13,782
            Nondeductible amortization of goodwill and other intangibles...........                 333                 404
            Tax-exempt interest income.............................................              (1,553)             (1,403)
            Dividends received deduction...........................................                (780)               (952)
            Reduction of the valuation allowance...................................              (1,037)                --
            Other..................................................................                 938                 530
                                                                                             -----------         ------------
            Income taxes provided..................................................           $  10,414          $   12,361
                                                                                             ===========         ============

                       ACCEPTANCE INSURANCE COMPANIES INC.

                                   (unaudited)


7.       Net Income Per Share:

          Basic and diluted net income per share for the three months and nine months ended September 30, 1998, and 1997 are as follows:

                                                                           Three Months                        Nine Months
                                                                         ---------------                     --------------
                                                                     1998              1997             1998             1997
                                                                 ----------      --------------     ------------     ----------
  Net income                                                     $  14,778         $   18,808         $ 25,338        $  26,964
                                                                 ==========       =============      ==========      ===========
        Weighted average common shares outstanding                  14,642             15,066           15,025           15,036
                Dilutive effect of contingent shares                    20                 20               20               62
                Dilutive effect of stock options                       172                250              197              261
                                                                 ----------       -------------      ----------      -----------
        Diluted weighted average common and equivalent
        shares outstanding                                          14,834             15,336           15,242           15,359
                                                                 ==========       =============      ==========      ===========
        Basic net income per share                               $    1.01         $     1.25         $   1.69        $    1.79
                                                                 ==========       =============      ==========      ===========
        Diluted net income per share                             $    1.00         $     1.23         $   1.66        $    1.76
                                                                 ==========       =============      ==========      ===========

8.      Comprehensive Income:

        Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The comprehensive income for the three months and nine months ended September 30, 1998, and 1997 are as follows:

                                                                        Three Months                          Nine Months
                                                                      ---------------                       --------------
                                                                    1998               1997                 1998          1997
                                                                   ------             -----
        Net income                                              $  14,778          $  18,808          $25,338          $ 26,964
        Other comprehensive income (loss):
               Net unrealized gains (losses) on securities,
               net of tax                                          (2,250)             3,832             (800)            7,806
                                                               -----------        -----------        ----------       ----------
        Comprehensive income                                    $  12,528          $  22,640          $24,538          $ 34,770
                                                               ===========        ===========        ==========       ==========



9.      Stock Repurchase

        On June 1, 1998, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. Purchases may be made from time to time in the open market and in private transactions. The actual number of shares purchased will depend upon the price and prevailing market conditions. As of September 30, 1998, the Company has repurchased 892,700 shares of its common stock at an average cost of $22.47 per share. The Company funded these repurchases using available cash and $13 million of borrowings under its Revolving Credit Facility.

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

The Company's results are significantly impacted by its crop business, particularly its Multi-Peril Crop Insurance (MPCI) lines. Results from the crop lines are not generally known until the third and fourth quarters of the year, after crops are harvested. Crop results are particularly dependent on events beyond the Company's control, notably weather conditions during the crop growing season in the states where the Company writes a substantial amount of its crop insurance, and, with the introduction of the Company's Crop Revenue Coverage (CRC), the market price of grains on various commodity exchanges. Additionally, federal regulations governing aspects of crop insurance are frequently modified, and any such changes may impact crop insurance results.

Forward-looking information set forth herein does not take into account any impact from any adverse weather conditions during the remainder of the 1998 crop season, or the various other factors noted above which may affect crop and non-crop operating results.

              Three months and nine months ended September 30, 1998 Compared to the three months and nine months ended September 30, 1997

The Company's net income for the three months and nine months ended
September 30, 1998 decreased 21.4% and 6.0% respectively from the same periods in 1997. The three months ended September 30, 1998 were adversely impacted by severe weather activity including hurricanes and Midwest hailstorms and a decrease in realized gains as compared to the three months ended
September 30, 1997. The nine months ended September 30, 1998 were impacted by the same factors, but increased investment income and additional profit sharing from the previous year under the Company's MPCI program recorded in the first six months partially offset these negative factors in the nine month period.

During the first nine months of 1998, the Company's crop insurance operations were affected by an over-all increase in the premium volume of MPCI business, an increase in the Company's retention rate under the federal reinsurance program for the MPCI business, a reduction in the expense reimbursement allowance from the federal government under the MPCI program and increased losses in the Company's crop hail and named peril crop insurance programs.

During the third quarter of 1998, the Company recognized MPCI profit sharing income of approximately $45.1 million based upon a retained MPCI pool of

$196.2 million and a profit sharing percentage of 23.0%. During the third quarter of 1997, the Company recognized MPCI profit sharing income of approximately $38.0 million based upon a retained MPCI pool of $155.3 million and a profit sharing percentage of 24.5%. The size of the Company's retained pool increased from 1997 to 1998 due to an increase in the overall MPCI premium from $251.7 million in 1997 to $274.0 million in 1998 as well as an increase in the amount of business retained by the Company for its own account. The increase in the gross premiums under the MPCI premium was due to both an increase in policy count as well as an increase in the commodity prices upon which the MPCI premium is based. The increase in the Company's retention occurred as the Company applied new refined selection techniques provided for under the new reinsurance contract with the federal government.

The increase in MPCI profit sharing income was largely offset by a decrease in expense reimbursement from the federal government under the MPCI program from 29.0% for MPCI and 25.0% for CRC policies in 1997 to 27.0% and 23.25% respectively for MPCI and CRC policies in 1998. The Company was able to partially offset this decrease in expense reimbursement through efficiencies in its MPCI operations, but was unable to pass any of the reduction along to its agents through commission reductions due to a competitive marketplace in the MPCI business. The net result of the increase in MPCI profit sharing income and decrease in expense reimbursement was a $.3 million increase in MPCI income for the first nine months of 1998 versus the same period in 1997. This increase was offset by an increase in losses from the Company's crop hail and named peril crop insurance programs. Losses during the first nine months of 1998 under these programs were approximately $2.7 million compared with a $.9 million loss during the same period in 1997. In addition, during the first nine months of 1998, the Company recognized approximately $3.3 million of profit from adjustments to the prior years MPCI profit sharing as compared to only $1.1 million during the first nine months of 1997. Thus, for the nine months ended September 30, 1998 the Company recognized a net improvement of $.7 million in its crop insurance operations as compared to the same period in 1997, whereas the Company's results for the three months ended September 30, 1998 were $1.5 million less profitable than the same quarter in 1997.

The Company's property and casualty operations were impacted by severe weather activity from hurricanes and Midwestern storms during the three and nine months ended September 30, 1998 when compared to the same periods a year earlier. Premium income levels, expense ratios and loss ratios for the periods being compared otherwise remained relatively stable from 1997 to 1998. The severe weather activity resulted in additional losses of approximately $3.2 million during the third quarter effecting both the three and nine months results for the Company's property and casualty operations. For the three months ended September 30, 1998, the Company's loss and expense ratio from non-crop operations was 104.0% as compared to 102.9% during the first nine months of 1997, and for the three months ended September 30, 1998 the Company's loss expense ratio was 107.6% as compared to 104.5% during the same three months in 1997.

Realized gains in the Company's investment portfolio also decreased
$2.2 million in the three months ended September 30, 1998 as compared to the same period in 1997. For the nine months ended September 30, 1998, realized gains were approximately the same as compared to the nine months ended September 30, 1997. The realized losses recorded during the third quarter of 1998 were principally in the Company's equity portfolio.

While investment income was down slightly, approximately $.1 million, during the third quarter of 1998 as compared to the same period in 1997, investment income was approximately $.7 million more during the nine months ended September 30, 1998 as compared to the same period a year earlier. The small decrease in investment income during the three months ended September 30, 1998 as well as the increase in investment income during the nine months ended September 30, 1998, both as compared to the same periods a year earlier, resulted from an increase in the size of the investment portfolio from $475.4 million and $448.0 million during the three and nine months ended September 30, 1997 to $515.2 million and $496.5 million during the three and nine months ended September 30, 1998, offset by a decrease in the average yield on the portfolio from 6.15% and 6.16% during the three and nine months ended September 30, 1997 to 5.60% and 5.73% during the three and nine months ended September 30, 1998. The decrease in yield on the investment portfolio from 1997 to 1998 was a result of a lower interest rate environment and an increase in the percentage of the Company's securities invested in tax advantaged municipal securities during 1998 as compared to the same periods in 1997.

The Company's net income during the three and nine months ended
September 30, 1998 was adversely effected by an increase in interest expense of 16.2% and 51.4% when compared to the similar periods in 1997. The increase in interest expense was a result of both an increase in the Company's average outstanding borrowings from $92.8 million and $77.1 million during the three and nine months ended September 30, 1997 to $101.8 and $97.2 million during the three and nine months ended September 30, 1998, and an increase in the average interest rate from 8.5% and 7.5% for the three and nine months ended
September 30, 1997 to 8.9% and 9.1% for the three and nine months ended September 30, 1998. The increased borrowings were used to add statutory surplus to the Company's insurance company subsidiaries as well as to repurchase shares of the Company's stock under the Company's Stock Repurchase program approved by the Board of Directors in May of 1998. The increase in the Company's average interest rate paid resulted from the issuance of $94.875 million in Trust Preferred Securities and the retirement of the Company's outstanding bank debt during the third quarter of 1997
(See Liquidity and Capital Resources).

The Company's effective tax rate declined from 33.3% and 31.4% during the three and nine months ended September 30, 1997 to 32.8% and 29.1% during the three and nine months ended September 30, 1998. This lower effective tax rate resulted from an increase in the size of the company's investment in tax advantaged municipal securities as well as the tax benefit of the sale of its approximate 33% equity investment in Major Realty Corporation during the second quarter of 1998. As of September 30, 1997, the Company held an approximate 33% equity investment in Major Realty Corporation, a publicly traded real estate company engaged in the ownership and development of its undeveloped land in Orlando, Florida. On March 6, 1998, the Company, with certain stockholders of Major Realty who together held a majority interest in Major Realty, entered into a Stockholder Agreement with an outside party whereby Major Realty was to be merged with this outside party and all shares of Major Realty converted into the right to receive cash. This transaction was completed in May of 1998. The Company recorded this transaction as a net loss from investee of approximately $.7 million and a tax benefit to income tax expense of approximately $.7 million. Thus, this transaction lowered the Company's effective tax rate, but due to the net loss from investee, had no material effect on the results of the Company for the nine months ended
September 30, 1998.

               Recent Statement of Financial Accounting Standards

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in shareholders' equity that results from recognized transactions and other economic events of the period, other than transactions with owners in their capacity as owners. SFAS
No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. See Note 8.

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

                             The Company-Parent Only

As an insurance holding company, the Company's assets consist primarily of the capital stock of its subsidiaries, surplus notes issued by two of its insurance company subsidiaries and investments held at the holding company level. The Company's primary sources of liquidity are receipts from interest payments on the surplus notes, payments from the profit sharing agreement with American Agrisurance, the Company's wholly owned subsidiary which operates as the general agent for the Company's crop insurance programs, tax sharing payments from its subsidiaries, investment income from, and proceeds from the sale of, holding company investments, and dividends and other distributions from subsidiaries of the Company. The Company's liquidity needs are primarily to service debt, pay operating expenses and taxes, make investments in subsidiaries, and repurchase shares of stock under the Company's stock repurchase program.

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

Dividends from the insurance subsidiaries of the Company are regulated by the regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to parent companies to certain statutorily approved limits. In 1998, the statutory limitation on dividends from insurance company subsidiaries to the parent without further insurance department approval is approximately
$21.7 million.

The Company is currently a party to a tax sharing agreement with its subsidiaries, under which such subsidiaries pay the Company amounts in general equal to the federal income tax that would be payable by such subsidiaries on a stand-alone basis.

In August 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the "Issuer Trust") issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). The Company owns all of the common securities (the "Common Securities") of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust's
assets.   The assets of the Issuer Trust consist solely of the Company's 9%
Junior Subordinated Debentures due 2027 which were issued in August of 1997 in an amount equal to the Preferred Securities and the Common Securities. The Company primarily used the net proceeds in the amount of $90.9 million from the sale of the Junior Subordinated Debenture to pay down the $90.0 million of borrowings under its Revolving Credit Facility. Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemptive provisions, all described in the Junior Debenture Indenture. At September 30, 1998, the Company had $94.875 million outstanding at a weighted annual interest cost of 9.1%.

As of September 30, 1998, the Company maintains a five-year revolving credit facility (the "Revolving Credit Facility") with its bank lenders in the amount of $65 million. The Company selects its interest rate at either the prime rate or LIBOR plus a margin which varies depending on the Company's funded debt to equity ratio. Interest is payable quarterly. At September 30, 1998, the Company had $13 million outstanding indebtedness under this arrangement at a weighted interest cost of 6.5%.

At its May 29, 1998 meeting, the Company's Board of Directors approved a stock repurchase plan providing for the repurchase of up to one million shares of the Company's stock. As of September 30, 1998, the Company has repurchased 892,700 shares at an average cost of $22.47 per share. The Company funded these repurchases using available cash and $13.0 million of borrowings under its Revolving Credit Facility. Under the Revolving Credit Facility, the Company is authorized to borrow up to $15.0 million to fund the repurchase of its stock.

As of September 30, 1998, the Company held cash and invested assets, excluding investment in subsidiaries, of $.6 million.

                               Insurance Companies

The principal liquidity needs of the Insurance Companies are to fund losses and loss adjustment expense payments and to pay underwriting expense, including
commissions and other expenses.   The available sources to fund these
requirements are net premiums received and, to a lesser extent, cash flows from the Company's investment activities, which together have been adequate to meet such requirements on a timely basis. The Company monitors the cash flows of the Insurance Companies and attempts to maintain sufficient cash to meet current operating expenses, and to structure its investment portfolio at a duration which approximates the estimated cash requirements for the payments of loss and loss adjustment expenses.

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



                         Changes in Financial Condition

The Company's stockholders' equity increased by approximately $5.0 million from December 31, 1997 to September 30, 1998. The principal components of this increase were net income of $25.3 million during the first nine months of 1998, a decrease in the value of the Company's investment portfolio of $.8 million, net of tax and the repurchase of 892,700 shares of the Company's stock at an aggregate cost of approximately $20.1 million. The change in the unrealized gain/loss on available-for-sale securities was attributable to an increase in the unrealized gain in the Company's fixed income portfolio of $3.8 million, net of tax, offset by a decrease in the unrealized gain/loss in the Company's equity portfolio of $4.6 million, net of tax.

                             Consolidated Cash Flows

Cash provided by operating activities was positive during the nine months ended September 30, 1998 and 1997, with $81.8 million and $60.6 million in positive cash flow during the two periods respectively. The major component of this cash flow during both periods was profit sharing payments received from the federal government under the Company's MPCI crop insurance program. During the first nine months of 1997, this component of operating cash flows was $25.5 million while in the first nine months of 1998, it was $57.0 million.

                                    Inflation

The Company does not believe that inflation has had a material impact on its financial condition or the results of operations.

                                    Year 2000

The Year 2000 issue is the result of computer programs and microcontrollers which recognize only two digits rather than four to identify the year. Any computer program or microcontroller that has a date sensitive function may recognize a date of "00" as the year 1900 rather than the year 2000. If not corrected, this could cause computers and other devices dependent upon microcontrollers to fail or perform miscalculations.

The Company previously identified its information technology ("IT") systems requiring modification to be Year 2000 compliant. The Company developed and continues to implement a corrective plan utilizing both internal and external resources to make necessary modifications to, and to test, the Company's IT systems for Year 2000 compliance. The majority of the Company's IT systems currently are Year 2000 compliant and management expects the remaining Company IT systems to be Year 2000 compliant by December 31, 1998.

Additionally, the Company is reviewing its Non-IT systems which rely on microprocessors, such as copiers, fax machines, telephone equipment and mail room equipment, to determine whether they require modification to be Year 2000 compliant. The Company currently also is communicating with the lessors and other providers of its Non-IT systems in regards to their Year 2000 compliance status.

The Company relies on various third parties in the normal course of its operations and has identified certain third parties with which it has material relationships. These include insurance producers, reinsurers, government agencies, banks and providers of telecommunication and utility. The Company currently is communicating with these material third parties to determine if they are Year 2000 compliant.

One of the more significant third parties is the Risk Management Agency ("RMA") which, along with the Federal Crop Insurance Corporation ("FCIC"), administers the federal crop insurance program. The RMA calculates and settles the Company's MPCI profit share and expense reimbursement. The RMA has publicly stated that all RMA and FCIC systems will be Year 2000 compliant by March 1999.

The Company has conducted a comprehensive review of potential claims related to Year 2000 issues which might be submitted in conjunction with policies of insurance it currently underwrites. Although the Company has concluded
Year 2000 exposures are not covered under its existing insurance policies, the Company is acting to eliminate, reduce or mitigate potential claims for coverage of Year 2000 exposures through the use of exclusionary language, new underwriting procedures and pricing practices, withdrawal from certain classes of business, and establishment of a specialized unit within its claims department to respond to such claims.

The Company has expensed costs of approximately $2.7 million relating to the year 2000 issue since inception of the project, including $1.3 million during the nine months ended September 30, 1998. The Company anticipates an additional $.5 to $1.1 million of expenses to complete the project.

Although the Company plans to have addressed the Year 2000 issues prior to being affected by such issues, it currently is assessing the need to develop contingency plans, particularly with respect to certain third parties with whom it has material relationships. The Company anticipates this assessment will be complete, and contingency plans with respect to certain third parties will be in the development stage, by March 1999.

Particularly because of the potentially wide-scale disruption of general infrastructure and business systems, and despite the Company's activities in regards to the Year 2000 issue, there can be no assurance that computer and microcontroller failures related to the Year 2000 will not interfere with the Company's normal business operations, result in unintended and unexpected claims under policies of insurance written by the Company, or otherwise have a material adverse affect upon the Company's business, financial condition and results of operations.

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



                       ACCEPTANCE INSURANCE COMPANIES INC.



November 11, 1998                  /S/  KENNETH C COON
                                   -----------------------
                                        Kenneth C. Coon
                                        Chief Executive Officer


November 11, 1998                  /S/  GEORGIA M MACE
                                   ------------------------
                                        Georgia M. Mace
                                        Treasurer and Chief Financial Officer

                       ACCEPTANCE INSURANCE COMPANIES INC.
                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                  EXHIBIT INDEX

NUMBER            EXHIBIT DESCRIPTION


27                Financial Data Schedule.