Form 10-K
period 1998-12-31
ACCEPTANCE INSURANCE COMPANIES INC
filed 1999-03-31
CIK 74783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998
                          Commission File Number 1-7461

                       ACCEPTANCE INSURANCE COMPANIES INC.
             (Exact Name of Registrant As Specified in Its Charter)

                               DELAWARE 31-0742926
                (State or Other Jurisdiction of (I.R.S. Employer
               Incorporation or Organization) Identification No.)

                       222 S. 15th Street, Suite 600 North
                              Omaha, Nebraska 68102
                    (Address of Principal Executive Offices)
                                   (Zip Code)

               Registrant's Telephone Number, Including Area Code:
                                 (402) 344-8800
                                    ________

           Securities Registered Pursuant to Section 12(b) of the Act:

          Title of Each Class Name of Each Exchange on Which Registered
            Common Stock $.40 Par Value New York Stock Exchange, Inc.

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

                  The aggregate market value of the Registrant's voting stock held by non-affiliates (7,489,174 shares) on March 22, 1999 was $115,146,050.

                  The number of shares of each class of the Registrant's common stock outstanding on March 22, 1999 was:

       Class of Common Stock                       No. of Shares Outstanding
      Common Stock, $.40 Par Value                              14,243,088

                        DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

                  Federal Crop Insurance Corporation ("FCIC"): A wholly-owned federal government corporation within the Farm Service Agency.

                  Generally Accepted Accounting Principles ("GAAP"):
Accounting practices as set forth in opinions and pronouncements of the Financial Accounting Standards Board and Accounting Principles Board and American Institute of Certified Public Accountants Accounting Reasearch Bulletins and which are applicable in the circumstances as of the date in question.

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

                                     PART I

Item 1.  Business.

Company Strategy

                  Acceptance Insurance Companies Inc. (the "Company") underwrites and sells specialty property and casualty insurance coverages that serve niche markets or programs and crop insurance coverages. The Company selects niche markets or programs for which the Company believes that its expertise affords it a competitive advantage and which integrate into a diversified-risk portfolio of coverages. Within the crop insurance industry, the Company is the third largest writer of crop insurance products in the United States. The Company, through diversifying the risks insured, seeks to avoid concentration in particular risks so that, during years when particular lines of business are experiencing adverse operating results, overall operating results will remain within targeted returns to shareholders. The Company's goal is to achieve underwriting results better than the industry average, while managing its investment portfolio to maximize after-tax yield and at the same time emphasize stability and capital preservation and maintaining adequate liquidity to meet all cash needs.

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

                  During the last three years, the Company has experienced declining net revenues in its property and casualty businesses due to an extremely competitive pricing environment while its crop insurance business has continued to expand. The Company, however, continues to regularly explore new opportunities where it has or can acquire experienced underwriters and other managers with a long and profitable operating history in a particular line of business.

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

                  Collectively, the Insurance Companies are admitted in 48 states and the District of Columbia, and operate on a non-admitted basis in 46 states, the District of Columbia, Puerto Rico and the Virgin Islands. Two of the Insurance Companies have received their Certificate of Authority
("T" listing) from the U.S. Department of Treasury. Each of the Insurance Companies is rated A- (Excellent) by A.M. Best. A.M. Best bases its ratings upon factors that concern policyholders and agents, and not upon factors concerning investor protection.

                  The Company's insurance agency and insurance service subsidiaries principally write and service insurance coverages placed with one of the Insurance Companies.

                  The Company was incorporated in Ohio as National Fast Food Corp. in 1968, reincorporated in Delaware in 1969 and renamed Acceptance Insurance Companies Inc. in 1992.

Business Segments

                  The Company has organized its insurance underwriting and marketing business by product line into two segments, Property and Casualty Insurance and Crop Insurance.

         Property and Casualty Insurance

                  Property and Casualty Insurance includes the following principal lines:

                         Property and casualty coverages on both an admitted and non-admitted basis including general liability, specialty auto, garage excess liability, liquor liability, property and commercial multi-peril coverages for small and medium businesses which have unique exposures, do not satisfy the underwriting criteria of standard carriers, or are not serviced well by standard carriers due to size or location.

                           Worker's compensation, professional liability, and speciality coverages, including coverages for transportation risks, standard property and casualty coverages for the rural market, temporary help agencies, greyhound race tracks, condominiums, auto dealers, and fine arts which are marketed through agencies concentrating in a particular program or type of coverage.

                           During 1998, the Company discontinued several product lines including coverages for certain specialty automobile lines, aviation, and complex general liability risks. Additionally, Phoenix Indemnity, which writes non-standard private passenger automobile business, is being held for sale.

         Crop Insurance

                  The principal lines of the Company's Crop insurance segment are MPCI and named peril insurance. MPCI is a federally-subsidized farm price support program designed to encourage farmers to share, through premium payments, in the federal government's price support programs. MPCI provides farmers with yield coverage for crop damage from substantially all natural perils. CRC is an extension of the MPCI program which provides farmers with protection from revenue loss caused by changes in crop prices and low yields. As used herein, the term MPCI includes CRC, unless the context indicates otherwise. For the year ended December 31, 1998, the Company had a market share of approximately 15% of MPCI business written in the United States.

                  The largest named peril crop insurance product offered by the Company is crop hail insurance which insures growing crops against damage resulting from hail storms. The Company also sells a small volume of insurance against damage to specific crops from other named perils. In addition, the Company sells supplemental revenue products which enhance the coverages available to the farmer under the federal CRC program. None of these products involve federal reinsurance or price subsidy participation.


                  The following table reflects the amount of net written premium for these two insurance segments for the periods set forth below.

                                                                         Years Ended December 31,
                                                            1998                 1997                1996
                                                                           (in thousands)
Property and Casualty Insurance..........................$248,479             $275,075             $300,300
Crop Insurance(1)..........................................61,013               59,989               66,649
                                                         ---------            ---------            ---------
   Total.................................................$309,492             $335,064             $366,949
                                                         =========            =========            =========

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

                                                                         Years Ended December 31,
                                                             1998                1997               1996

The Company
  Loss Ratio............................................      72.3%(1)           63.7%              69.8%
  Expense Ratio.............................................. 38.9               34.0               26.6
                                                             ---------          -------            ------
  Combined Ratio............................................ 111.2%              97.7%              96.4%
                                                             =========          =======            ======
Industry Average(2)
  Loss Ratio................................................. 76.2%              72.8%              78.4%
  Expense Ratio.............................................. 28.8               28.8               27.4
                                                             ---------          -------            ------
  Combined Ratio.............................................105.0%             101.6%             105.8%
                                                             =========          =======            ======


---------------
(1) The $24.2 million reserve strengthening taken by the Company in 1998, for 1997 and prior years, accounts for 7.4% of the loss ratio for 1998. See "Loss and Loss Adjustment Expense Reserves."

(2)      Source: Best's Aggregates & Averages - Property Casualty
         (1998 Edition). Ratios for 1998 are unpublished but have been provided to the Company by A.M. Best.

Underwriting

                 The Company organizes its underwriting staff by product line, enabling underwriters to focus on the unique risks associated with the specialty coverages written by the Company. The Company seeks to ensure that each specialty product or program fits into the Company's goals through a strategic planning process whereby managers evaluate the historical and expected levels of underwriting profitability of the coverages written. The Company then allocates its capital among product lines where it believes the best underwriting opportunities exist.

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

                  The Company grants limited binding authority to certain independent agents in certain lines of business, and provides that all other agents submit all applications to the Company's underwriting staff in order for such coverages to be bound.

Claims

                  The Company's claims department administers all claims and directs all legal and adjustment aspects of the claims handling process. To assist in settling claims the Company regularly uses independent adjusters, attorneys and investigators as well as third party administrators for some specialty lines. The Company's claims department is organized into three parts, each supervised by a senior claims vice president. The Crop Claims Department manages all claims arising out of the Company's crop insurance operations through its home office staff and a system of regional claims offices which supervise specially trained independent adjusters. The Litigation Department, which is broken down by geographic area, handles larger litigation claims files and other complex and serious claims. The Claims Department, which also is broken down by geographic area, handles the other claims files and supervises the claims handlers. The Company emphasizes the use of internal staff rather than independent adjusters, improving claims processing systems and rapid response mechanisms. These systems have significantly reduced the number of claims handled by each claims examiner.
The Company believes this structure will continue to reduce loss adjustment expense, shorten the life of open claim files and permit the Company to estimate more rapidly and consistently future claim liabilities.

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

                  In examining reserve adequacy, historical data is reviewed, and, as additional experience and other data become available and are reviewed, estimates of reserves are revised, resulting in increases or decreases to reserves for insured events of prior years. In 1998, 1997 and 1996 the Company made additional provisions through a charge to earnings of $24.2 million, $6.9 million, and $9.5 million, respectively, for its reestimated liability for losses and loss adjustment expenses for prior accident years. During 1998, the Company has discontinued several product lines due to the continuation of unexpected development and pricing that is no longer acceptable to the Company. These lines of business included coverages for certain specialty automobile lines, aviation, and complex general liability risks. As a result of these current developments, management modified the assumptions used in reserving 1997 and prior years for these lines which created most of the unfavorable development during 1998.


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

                  The following table presents an analysis of the Company's reserves, reconciling beginning and ending reserve balances for the periods indicated:

                                                                             Years Ended December 31,
                                                                    1998             1997              1996
                                                                                (in thousands)
Net loss and loss adjustment
  expense reserves at beginning
  of year........................................................$263,106         $246,752          $201,356
                                                                 ---------        ---------         ---------
Provisions for net losses and
  loss adjustment expenses for
  claims occurring in the current
  year........................................................... 212,894          206,597           233,727

Increase in net reserves for
  claims occurring in prior years...............................   24,167            6,858             9,530
                                                                 ---------        ---------         ---------
                                                                  237,061          213,455           243,257
                                                                 ---------        ---------         ---------
Net losses and loss adjustment
  expenses paid for claims
  occurring during:
  The current year...........................................    (100,968)        (110,372)         (102,565)
  Prior years...............................................     (113,224)         (86,729)          (95,296)
                                                                 ---------        ---------         ---------
                                                                 (214,192)        (197,101)         (197,861)
                                                                 ---------        ---------         ---------
Net loss and loss adjustment
  expense reserves at end of year................................ 285,975          263,106           246,752

Reinsurance recoverable on unpaid
  losses and loss adjustment
  expenses....................................................... 238,769          165,547           185,421
                                                                 ---------        ---------        ----------
Gross loss and loss adjustment
  expense reserves...............................................$524,744         $428,653          $432,173
                                                                 =========        =========        ==========

                  The following table presents the development of balance sheet net loss reserves from calendar years 1988 through 1998. The top line of the table shows the loss reserves at the balance sheet date for each of the indicated years. These amounts are the estimates of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The middle section of the table shows the cumulative amount paid, expressed as a percentage of the initial reserve amount, with respect to previously recorded reserves as of the end of each succeeding year. The lower section of the table shows the reestimated amount, expressed as a percentage of the initial reserve amount, of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Net cumulative redundancy (deficiency)" caption represents the aggregate percentage increase (decrease) in the initial reserves estimated. It should be noted that the table presents the "run off" of balance sheet reserves, rather than accident or policy year loss development. The Company computes the cumulative redundancy (deficiency) annually on a calendar year basis.

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

                  The Company adopted Statement of Financial Accounting Standards No. 113 ("SFAS #113"), "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," effective January 1, 1993. The application of SFAS #113 resulted in the reclassification of amounts ceded to reinsurers, which amounts were previously reported as a reduction in unearned premium and unpaid losses and loss adjustment expenses, to assets on the consolidated balance sheet. The table below includes a reconciliation of net loss and loss adjustment expense reserves to amounts presented on the consolidated balance sheet after reclassifications related to the adoption of SFAS #113. The gross cumulative deficiency is presented for 1992 through 1997, the only years on the table for which the Company has restated amounts in accordance with SFAS #113.

                                                                      Years Ended December 31

                               1988     1989     1990     1991     1992     1993     1994     1995     1996      1997     1998
Net reserves for unpaid
  losses and loss
  adjustment expenses       $34,092  $43,380  $58,439  $66,132  $77,627 $115,714 $141,514 $201,356 $246,752 $263,106  $285,975
Cumulative amount of net
  liability paid through:
    One year later             30.5%    30.0%    40.6%    45.7%    36.1%    49.1%    51.0%    47.3%    44.7%    43.0%
    Two years later            52.1%    59.5%    70.8%    72.3%    73.6%    80.5%    86.1%    75.2%    71.8%
    Three years later          68.7%    76.1%    88.5%    96.6%    94.5%   100.9%   104.5%    93.1%
    Four years later           77.0%    84.5%   101.2%   108.1%   109.0%   108.8%   115.5%
    Five years later           81.5%    89.2%   107.5%   115.1%   114.9%   113.6%
    Six years later            85.3%    93.4%   109.7%   118.2%   118.2%
    Seven years later          89.8%    94.5%   111.4%   119.5%
    Eight years later          90.3%    95.5%   111.8%
    Nine years later           90.4%    95.6%
    Ten years later            90.4%
Net reserves reestimated as of:
    One year later             97.9%    99.1%   100.3%   103.5%   103.3%   104.4%   115.8%   104.7%   102.8%    109.2%
    Two years later            92.3%    95.2%   102.3%   109.9%   109.7%   114.5%   115.7%   106.6%   112.0%
    Three years later          87.3%    91.4%   107.4%   116.9%   117.9%   113.1%   120.5%   114.2%
    Four years later           84.9%    92.5%   110.7%   120.1%   117.7%   116.1%   125.9%
    Five years later           85.3%    94.0%   112.7%   119.9%   119.8%   118.2%
    Six years later            86.6%    95.9%   112.0%   120.5%   121.5%
    Seven years later          91.0%    95.4%   112.5%   121.9%
    Eight years later          90.7%    96.0%   113.4%
    Nine years later           90.8%    96.7%
    Ten years later            90.8%
Net cumulative redundancy
   (deficiency)                 9.2%     3.3%   -13.4%   -21.9%   -21.5%   -18.2%   -25.9%   -14.2%   -12.0%     -9.2%

Gross reserves for unpaid loss and
  loss adjustment expenses                                      $127,666 $211,600 $221,325 $369,244 $432,173  $428,653 $524,744
Reinsurance recoverable on unpaid
  loss and loss adjustment expenses                               50,039   95,886   79,811  167,888  185,421   165,547  238,769
                                                                -------- -------- -------- -------- --------  -------- --------
Net reserves for unpaid loss and
  loss adjustment expenses                                      $ 77,627 $115,714 $141,514 $201,356 $246,752  $263,106 $285,975
                                                                ======== ======== ======== ======== ========  ======== ========
Reestimated gross reserves for unpaid
  loss and loss adjustment expenses                               112.0%   118.6%   131.6%   110.3%   109.2%    114.2%
Reestimated reinsurance recoverable
  on unpaid loss and loss adjustment
  expenses                                                         97.1%   119.1%   141.8%   105.7%   105.6%    122.1%

Reestimated net reserves for unpaid
  loss and loss adjustment expenses                               121.5%   118.2%   125.9%   114.2%   112.0%    109.2%
                                                                ========  ======= ========  =======  =======  ========
Gross cumulative redundancy (deficiency)                          -12.0%   -18.6%   -31.6%   -10.3%    -9.2%    -14.2%
                                                                ========  ======= ========  =======  =======  ========

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

                  The Company generally retains the first $500,000 of risk under its property and casualty lines of business, ceding the next $1,500,000 (on a per risk basis) on property and $5,500,000 (on an occurrence basis) on casualty, respectively to reinsurers. To the extent that individual policies exceed reinsurance treaty limits, the Company purchases reinsurance on a facultative (specific policy) basis.

                  The Company maintains catastrophe reinsurance for its casualty lines which provides coverage for $14 million in excess of $6 million of aggregate risk per occurrence, and for its property lines, which provides coverage of 95% of $117.5 million in excess of a $2.5 million retention per occurrence. The Company reviews the concentrations of property values in its property lines of business continually and models possible losses for catastrophic events through computer simulations of different levels of storm activity, adjusting the required limit of liability or the concentrations of property coverage as deemed appropriate.

                  In its workers' compensation line, the Company buys excess of loss protection on a statutory basis in excess of a $600,000 per occurrence retention.

                  The Company reinsures its MPCI business with various federal reinsurance pools administered by the RMA. The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. The Company's net exposure on MPCI business is further reduced by excess of loss reinsurance purchased from private carriers. This excess of loss reinsurance generally provides coverage for 95% of losses in excess of a $3,000,000 deductible after the Company's loss ratio reaches specified limits for each line of business, ranging from 72% to 77% on crop hail and named peril business and 100% on MPCI business. Additionally 80% of the Company's crop hail business is reinsured through quota share agreements.

                  At December 31, 1998, 90% of the Company's outstanding reinsurance recoverables were from domestic reinsurance companies or the federal government, 93% of which was from reinsurance companies rated A- (excellent) or better by A.M. Best or from the federal government. The balance was primarily placed with major international reinsurers.

Investments

                  The Company's investment policy is to maximize the after-tax yield of the portfolio while emphasizing the stability and preservation of the Company's capital base. Further, the portfolio is invested in types of securities and in an aggregate duration which reflect the nature of the Company's liabilities and expected liquidity needs. The Company manages its portfolio internally. The Company's fixed maturity securities are classified as available-for-sale and carried at estimated fair value. The investment portfolio at December 31, 1998 and 1997, consisted of the following:

                                                                      December 31, 1998     December 31, 1997

                                                                   Amortized  Estimated  Amortized   Estimated
                                                                     Cost    Fair Value    Cost     Fair Value
Type of Investment                                                                 (in thousands)
Fixed maturity securities
  U.S. Treasury and government securities............................$77,671    $78,785   $104,039   $104,534
  States, municipalities and political
    subdivisions.................................................... 161,017    167,202    129,378    133,860
  Other debt securities.............................................. 56,786     53,193     40,131     39,598
  Mortgage-backed securities......................................... 38,475     37,927     48,056     44,807
                                                                     -------    -------   --------   --------
       Total fixed maturity securities.............................. 333,949    337,107    321,604    322,799

  Common stocks...................................................... 39,438     44,371     23,574     30,847
  Preferred stocks................................................... 27,246     27,316     51,185     53,309
  Commercial mortgages................................................ 9,549      9,549     10,248     10,248
  Real estate.......................................................   3,300      3,300      3,329      3,329
  Short-term investments(1).........................................  67,754     67,754     32,185     32,185
                                                                    --------   --------   --------   --------
       Total........................................................$481,236   $489,397   $442,125   $452,717
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

         The following table sets forth, as of December 31, 1998, the composition of the Company's fixed maturity securities portfolio by time to maturity:

                                                                        Estimated
     Maturity                                                           Fair Value         Percent
                                                                    (in thousands, except percentages)
1 year or less.............................................................$ 10,180         3.0%
More than 1 year through 5 years............................................ 70,479        20.9%
More than 5 years through 10 years.........................................  59,625        17.7%
More than 10 years......................................................... 158,896        47.1%
Mortgage-backed securities.................................................. 37,927        11.3%
                                                                           --------       ------
     Total.................................................................$337,107       100.0%
                                                                           ========       ======


                  The Company's investment results for the periods indicated are set forth below:

                                                                            Years Ended December 31,
                                                                                 1998        1997         1996
                                                                             (in thousands, except percentages)
Net investment income..........................................................$ 28,320   $ 28,016    $ 26,491
Average investment
  portfolio(1)................................................................. 497,649    453,876     402,404
Pre-tax return on average
  investment portfolio.........................................................     5.7%       6.2%        6.6%
Net realized gains.............................................................$  6,825    $ 7,321    $  5,216
Change in unrealized gain (loss) on available-for-sale securities .............$ (1,580)   $ 8,361    $ (1,495)

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

                  Except for interest on surplus notes issued by the Insurance Companies and payments on the American Agrisurance ("Am Ag") profit sharing, the Company is dependent for funds to pay its operating and other expenses upon dividends and other distributions from the Insurance Companies, the payment of which are subject to review and authorization by state insurance regulatory authorities. Under Nebraska law, no domestic insurer may make a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of such insurer's policyholders' surplus as of the preceding December 31 or (ii) such insurer's statutory net income (excluding realized capital gains) for the preceding calendar year, until either it has been approved, or a thirty-day waiting period shall have passed during which it has not been disapproved by the Nebraska Insurance Director. Iowa and Texas have similar laws governing the payment of dividends or distributions of insurance companies domiciled in their state. In any case, the maximum amount of dividends the Insurance Companies may pay to Acceptance is limited to its earned surplus, also known as unassigned funds. Under Arizona law, payment of dividends or distributions by a domestic insurer is limited to the lesser of (i) 10% of such insurer's policyholders' surplus as of the preceding December 31 or (ii) such insurer's net investment income for the preceding calendar year. The tiered structure of the Company's insurance subsidiaries effectively imposes two levels of dividend restriction on the payment to the ultimate parent of dividends from Acceptance Indemnity, Phoenix Indemnity, American Growers and Acceptance Casualty. During 1999, the statutory limitation on dividends from the Insurance Companies to Acceptance without further insurance department approval is approximately
$15.9 million.

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

                  The NAIC has approved and recommended that states adopt and implement several regulatory initiatives designed to be used by regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies and to decrease the risk of insolvency of insurance companies. These initiatives include the implementation of the Risk Based Capital ("RBC") standards for determining adequate levels of capital and surplus to support four areas of risk facing property and casualty insurers:
(a) asset risk (default on fixed income assets and market decline), (b) credit risk (losses from unrecoverable reinsurance and inability to collect agents' balances and other receivables),(c) underwriting risk (premium pricing and reserve estimates), and (d) off-balance sheet/growth risk (excessive premium growth and unreported liabilities). At December 31, 1998 the Insurance Companies met the RBC requirements as promulgated by the domiciliary states of the Insurance Companies and the NAIC.

                  The NAIC has developed its Insurance Regulatory Information System ("IRIS") to assist state insurance departments in identifying significant changes in the operations of an insurance company, such as changes in its product mix, large reinsurance transactions, increases or decreases in premiums received and certain other changes in operations. Such changes may not result from any problems with an insurance company but may merely indicate changes in certain ratios outside ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "normal ranges," state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted. At December 31, 1998, none of the six Insurance Companies had more than three ratios falling outside
"normal ranges."

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

                  Adverse loss experience for 1997 and prior years resulted in a strengthening of loss reserves for the year ended December 31, 1998, in the amount of $24.2 million. The establishment of appropriate loss reserves is an inherently uncertain process, and, it has been necessary, and over time may continue to be necessary, to revise estimated loss reserve liabilities. See "Loss and Loss Adjustment Reserves," for a further discussion of factors which may, in the future, influence loss reserve estimates.

                  Property and casualty insurance is a capital intensive business and the Company is obliged to maintain minimum levels of surplus in the Insurance Companies in order to continue writing insurance at current levels or to increase its writings, and also to meet various operating ratio standards established by state insurance regulatory authorities and by insurance rating bureaus. Without additional capital, the Company could be required to curtail growth or even to reduce its volume of premium writings in order to satisfy state regulations or to maintain its current A- (excellent) rating from A.M. Best. The Company's long-term history is one of continuing premium growth, and it may be expected to require additional capital from time to time, through additional offerings of its securities, increase in its debt or otherwise. The Company continually reviews the surplus needs of the Insurance Companies, and may, from time-to-time, need to seek additional funding.

Employees

                  At March 22, 1999 the Company and its subsidiaries employed 17 salaried executives and 1,025 other personnel. Acceptance believes that relations with its employees are good.

Item 2.  Properties.

                  The following table sets forth certain information regarding the principal properties of the Company.

                                                General                                            Leased/
Location                                        Character          Size                            Owned(1)
Omaha, NE.......................................Office              58,000 sq. ft.                 Leased
Council Bluffs, IA..............................Office             142,000 sq. ft.                 Leased
Council Bluffs, IA..............................Office              33,000 sq. ft.                 Owned
Whitsett, NC....................................Office               7,000 sq. ft.                 Leased
Phoenix, AZ.....................................Office              33,000 sq. ft.                 Leased
Scottsdale, AZ..................................Office              27,000 sq. ft.                 Leased
Itasca, IL......................................Office               4,000 sq. ft.                 Leased
Overland Park, KS...............................Office               3,000 sq. ft.                 Leased

---------------
(1)      The range of expiration dates for these leases is November 30, 2001(Omaha), December 31, 2001 with five year option (Council Bluffs), December 31, 2000 (Whitsett), February 21, 2000 (Phoenix), December 31,
         2001 (Scottsdale), August 31, 2001 (Itasca), and December 31, 2001 (Overland Park).

Item 3.  Legal Proceedings.

                  There are no material legal proceedings pending involving the Company or any of its subsidiaries which require reporting pursuant to this Item.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II.

Item 5.  Market for Registrant's Equity and Related Stockholder Matters.

                  The Common Stock is listed and traded on the New York Stock Exchange ("NYSE"). The following table sets forth the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape for the fiscal quarters indicated.

                                                                            High                   Low
Year Ended December 31, 1997
  First Quarter............................................................. 22 7/8                 18 5/8
  Second Quarter............................................................ 22 3/4                 18
  Third Quarter............................................................. 26 3/4                 21 1/4
  Fourth Quarter............................................................ 28 5/8                 22 3/8

Year Ended December 31, 1998
  First Quarter............................................................. 25 3/8                 22 5/8
  Second Quarter............................................................ 25 1/4                 21 1/2
  Third Quarter............................................................. 24 11/16               17 7/16
  Fourth Quarter............................................................ 20 13/16               17 1/16


As of March 22, 1999, there were approximately 1,600 holders of record of the Common Stock.

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


                                                                                Years Ended December 31,
                                                         1998(1)         1997(1)         1996(1)         1995(1)         1994(1)
                                                                (in thousands, except per share data and ratios)
Income Statement Data:
  Insurance Revenues:
    Gross premiums written..............................$700,960       $665,810        $651,060        $537,349       $447,483
                                                        ========       ========        ========        ========       ========
    Net premiums written................................$309,492       $335,064        $366,949        $286,183       $229,176
                                                        ========       ========        ========        ========       ========
    Net premiums earned.................................$328,044       $335,215        $348,653        $271,584       $202,659
    Net investment income...............................  27,641         27,426          25,677          19,851         12,864
    Net realized capital gains..........................   6,825          7,321           5,206           2,531            554
    Agency income.....................................        --             --           1,035           2,863          3,629
                                                        --------       --------        --------        --------       --------
      Insurance revenues................................ 362,510        369,962         380,571         296,829        219,706
  Non-insurance revenues................................     679            590             824             976            412
                                                        --------       --------        --------        --------       --------
  Total revenues........................................ 363,189        370,552         381,395         297,805        220,118

  Insurance expenses:
    Losses and loss adjustment
      expenses.......................................... 237,061        213,455         243,257         212,337        142,951
    Underwriting and other expenses..................... 104,736         97,109          95,803          72,602         52,627
    Agency expenses......................................     --              --          1,024           2,596          3,180
                                                        --------       --------        --------        --------       --------
      Insurance expenses................................ 341,797        310,564         340,084         287,535        198,758
  Non-insurance expenses................................   3,502          2,063           2,015           2,165          1,684
                                                        --------       --------        --------        --------       --------
  Total expenses........................................ 345,299        312,627         342,099         289,700        200,442
                                                        --------       --------        --------        --------       --------
  Operating profit ....................................   17,890         57,925          39,296           8,105         19,676

  Other expense:
    Interest expense...................................   (8,994)        (6,569)         (4,896)         (2,591)        (1,693)
    Other expense, net................................      (816)           (51)           (910)           (171)          (271)
                                                        ---------      ---------        --------       ---------       --------
    Income before income taxes
      and minority interests.............................  8,080         51,305          33,490           5,343         17,712

  Provision (benefit) for income
    taxes(2).............................................  2,544         15,992           3,210           1,188         (3,443)
  Minority interests in net income
    of consolidated subsidiaries.........................    --             --              --              --              80
                                                         ---------     ---------       --------         --------      ---------
  Net income  .......................................... $ 5,536       $ 35,313        $ 30,280         $ 4,155       $ 21,075
                                                         =========     =========       ========         ========      =========
  Net income
    per share:
    - Basic..............................................$   .37       $   2.34        $   2.03         $   .28       $   2.04
    - Diluted............................................    .37           2.30            1.99             .28           1.86

GAAP Ratios:
  Loss ratio...........................................    72.3%          63.7%           69.7%           78.2%          70.5%
  Expense ratio........................................    31.9%          28.9%           27.5%           26.7%          26.0%
                                                         --------      ---------       --------          ------        -------
  Combined loss and expense ratio.....................    104.2%          92.6%           97.2%          104.9%          96.5%
                                                         ========      =========       ========          ======        =======

                                                                                    December 31,
                                                            1998            1997            1996            1995            1994

Balance Sheet Data:
  Investments...........................................$489,397       $452,717        $405,926        $368,001        $264,743
  Total assets........................................ 1,092,943        979,453         884,380         781,034         543,087
  Loss and loss adjustment
    expense reserves.................................... 524,744        428,653         432,173         369,244         221,325
  Unearned premiums..................................... 162,037        157,134         140,217         124,122          97,170
  Borrowings and term debt...........................     15,000         --              69,000          69,000          29,000
  Company-obligated mandatorily
    redeemable Preferred Securities
    of AICI Capital Trust, holding
    solely Junior Subordinated
    Debentures of the Company...........................  94,875         94,875             --              --              --
  Stockholders' equity.................................. 236,154        253,670         207,820         177,787         159,754

Other Data:
  Statutory Surplus of Insurance
    Companies(3)........................................ 236,041        238,520         191,455         169,628         126,272

__________________

(1)      For a discussion of the accounting treatment of the Company's MPCI business,  see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

(2)      Results for 1994  reflect the utilization of tax loss carryforwards and other temporary differences resulting from prior non-insurance operations.

(3)      Statutory data has been derived from the separate financial statements of the Insurance Companies prepared in accordance with SAP.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


                  The following discussion and analysis of financial condition and results of operations of the Company and its consolidated subsidiaries should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere herein.

General

                  During 1998, the Company continued to focus on improving operating margins in its property and casualty business by emphasizing profitable lines, reunderwriting marginal lines and eliminating unprofitable lines. This process led to a restructuring of the Company's property and casualty business in the fourth quarter of 1998 including the elimination of $151.0 million in gross written premiums from unprofitable lines of business, reinsurance agreements transferring run-off of the eliminated lines of business, and the strengthening of the Company's loss and loss adjustment expense reserves, principally on the eliminated lines of business.

                  During the past five years, the Company's other major segment, crop insurance, has met or exceeded the Company's operating margin expectations, and this trend continued during 1998. The Company is currently the third largest writer of MPCI business in the United States.

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

Forward-Looking Information

                  Except for the historical information contained in this Annual Report on Form 10-K, matters discussed herein may constitute forward-looking information, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking information reflects the Company's current best estimates regarding future operations, but, since these are only estimates, actual results may differ materially from such estimates.

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

                  Forward-looking information set forth herein does not take into account any impact from any adverse weather conditions during the 1999 crop season, or the various other factors noted above which may affect crop and non-crop operation results.

Results of Operations
Year Ended December 31, 1998
Compared to Year Ended December 31, 1997

                 The Companys net income decreased 84.3% from $35.3 million in the year ended December 31, 1997 to $5.5 million in the year ended December 31, 1998. The Companys operating income decreased 69.1% from $57.9 million in the year ended December 31, 1997 to $17.9 million in the year ended December 31, 1998. These deteriorating results occurred due to a decline in the Company's net premiums earned, an increase in the Company's incurred losses and loss adjustment expenses, an increase in the Company's underwriting and general and administrative expenses, an increase in the Company's interest expenses, and a decrease in the Company's net realized capital gains. These negative results were primarily a result of the failure of the Company's property and casualty operations to achieve underwriting profitability, whereas the Company's crop insurance operations were able to meet or exceed profitability expectations for the fifth consecutive year.

               During 1998, as in 1997, the Company's goal in its property and casualty segment was to improve underwriting results through an emphasis on profitable lines, modification of marginal lines, and a discontinuation of unprofitable lines. By the fourth quarter of 1998, it became clear that this process was not meeting the Company's goals for underwriting profitability, and therefore, the Company undertook substantial restructuring of its property and casualty operations in order to focus on profitable lines of speciality business generated by its general agents and program managers. This restructuring eliminated approximately $151.0 million in annual gross written premiums from lines of business the Company believed had developed into commodity insurance products no longer meeting the criteria of its core specialty business. As part of the property and casualty operations restructuring, the Company entered into discussions for sale of some discontinued business, most notably the non-standard automobile business, and entered into reinsurance agreements transferring the runoff of the remaining discontinued lines to reinsurers. The Company also strengthened its loss and loss adjustment reserves primarily due to continued unexpected development, principally on the discontinued lines of business. As part of the restructuring plan, the Company recorded an after tax charge in the fourth quarter of 1998 of approximately $23.3 million, and the Company expects an after tax charge of approximately $.9 million to be recorded in the first quarter of 1999. Before the charges associated with the restructuring, the Company's net income for 1998 was $28.8 million. In addition to the non-standard automobile business, the Company discontinued several product lines including coverages for certain specialty automobile lines, aviation, and complex general liability risks.
The remaining property and casualty lines of business have historically achieved underwriting loss and expense ratios below 100%, and with the reinsurance of discontinued lines and the strengthening of reserves for the discontinued business, the Company believes that it has enhanced the ability of its property and casualty operations to return to profitability in 1999.


               The Company's crop segment was a significant contributor to the underwriting earnings of the Company in both 1997 and 1998. During 1997, this segment contributed $36.9 million to the Company's underwriting earnings as compared to $30.0 million during 1998. During 1997, the Company earned a profit share of 31.5% on its MPCI retained premium pool of approximately $155.5 million or $49.0 million. In addition, the Company recorded in the first quarter of 1998 additional profit share of 2.5% or $4.0 million for the 1997 year. This compares with an earned profit sharing of 25.0% on $196.5 million retained premium pool generating $49.1 million in 1998.

               For the second year in a row, the Company experienced a decline in net insurance premiums earned from $335.2 million in 1997 to $328.0 million in 1998. While the Company's gross written premiums increased 5.3% from $665.8 million in 1997 to $701.0 million in 1998, an increase in the premiums which the Company ceded to reinsurers resulted in a decrease in net premiums written and net premiums earned. Due to the competitive environment in the property and casualty business, new programs which the Company initiated in 1998 were heavily reinsured in order to diminish the impact on the Company's results until such time as these new programs confirmed their expected level of profitability, and lines of business which were profitable but performing below the Company's return on equity expectations, were more heavily reinsured in order to take advantage of favorable reinsurance terms available in the market. These factors offset growth in profitable lines of business during 1998, as competitive pressures in the property and casualty industry minimized growth in these lines of business.

               The Company's losses and loss adjustment expenses incurred increased from $213.5 million during 1997 to $237.1 million in 1998. This increase in losses and loss adjustment expenses was principally attributable to the $24.2 million strengthening in loss reserves for prior periods. Excluding the strengthening of loss reserves for prior periods, losses and loss adjustment expenses incurred decreased .3%, and the ratio of the Company's losses and loss adjustment expenses to net premiums earned increased from 63.7% in 1997 to 64.9%, excluding reserve strengthening for prior periods, in 1998. Including the reserve adjustment for prior periods, the Company's ratio of losses and loss adjustment expenses to net premiums earned in 1998 was 72.3%. In the Company's property and casualty operations, results from operations which will continue after the restructuring were considerably better than those of the operations discontinued in the restructuring. Those operations being discontinued experienced a ratio of loss and loss adjustment expense to net premiums earned of 112.0% during 1998 whereas those operations which continue after the restructuring experienced a ratio of losses and loss adjustment expenses to net premiums earned of 65.6% during 1998.

               Underwriting expenses increased from $97.1 million during 1997 to $104.7 million during 1998, thus increasing the ratio of underwriting expenses to net premiums earned from 29.0% in 1997 to 31.9% in 1998. Underwriting expense in the Company's crop insurance operations increased from 1997 expenses of $9.0 million to underwriting expenses in 1998 of $14.8 million. This increase of $5.7 million resulted from a decrease in the expense reimbursement from the federal government in the Company's MPCI crop insurance program of $5.2 million, an increase in commissions paid to agents on MPCI policies purchased at the catastrophic level of $3.3 million as the market changed its commission practices on this type of policy from a flat fee to a percentage of imputed premiums, and, offsetting these increase in expenses, a decrease in the crop insurance segment's operating expenses of $2.8 million resulting from improvements in operating efficiencies. The Company's underwriting expenses in its property and casualty segment increased more modestly from $88.1 million or 32.0% of net premiums earned in 1997 to $90.0 million or 33.7% of net premiums earned in 1998. This increase in underwriting expenses in the property and casualty segment occurred principally from a shifting emphasis on casualty lines of business under which the Company pays a lower rate of commission to property lines of business in which the Company's acquisition expenses are greater, but where its historical loss ratios are lower. In the Company's property and casualty segment, the Company has sought to reduce overall operating expenses as part of its restructuring process, and therefore, believes that the ratio of underwriting expenses to net premiums earned will return to the level experienced in 1997 during 1999. In the Company's crop insurance operations, the federal government has again in 1999 reduced the expense reimbursement under the Company's MPCI crop insurance programs. The Company does not believe that the competitive marketplace for crop insurance will allow it to reduce commissions or other operating expenses commensurate with the reduction in federal reimbursement, and therefore, the Company expects underwriting expenses in its crop segment to again increase during 1999.

               The Company's charges for general and administrative expenses increased from $2.1 million in 1997 to $3.5 million during 1998. The principal component of this increase was a $1.1 million charge recorded in 1998 related to the valuation of its non-standard automobile subsidiary that is being held for sale.

               The Company's net investment income remained approximately the same during 1997 as its was in 1998, increasing from $28.0 million during 1997 to $28.3 million during 1998. This slight increase in net investment income was positively impacted by an increase in the average outstanding size of the Company's investment portfolio from $453.9 million during the twelve months ended December 31, 1997 to $497.7 million during the twelve months ended December 31, 1998. However, the before tax investment yield of the Company's investments declined from 6.2% during 1997 to 5.7% during 1998. This decrease in investment yield was a result of an overall lower interest rate environment during 1998 as compared to 1997 as well as an increase in the amount of municipal tax advantaged securities and common stock in the Company's investment portfolio during 1998 as compared to 1997. In addition, the Company's net realized capital gains decreased from $7.3 million during the twelve months ended December 31, 1997 to $6.8 million during the twelve months ended December 31, 1998.

               The Company's net income was also negatively impacted by an increase in the Company's interest expense of 36.9% from $6.6 million during the year ended December 31, 1997 to $9.0 million during the year ended December 31, 1998. The increase in interest expense was a result of both an increase in the Company's average outstanding borrowings from $81.6 million during the twelve months ended December 31, 1997 to $100.0 million for the twelve months ended December 31, 1998, and an increase in the average interest rate from 8.1% during 1997 to 9.0% during 1998. The increased borrowings were used to add statutory surplus to the insurance Company's subsidiaries as well as to repurchase shares of the Company's stock under the Company's Stock Repurchase Program approved by the Board of Directors in May, 1998. During the remainder of 1998, the Company repurchased one million shares of the Company's stock at a cost of approximately $22.1 million. The Company funded these repurchases using available cash and $15 million of borrowings under its Revolving Credit Facility. The Company expects to pay off its outstanding bank borrowings during the second quarter of 1999 from available cash, but may consider repurchasing additional shares of the Company's stock again in 1999 if excess cash flows are developed. The increase in the Company's average interest rate resulted from the issuance of $94.875 million in trust preferred securities and the retirement of the Company's outstanding bank debt during the third quarter of 1997 (See Liquidity and Capital Resources).

Results of Operations
Year ended December 31, 1997
Compared to Year Ended December 31, 1996

                  The Company's net income increased 16.6% from $30.3 million in the year ended December 31, 1996 to $35.3 million in the year ended
December 31, 1997.  The Company's operating income increased 47.4% from
$39.3 million in the year ended December 31, 1996 to $57.9 million in the year ended December 31, 1997. These improved results occurred despite a decrease in the Company's insurance premiums earned and the differential between the growth in net income and operating income occurred as the Company's tax rate returned to normal levels in 1997 after the Company's 1996 taxes were positively affected by the decrease in the valuation allowance relating to the unrealized loss from the Company's investment in Major Realty. The improved results were attributed primarily to improved loss and expense ratios in the Company's Property and Casualty segment, excellent crop results resulting from an above average profit sharing earned in the Company's MPCI program, and increased investment income and realized gains from the Company's investment portfolio. These positive factors were partially offset by an increase in the expense ratio of the Crop segment, increased interest expense, and an increase in the Company's effective tax rate.

                  After several years of growth in net insurance premiums earned, the Company experienced a decline in net insurance premiums earned from $348.7 million in 1996 to $335.2 million in 1997, a decline of approximately 3.9%. During 1997, the Company's goal in its Property and Casualty segment was to improve underwriting results through an emphasis on profitable lines, a restructuring of marginal lines, and a discontinuation of unprofitable lines. During this process, growth in profitable lines of business was offset by declining volumes in the discontinued lines resulting in only a
 .8% increase in direct premiums written and a 2.3% increase in gross premiums written. In lines of business in which the Company was seeking to improve marginal results, the Company ceded additional amounts to reinsurers in order to reduce the impact of these lines as well as to help improve the net results of the Company. Due to the competitive environment in the Property and Casualty business, new programs which the Company initiated in 1997 were also heavily reinsured in order to diminish the impact on the Company's results until such time as these new programs confirmed their expected level of profitability. Accordingly, the Company increased its cessions to reinsurers by approximately $46.6 million from $284.1 million in 1996 to $330.7 million during 1997, resulting in a 8.7% decline in net premiums written during 1997 as compared to 1996.

                  In the Company's Crop segment, the Company's premium levels were also relatively flat as direct written premiums decreased from $198.6 million in 1996 to $196.5 million in 1997 and gross premiums increased slightly from $242.9 million in 1996 to $248.0 million in 1997. These relatively level written premiums resulted as increases in the Company's policy count under the Company's largest program, the MPCI crop insurance program, were offset by reductions in commodity prices upon which the Company's premiums are based.

                  Underwriting results in the Company's Property and Casualty segment improved during 1997 as compared to 1996. This segment experienced a $12.3 million underwriting loss and a combined ratio of 104.5% in the twelve months ended December 31, 1997 as compared to a $31.9 million underwriting loss and a combined ratio of 111.3% for the twelve months ended December 31, 1996.

                  The Property and Casualty segment's improved underwriting results were due to a decrease in both the segment's accident year and calendar year loss and loss adjustment expense ratios from 1996 to 1997. The segment's loss and loss adjustment expense ratios fell from 74.6% and 78.0% on an accident and calendar year basis respectively during 1996 to 69.9% and 72.5% on an accident year calendar year basis respectively during 1997. The improvement in the loss and loss adjustment expense ratio resulted from a change in mix of business, emphasizing more profitable lines, restructuring reinsurance to improve the Company's net results and the cancellation of programs and agents with unprofitable loss and loss adjustment expense ratios.

                  Additionally, the Property and Casualty segment's expense ratio decrease from 33.4% during 1996 to 32.0% during 1997. During 1996, many of the new programs within the segment were in a start-up phase in which fixed expenses were not offset by adequate earned premiums. During 1997, growth in earned premiums in these programs allowed fixed costs to move into a more normal relationship as a percentage of earned premiums.

                  During 1997, non-automobile lines of business continued to outperform the automobile lines of business within the Company's Property and Casualty segment. For the year 1997, automobile lines recorded a 112.9% combined ratio while non-automobile lines recorded 99.9% combined ratio. The Company continues to effect significant underwriting changes within its automobile lines in order to bring them closer to the Company's desired goal of a combined ratio of 100.0% or less.

                  The Company's Crop segment was a significant contributor to the underwriting earnings of the Company in both 1996 and 1997. During 1996, the segment contributed $41.5 million to the Company's underwriting earnings as compared to $36.9 million during 1997. During 1997, the Company earned a profit share of 31.5% on its MPCI retained premium pool of approximately $155.5 million or $49.0 million. This compares with an earned profit share of 23.5% on a $161.4 million retained premium pool generating $37.9 million in 1996.

                  During the first quarter of 1996, the Company's operating income benefited from a $2.8 million profit in the Company's Crop segment. The principal component of this $2.8 million was the recording of an additional $3.8 million in profit sharing under the Company's MPCI program. The Company's estimate of its profit sharing under the MPCI program at December 31, 1995 was affected by a volatile crop growing season during which many of the rules pertaining to preventive planting payments were changed and a combination of unusual weather conditions manifested themselves in an unusually late harvest. As claims were closed during the first quarter of 1996 and the final preventive planting rules applied to these losses, the Company was able to earn additional profit sharing. The 1996 growing year did not experience this same degree of volatility, and the harvest was not delayed by unusual weather conditions. Consequently, the MPCI profit sharing income recorded at December 31, 1996 more accurately estimated actual results than had the profit sharing recorded at December 31, 1995. During the first quarter of 1997, the Company experienced operating income of approximately $900,000 from the operations of its Crop segment. The Company believes that the crop results for the first quarter of 1997 were more typical of a normal year than those experienced in the first quarter of 1996.

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

                  The Company's 1996 taxes were positively effected by the decrease in the valuation allowance related to the unrealized loss from the Company's investment in Major Realty. In October 1995, Major Realty announced that its Board of Directors had determined that it was in the best interest of the stockholders to seek a merger partner, otherwise seek a transaction for the sale of the company. At December 31, 1996, the Company believed that the realization of the capital loss associated with such a transaction was more likely than not due to sufficient carryforwards of capital gains as well as the likelihood of future capital gains. No such benefit was realized in 1997, and therefore, the Company's effective tax rate increased to a more normal level of 31.2% as compared to an effective tax rate of 9.6% in 1996.


Liquidity and Capital Resources

                  The Company has included a discussion of the liquidity and capital resources requirement of the Company and the insurance subsidiaries.

The Company - Parent Only

                  As an insurance holding company, the Company's assets consist primarily of the capital stock of its subsidiaries, surplus notes issued by two of its insurance company subsidiaries and investments held at the holding company level. The Company's primary sources of liquidity are receipts from interest payments on the surplus notes, payments from the profit sharing agreement with American Agrisurance, the Company's wholly owned subsidiary which operates as the general agent for the Company's crop insurance programs, tax sharing payments from its subsidiaries, investment income from, and proceeds from the sale of, holding company investments, and dividends and other distributions from subsidiaries of the Company. The Company's liquidity needs are primarily to service debt, pay operating expenses and taxes, make investments in subsidiaries, and repurchase shares of the Company's stock.

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

                  Under the American Agrisurance profit sharing agreement, American Agrisurance receives up to 50% of the crop insurance profit after expenses and a margin retained by the Insurance Companies based upon a formula established by the Company and approved by the Nebraska Department of Insurance. If the calculated profit share is negative, such negative amounts are carried forward and offset future profit sharing payments. For the year ended December 31, 1998 and 1997, American Agrisurance recorded $13.2 million and $12.4 million, net of tax, related to the profit sharing agreement. These amounts were distributed in the form of a dividend to the Company.

                  Dividends from the insurance subsidiaries of the Company are regulated by the regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to parent companies to certain statutorily approved limits. In 1999, the statutory limitation on dividends from insurance company subsidiaries to the parent without further insurance departmental approval is approximately $15.9 million.

                  The Company is currently a party to a tax sharing agreement with its subsidiaries, under which such subsidiaries pay the Company amounts in general equal to the federal income tax that would be payable by such subsidiaries on a stand-alone basis.

                  In August 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the "Issuer Trust") issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). The Company owns all of the common securities (the "Common Securities") of the issue trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust's assets. The assets of the Issuer Trust consist solely of the Company's 9% Junior Subordinated Debentures due 2027 which were issued in August of 1997 in an amount equal to the Preferred Securities and the Common Securities. The Company primarily used the net proceeds in the amount of $90.9 million from the sale of the Junior Subordinated Debentures to pay down the $90.0 million of borrowings under its Revolving Credit Facility. Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemptive provisions, all described in the Junior Debenture Indenture. At December 31, 1998, the Company had Preferred Securities of $94.875 million outstanding at a weighted annual interest cost of 9.1%.

                  In June 1997, the Company amended its borrowing arrangements with its bank lenders providing a five-year revolving credit facility (the "Revolving Credit Facility"), with a final maturity of 2002, in amounts not to exceed $100 million. In August 1997, the Company used the net proceeds from the issuance of Junior Subordinated Debentures to repay the Company's outstanding indebtedness of $90 million under the Revolving Credit Facility.
As a result of the Junior Subordinated Debentures, the Revolving Credit Facility was reduced from $100 million to $65 million. The Company selects its interest rate as either the prime rate or LIBOR plus a margin which varies depending on the Company's funded debt to equity ratio. Interest is payable quarterly. At December 31, 1998, the Company had $15 million outstanding under this arrangement. Borrowings and interest cost averaged $5.2 million and 6.5% during 1998. The Revolving Credit Facility contains covenants which do not permit the payment of dividends by the Company, requires the Company to maintain certain operating and debt service coverage ratios, required maintenance of specified levels of surplus and requires the Company to meet certain tests established by the regulatory authorities.

                  At its May 29, 1998 meeting, the Company's Board of Directors approved a stock repurchase plan providing for the repurchase of up to one million shares of the Company's stock. As of December 31, 1998, the Company has repurchased one million shares at an average cost of $22.07 per share. The Company funded these repurchases using available cash and $15.0 million of borrowings under its Revolving Credit Facility.

                  As of December 31, 1998, the Company held cash, invested assets excluding investments in subsidiaries, and dividends receivable of
 $19.1 million.

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

                  The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. Commencing with the 1997 year, the Company receives a profit share in cash, with 60% of the amount in excess of 17.5% of its MPCI Retention (as defined in the profit sharing agreement) in any year carried forward to future years, or it must pay its share of losses. Prior to the 1997 year, the amount carried forward to future years was any amount in excess of 15% of its MPCI retention. The Company recognized $49.1 million in profit sharing earned on the MPCI business during 1998, and in addition, recognized $4.5 million during 1998 in profit sharing earned on 1997 MPCI business. The Company received $51.5 million in payments under the MPCI program in March of 1999.

                  In the crop hail insurance business, premiums are generally not received until after the harvest, while losses and other expenses are paid throughout the year.

Changes in Financial Condition

                  The NAIC has established a Risk Based Capital ("RBC") formula for property and casualty insurance companies. The RBC initiative is designed to enhance the current regulatory framework for the evaluation of the capital adequacy of a property and casualty insurer. The formula requires an insurer to compute the amount of capital necessary to support four areas of risk facing property and casualty insurers: (a) asset risk (default on fixed income assets and market decline), (b) credit risk (losses from unrecoverable reinsurance and inability to collect agents' balances and other receivables), (c) underwriting risk (premium pricing and reserve estimates), and (d) off balance sheet/growth risk (excessive premium growth and unreported liabilities). The Insurance Companies have reviewed and applied the RBC formula for the 1998 year and have exceeded these requirements.

                  The Company's stockholders' equity decreased by approximately $17.5 million from December 31, 1997 to December 31, 1998. The principal components of this change were the repurchase of one million shares of the Company's stock at an aggregate cost of $22.1 million, net income of $5.5 million for the year ended 1998, and a decrease in the value of the Company's investment portfolio causing the unrealized gain (loss) on available-for-sale securities net of tax to decrease from a gain of $6.9 million to a gain of $5.3 million.

Consolidated Cash Flows

                  Cash flows from operations for the year ended December 31, 1998 were $34.0 million as compared to cash flows from operating activities of $10.1 million during 1997. The increase in positive cash flows is primarily the result of the profit sharing payments received from the federal government under the Company's MPCI crop insurance program. During 1997, this component of operating cash flows was $25.5 million while in 1998, it was $57.0 million.

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

Quantitative and Qualitative Disclosure about Market Risk

                  The Company's balance sheet includes a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. The Company currently has interest rate risk as it relates to its fixed maturity securities and mortgage loans and equity price risk as it relates to its marketable equity securities. In addition, the Company is also subject to interest rate risk at the time of refinancing as it relates to its mandatorily redeemable Preferred Securities. The Company's bank debt is short-term in nature as the Company generally secures rates for periods ranging from one to six months and therefore approximates fair value. The Company's market risk sensitive instruments are entered into for purposes other than trading.

                  At December 31, 1998, the Company had $346.6 million of fixed maturity securities and mortgage loans and $71.7 million of marketable equity securities that were subject to market risk. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk. In addition, the Company has the ability to hold its maturity investments until maturity and therefore would not expect to recognize a material adverse impact on income or cash flows.

                  The Company's Preferred Securities of $94.875 million at December 31, 1998, mature in August 2027 and are redeemable at the Company's option in August 2002. The Company will continue to monitor the interest rate environment and evaluate refinancing opportunities as the redemption and maturity date approaches.

                  The Company uses two models to analyze the sensitivity of its market risk assets and liabilities. For its fixed maturity securities, mortgage loans and mandatorily redeemable Preferred Securities, the Company uses duration modeling to calculate changes in fair value. For its marketable equity securities, the Company uses a hypothetical 20% decrease in the fair value of these securities. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because fair values of securities may be affected by credit concerns of the issuer, prepayment speeds, liquidity of the security and other general market conditions. The sensitivity analysis duration model used by the Company produces a loss in fair value of $19.0 million on its fixed maturity securities and mortgage loans and a gain in fair value of $8.7 million on its mandatorily redeemable Preferred Securities, based on a 100 basis point increase in interest rates. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produces a loss in fair value of $14.3 million.

Year 2000

                  The Year 2000 issue is the result of computer programs and microcontrollers which recognize only two digits rather than four to identify the year. Any computer program or microcontroller that has a date sensitive function may recognize a date of '00" as the year 1900 rather than the year 2000. If not corrected, this could cause computers and other devices dependent upon microcontrollers to fail or perform miscalculations.

                  The Company previously identified its information technology ("IT") systems requiring modification to be Year 2000 compliant. The Company developed and continues to implement a corrective plan utilizing both internal and external resources to make necessary modifications to, and to test, the Company's IT systems for Year 2000 compliance. The Company has addressed the Year 2000 issue with respect to the majority of the Company's IT systems and believes that they are Year 2000 compliant and management expects the remaining Company IT systems to be Year 2000 compliant by September 1, 1999.

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

                  One of the more significant third parties is the Risk Management Agency ("RMA") which, along with the Federal Crop Insurance Corporation ("FCIC"), administers the federal crop insurance program. The RMA calculates and settles the Company's MPCI profit share and expense reimbursement. The RMA has publicly stated that all RMA and FCIC systems will be Year 2000 compliant as of the filing date of this 10-K.

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

                  The Company has expensed costs of approximately $2.9 million relating to the year 2000 issue since inception of the project, including $1.5 million during the twelve months ended December 31, 1998. The Company anticipates an additional $.3 to $.8 million of expenses to complete the project.

                  Although the Company plans to have addressed the Year 2000 issues prior to being affected by such issues, it currently is assessing the need to develop contingency plans, particularly with respect to certain third parties with whom it has material relationships. The Company anticipates this assessment will be complete, and contingency plans with respect to certain third parties will be in the development stage, by September 1999.

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

Recent Statement of Financial Accounting Standards

                  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not expect the adoption of SFAS No. 133 to have a material impact to the Company's consolidated financial statements.


Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

                  Information relating to this item is set forth under the caption "Quantitative and Qualitative Disclosure About Market Risk" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation. Such information is incorporated herein.

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


                                    PART III.

Item 10.  Directors and Executive Officers of the Registrant.

                  The information required by Item 10 with respect to the Registrant's executive officers and directors will be set forth in the Company's 1999 Proxy Statement included as Exhibit 99.6 hereto and is incorporated herein by reference.

Item 11.  Executive Compensation

                  The information required by Item 11 will be set forth in the Company's 1999 Proxy Statement which will be filed within 120 days of the Company's year end and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                  The information required by Item 12 will be set forth in the Company's 1999 Proxy Statement which will be filed within 120 days of the Company's year end and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

                  The information required by Item B will be set forth in the Company's 1999 Proxy Statement which will be filed within 120 days of the Company's year end and is incorporated herein by reference.



                                    PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                  (a) The following documents are filed as a part of this
Report:

                           1. Financial Statements. The Company's audited Consolidated Financial Statements for the years ended December 31, 1998 and 1997 consisting of the following:

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

                          INDEX TO FINANCIAL STATEMENTS





Audited Consolidated Financial Statements for the
  Years Ended December 31, 1998 and December 31,
  1997:

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

ACCEPTANCE INSURANCE COMPANIES INC.

         /s/ Kenneth C. Coon
By _____________________________________   Dated: March  24, 1999
   Kenneth C. Coon
   Chairman and Chief Executive Officer

         /s/ Georgia M. Mace
By _____________________________________   Dated: March  24, 1999
   Georgia M. Mace
   Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                         /s/   Jay A. Bielfield
Dated:  March 24, 1999               ______________________________
                                      Jay A. Bielfield, Director

                                         /s/ Kenneth C. Coon
Dated:  March 24, 1999               ______________________________
                                      Kenneth C. Coon, Director

                                         /s/ Edward W. Elliott, Jr.
Dated:  March 24, 1999               ______________________________
                                      Edward W. Elliott, Jr., Director

                                         /s/ Robert LeBuhn
Dated:  March 24, 1999               ________________________________
                                      Robert LeBuhn, Director

                                         /s/ Michael R. McCarthy
Dated:  March 24, 1999              ________________________________
                                      Michael R. McCarthy, Director

                                         /s/ John P. Nelson
Dated:  March 24, 1999              ________________________________
                                      John P. Nelson, Director

                                         /s/ R. L. Richards
Dated:  March 24, 1999              ________________________________
                                      R. L. Richards, Director

                                         /s/ David L. Treadwell
Dated:  March 24, 1999              ________________________________
                                      David L. Treadwell, Director

                                          /s/   Doug T. Valassis
Dated:  March 24, 1999              ________________________________
                                      Doug T. Valassis, Director

                       ACCEPTANCE INSURANCE COMPANIES INC.
                           ANNUAL REPORT ON FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 31, 1998

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


10.6           The Registrant's 1997 Employee Stock Purchase Plan.
               Incorporated by reference to the Registrant's Proxy Statement filed on or about April 29, 1997.

10.7 The Registrant's Employee Stock Ownership and Tax Deferred Savings Plan as merged, amended and restated effective
               October 1, 1990. Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1990.

10.8 First Amendment to the Registrant's Employee Stock Ownership and Tax Deferred Savings Plan. Incorporated by reference to
               Exhibit 99.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10.9 Second Amendment to the Registrant's Employee Stock Ownership and Tax Deferred Savings Plan. Incorporated by reference to
               Exhibit 99.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10.10          The Registrant's 1996 Incentive Stock Option Plan.
               Incorporated by reference to the Registrant's Proxy Statement filed on or about May 3, 1996.


21             Subsidiaries of the Registrant.

23.1           Consent of Deloitte & Touche LLP.

23.2           Report on schedules of Deloitte & Touche LLP.

27             Financial Data Schedule.