Form 10-K/A
period 1998-12-31
ACCEPTANCE INSURANCE COMPANIES INC
filed 1999-03-31
CIK 74783

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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Acceptance Insurance Companies Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Acceptance Insurance Companies Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Acceptance Insurance Companies Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




/s/ DELOITTE & TOUCHE LLP


Omaha, Nebraska
March 5, 1999

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (dollars in thousands except share data)
DECEMBER 31, 1998 AND 1997
-----------------------------------------------------------------------------

ASSETS                                                                           1998                 1997
Investments:
  Fixed maturities available-for-sale (Note 2)                              $     337,107        $     322,799
  Marketable equity securities available-for-sale (Note 2)                         71,687               84,156
  Mortgage loans and other investments                                              9,549               10,248
  Real estate                                                                       3,300                3,329
  Short-term investments, at cost, which approximates market                       67,754               32,185
                                                                            --------------        -------------
                                                                                  489,397              452,717
Cash                                                                                6,897                8,048
Investment in Major Realty Corporation (Note 4)                                       -                  9,183
Receivables, net (Note 5)                                                         185,951              180,793
Reinsurance recoverable on unpaid losses and loss adjustment expenses             238,769              165,547
Prepaid reinsurance premiums                                                       76,663               53,208
Property and equipment, net of accumulated depreciation of $12,328
  and $10,105                                                                      16,425               15,588
Deferred policy acquisition costs                                                  25,433               30,328
Excess of cost over acquired net assets                                            33,363               35,567
Deferred income tax (Note 6)                                                        6,901               15,842
Other assets                                                                       13,144               12,632
                                                                            --------------       --------------
                                                                            $   1,092,943        $     979,453
                                                                            ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss adjustment expenses (Note 7)                                $     524,744        $     428,653
Unearned premiums                                                                 162,037              157,134
Amounts payable to reinsurers                                                      35,840               17,955
Accounts payable and accrued liabilities                                           24,293               27,166
Bank borrowings (Note 8)                                                           15,000                    -
Company-obligated mandatorily redeemable Preferred Securities of
AICI Capital Trust, holding solely Junior Subordinated Debentures of the
Company (Note 9)                                                                   94,875               94,875
                                                                            --------------        --------------
           Total liabilities                                                      856,789              725,783
                                                                            --------------        --------------

Commitments and contingencies (Notes 10 and 11)

Stockholders' equity:
  Preferred stock, no par value,  5,000,000 shares authorized,  none
  issued                                                                               -                    -
  Common stock, $.40 par value, 40,000,000 shares authorized;
    15,466,860 and 15,421,247 shares issued                                         6,187                6,168
  Capital in excess of par value                                                  198,657              198,080
  Accumulated other comprehensive income, net of tax                                5,305                6,885
  Retained earnings                                                                52,281               46,745
                                                                            --------------       --------------
                                                                                  262,430              257,878
  Less:
    Treasury stock, at cost, 1,209,520 and 209,519 shares (Note 12)               (26,047)              (3,979)
    Contingent stock, 20,396 and 20,396 shares                                       (229)                (229)
                                                                            --------------       --------------
           Total stockholders' equity                                             236,154              253,670
                                                                            --------------       --------------
                                                                            $   1,092,943        $     979,453
                                                                            ==============       ==============

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

                                                                                   1998                 1997                 1996
Revenues:
  Insurance premiums earned (Note 7)                                           $  328,044           $  335,215        $    348,653
  Insurance agency commissions                                                        -                    -                 1,035
  Net investment income (Note 2)                                                   28,320               28,016              26,491
  Net realized capital gains                                                        6,825                7,321               5,216
                                                                               -----------          -----------       -------------
                                                                                  363,189              370,552             381,395
                                                                               -----------          -----------       -------------
Costs and expenses:
  Cost of revenues:
    Insurance losses and loss adjustment expenses (Note 7)                        237,061              213,455             243,257
    Insurance agency costs                                                           -                    -                  1,024
    Insurance underwriting expenses                                               104,736               97,109              95,803
  General and administrative expenses                                               3,502                2,063               2,015
                                                                               -----------          -----------       -------------
                                                                                  345,299              312,627             342,099
                                                                               -----------          -----------       -------------
           Operating profit                                                        17,890               57,925              39,296
                                                                               -----------          -----------       -------------
Other income (expense):
  Interest expense                                                                 (8,994)              (6,569)             (4,896)
  Loss on investee (Note 4)                                                          (704)                (209)              1,052)
  Other, net                                                                         (112)                 158                 142
                                                                               -----------          -----------        -----------
                                                                                   (9,810)              (6,620)             (5,806)
                                                                               -----------          -----------        ------------

           Income before income taxes                                               8,080               51,305              33,490

Income tax expense (benefit) (Note 6):
  Current                                                                          (7,248)              15,164              14,173
  Deferred                                                                          9,792                  828              10,963)
                                                                               -----------          -----------        ------------
                                                                                    2,544               15,992               3,210
                                                                               -----------          -----------        ------------
           Net income                                                          $    5,536           $   35,313           $  30,280
                                                                               ===========          ===========        ============
Net income per share:
  Basic                                                                        $     0.37           $     2.34           $    2.03
                                                                               ===========          ===========        ============
  Diluted                                                                      $     0.37           $     2.30           $    1.99
                                                                               ===========          ===========        ============

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------

                                                         Accumulated
                                                           Other           Retained
                                           Capital in    Comprehensive     Earnings                                       Total
                             Common        Excess of    Income/(Loss),   (Accumulated     Treasury      Contingent    Stockholders'
                              Stock        Par Value      Net of Tax       Deficit)        Stock           Stock          Equity
Balance at January         $    6,057     $  194,823       $      19    $  (18,848)    $   (1,564)     $   (2,700)     $  177,787
1, 1996

  Net income                       -              -               -         30,280              -              -           30,280
  Change in unrealized
  gain (loss)on
  available-for-sale
  securities, net of
  income taxes of $806
 (Note 18)                         -              -           (1,495)          -                -              -           (1,495)
   Total comprehensive                                                                                                  -----------
      income                                                                                                               28,785
  Issuance of common                                                                                                    -----------
  stock under employee
  benefit plans                    46          1,267               -           -                -              -            1,313
  Purchase of
  treasury stock                   -              -                -           -              (65)             -              (65)
                           -----------    -----------      -----------  -----------    -----------     -----------     ------------
Balance  at  December
31, 1996                        6,103        196,090          (1,476)       11,432         (1,629)         (2,700)        207,820

  Net income                       -              -               -         35,313              -              -           35,313
  Change in unrealized
  gain (loss)on
  available-for-sale
  securities, net of
  income taxes of
  $(4,502) (Note 18)               -              -            8,361           -                -              -            8,361
    Total comprehensive                                                                                                ------------
       income                                                                                                              43,674
  Contingent share                                                                                                     ------------
  settlement related
  to Redland
  acquisition                      -             -               -             -           (1,611)          2,471             860
  Issuance of common
  stock under employee
  benefit plans                    65          1,990             -             -                -              -            2,055
  Purchase of
  treasury stock                   -             -               -             -             (739)             -             (739)
                           -----------    -----------      -----------  -----------    -----------     -----------    -------------
Balance at December
31, 1997                        6,168        198,080           6,885        46,745         (3,979)           (229)        253,670

  Net income                       -             -               -           5,536              -              -            5,536
  Change in unrealized
  gain (loss) on
  available-for-sale
  securities, net of
  income taxes  of  $851
  (Note 18)                        -             -            (1,580)          -                -              -           (1,580)
    Total comprehensive                                                                                               -------------
      income                                                                                                                3,956
  Issuance of common                                                                                                  -------------
  stock under employee
  benefit plans                    19            577             -             -                -              -              596
  Purchase of
  treasury stock                   -             -               -             -          (22,068)             -          (22,068)
                            -----------   -----------     ------------  -----------    -----------     -----------    -------------
    Balance  at  December
31, 1998                   $    6,187     $  198,657      $    5,305    $   52,281     $  (26,047)      $    (229)     $  236,154
                           ============   ===========     ============  ===========    ===========     ===========    =============

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-----------------------------------------------------------------------------------------------------------------------

                                                                               1998             1997            1996
Cash flows from operating activities:
  Net income                                                               $    5,536       $   35,313      $   30,280
  Adjustments to reconcile net income to net cash provided by (used for) operating activities:
      Depreciation and amortization                                             5,554            4,523           4,282
      Deferred tax expense (benefit)                                            9,792              828         (10,963)
      Loss on investee                                                            704              209           1,052
      Policy acquisition costs incurred                                       (85,106)         (84,000)        (94,140)
      Amortization of policy acquisition costs                                 90,001           83,109          89,288
      Gain on sale of investments                                              (6,825)          (7,321)         (5,216)
      Increase  (decrease) in cash attributable to changes in assets and liabilities:
        Receivables                                                            (5,158)         (47,430)        (27,117)
        Net losses and loss adjustment expenses                                22,869           16,354          45,396
        Net unearned premiums                                                 (18,552)            (151)         18,296
        Amounts payable to reinsurers                                          17,885            7,798          (8,004)
        Accounts payable and accrued liabilities                               (2,873)           2,153           2,293
      Other, net                                                                  131           (1,236)         (2,516)
                                                                          ------------      -----------     -----------
           Net cash from operating activities                                  33,958           10,149          42,931
                                                                          ------------      -----------     -----------

Cash flows from investing activities:
  Proceeds from sales of investments available-for-sale                       163,064          206,075         145,819
  Proceeds from maturities of investments                                       5,924           28,191          29,207
  Proceeds from maturities of investments available-for-sale                  113,157          102,470          21,498
  Proceeds from sale of Major Realty Corporation                                8,479                -               -
  Purchases of investments                                                     (5,330)         (20,693)        (28,230)
  Purchases of investments available-for-sale                                (273,338)        (343,089)       (249,540)
  Other, net                                                                   (4,936)          (9,629)         (6,046)
                                                                          ------------      -----------       ---------
           Net cash from investing activities                                   7,020          (36,675)        (87,292)
                                                                          ------------      -----------     -----------
Cash flows from financing activities:
  Proceeds from bank borrowings                                                15,000           21,000               -
  Repayments of bank borrowings                                                   -            (90,000)              -
  Proceeds from issuance of Company-obligated mandatorily redeemable
    Preferred Securities, net of $3,976 in related expenses                       -             90,899               -
  Proceeds from issuance of common stock                                          596            2,055           1,313
  Purchase of treasury stock                                                  (22,068)            (739)            (65)
                                                                          ------------      -----------     -----------
           Net cash from financing activities                                  (6,472)          23,215           1,248
                                                                          ------------      -----------     -----------
Net increase (decrease) in cash and short-term investments                     34,506           (3,311)        (43,113)

Cash and short-term investments at beginning of year                           38,316           41,627          84,740
                                                                           -----------      -----------     ----------
Cash and short-term investments at end of year                             $   72,822       $   38,316      $   41,627
                                                                           ===========      ===========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(Columnar Amounts in Thousands Except Per Share Data)
------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Operations - Acceptance Insurance Companies Inc.
      (the "Company") is primarily engaged in the specialty property and casualty insurance business through its wholly-owned subsidiaries, Acceptance Insurance Holdings Inc. ("Acceptance") and The Redland Group, Inc. ("Redland").

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

      The Company writes multi-peril crop insurance ("MPCI") and crop revenue coverage ("CRC") pursuant to terms established by the Federal Risk Management Agency ("RMA"). As used herein, the term MPCI includes CRC. The Company issues and administers policies, for which it receives administrative fees, and the Company participates in a profit sharing arrangement in which it receives from the government a portion of the aggregate profit, or pays a portion of the aggregate loss, with respect to the business it writes. The Company's share of the profit or loss on the MPCI business it writes is determined under a formula established by the RMA. The Company records an estimate of its share of the profit or loss based upon available loss information. Commencing with the 1997 year, the Company receives a profit share in cash, with 60% of the amount in excess of 17.5% of its MPCI Retention (as defined in the profit sharing agreement) in any year carried forward to future years, or it must pay its share of losses. Prior to the 1997 year, the amount carried forward to future years was any amount in excess of 15% of its MPCI retention. The Company recognizes as income in the current year these amounts which are carried forward as a receivable. The amounts carried forward as a receivable are received in future years in cash or as a reduction of losses due the RMA. MPCI premiums received during the year which correspond to next year's crop season are deferred until the next year. Insurance underwriting expenses are presented net of administrative fees received from the RMA for reimbursement of costs incurred by the Company.

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

      Statements of Cash Flows - The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of December 31, 1998 and 1997, approximately $1,829,000 and $1,917,000 of short-term investments had maturity dates at acquisition of greater than three months.

      Investments - Investments in fixed maturities include bonds, notes and redemptive preferred stocks and investments in marketable equity securities include common and nonredemptive preferred stocks. All investments in fixed maturities and marketable equity securities have been classified as available-for-sale. Available-for-sale securities are stated at fair value with the unrealized gains and losses reported as a separate component of stockholders' equity, net of tax. Realized investment gains and losses on sales of securities are determined on the specific identification method.

      Mortgage loans are carried at the lower of their unpaid principal balance or if impaired, fair value. Real estate is stated at the lower of cost or estimated net realizable value and is non-income producing.

      Property and Equipment - Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is recognized principally using the straight-line method over a period of five to ten years. The Company capitalizes and amortizes direct costs incurred with the development of internal use software.

      Excess of Cost Over Acquired Net Assets - The excess of cost over equity in acquired net assets is being amortized principally using the straight-line method over periods not exceeding 40 years. Accumulated amortization approximated $8,036,000 and $6,933,000 at December 31, 1998 and 1997, respectively.

      Impairment of Long-Lived Assets - Measurement of the impairment of long-lived assets is evaluated periodically based primarily on management's estimate of future earnings. During 1998, the Company recorded a $1,100,000 impairment in general and administrative expenses related to a consolidated subsidiary that is being held for sale. The consolidated subsidiary held for sale has total assets of aproximately $58 million at December 31, 1998 and insurance premiums earned of approximately $43 million for the year ended December 31, 1998.

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

      Estimates made by management include the liability for losses and loss adjustment expenses and recoverability of deferred policy acquisition costs. The Company underwrites property and casualty coverages in a number of specialty areas of business which may involve greater risks than standard property and casualty lines, including the risks associated with the absence of long-term, reliable historical claims experience. These risk components may make more difficult the task of estimating reserves for losses, and cause the Company's underwriting results to fluctuate. Due to the inherent uncertainty of estimating reserves, it has been necessary, and may over time continue to be necessary, to revise estimated liabilities, as reflected in the Company's loss and loss adjustment expense reserves. Additionally, conditions and trends that have affected the development of loss reserves in the past may not necessarily occur in the future.

      Recent Statements of Financial Accounting Standards - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not expect the adoption of SFAS No. 133 to have a material impact to the Company's consolidated financial statements.

      Reclassifications - Certain prior period amounts have been reclassified to conform with current year presentation.

2.    INVESTMENTS

      A summary of net investment income earned on the investment portfolio for the years ended December 31 is as follows:



                                                              1998             1997             1996
Interest on fixed maturities                              $   19,991       $   18,075       $   15,189
Interest on short-term investments                             7,256            8,329            9,652
Other                                                          1,871            2,334            2,242
                                                          -----------      -----------      -----------
                                                              29,118           28,738           27,083
Investment expenses                                             (798)            (722)            (592)
                                                          -----------      -----------      -----------
Net investment income                                     $   28,320       $   28,016       $   26,491
                                                          ===========      ===========      ===========

      The amortized cost and related estimated fair values of investments in the accompanying balance sheets are as follows:


                                                                              Gross            Gross          Estimated
                                                            Amortized       Unrealized       Unrealized         Fair
                                                              Cost            Gains            Losses           Value
December 31, 1998:
  Fixed maturities available-for-sale:
    U.S. Treasury and government securities               $   77,671       $    1,228         $    114        $ 78,785
    States, municipalities and political
      subdivisions                                           161,017            6,278               93         167,202
    Mortgage-backed securities                                38,475               42              590          37,927
    Other debt securities                                     56,786            1,795            5,388          53,193
                                                          -----------      -----------        ---------      ----------
                                                          $  333,949       $    9,343         $  6,185       $ 337,107
                                                          ===========      ===========        =========      ==========
  Marketable equity securities - preferred stock          $   27,246       $      494         $    424       $  27,316
                                                          ===========      ===========        =========      ==========
  Marketable equity securities - common stock             $   39,438       $    9,718         $  4,785       $  44,371
                                                          ===========      ===========        =========      ==========
December 31, 1997:
  Fixed maturities available-for-sale:
    U.S. Treasury and government securities               $  104,039       $      536         $     41       $ 104,534
    States, municipalities and political
      subdivisions                                           129,378            4,520               38         133,860
    Mortgage-backed securities                                48,056              132            3,381          44,807
    Other debt securities                                     40,131              792            1,325          39,598
                                                          -----------      -----------        ---------      ----------
                                                          $  321,604       $    5,980         $  4,785       $ 322,799
                                                          ===========      ===========        =========      ==========
  Marketable equity securities - preferred stock          $   51,185       $    2,291         $    167       $  53,309
                                                          ===========      ===========        =========      ==========
  Marketable equity securities - common stock             $   23,574       $    8,439         $  1,166       $  30,847
                                                          ===========      ===========        =========      ==========

      The amortized cost and related estimated fair values of the fixed maturity securities as of December 31, 1998 are shown below by stated maturity dates. Actual maturities may differ from stated maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             Amortized       Estimated
                                                               Cost          Fair Value
Fixed maturities available-for-sale:
  Due in one year or less                                 $    9,841       $   10,180
  Due after one year through five years                       72,071           70,479
  Due after five years through ten years                      61,064           59,625
  Due after ten years                                        152,498          158,896
                                                          -----------      -----------
                                                             295,474          299,180
  Mortgage-backed securities                                  38,475           37,927
                                                          -----------      -----------
                                                          $  333,949       $  337,107
                                                          ===========      ===========

      The Company's collateral backed securities portfolio consists of mortgage-backed securities, all of which are collateralized mortgage obligations ("CMOs"). The following table sets forth as of December 31, 1998, the categories of the Company's CMOs, which at such date had an average expected life of approximately four years:

                                                               Par          Amortized        Estimated
                                                              Value            Cost             Fair
Type of CMO                                                    (1)             (1)             Value
Fixed coupon                                              $   12,684       $   12,644       $   12,684
Floating rate (2)                                             19,103           18,990           18,616
Inverse floating rate (2)                                      6,874            6,841            6,627
                                                          -----------      -----------      -----------
           Total CMOs (3)                                 $   38,661       $   38,475       $   37,927
                                                          ===========      ===========      ===========


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

      Proceeds from sales of fixed maturity securities during the years ended December 31, 1998, 1997 and 1996 were approximately $111,131,000,
      $147,854,000 and $100,203,000, respectively. Gross realized gains on sales of fixed maturity securities were approximately $2,073,000, $1,908,000 and $1,681,000, and gross realized losses on sales of fixed maturity securities were approximately $197,000, $181,000 and $22,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

      As required by insurance regulatory laws, certain bonds with an amortized cost of approximately $25,467,000 and short-term investments of approximately $634,000 at December 31, 1998 were deposited in trust with regulatory agencies.

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

      In determining fair value, the Company used quoted market prices when available. For instruments where quoted market prices were not available, the Company used independent pricing services or appraisals by the Company's management. Those services and appraisals reflected the estimated present values utilizing current risk-adjusted market rates of similar instruments.

      Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

      The carrying values of cash and short-term investments, receivables and accounts payable, and accruals are deemed to be reasonable estimates of their fair values due to their short-term nature. The estimated fair values of the Company's other financial instruments as of December 31, 1998 and 1997, are as follows:


                                                                 Carrying Value                Estimated Fair Value
                                                              1998             1997             1998            1997
Investments in fixed maturity securities                  $  337,107       $  322,799       $  337,107      $  322,799
Investments in marketable equity
  securities                                                  71,687           84,156           71,687          84,156
Mortgage loans and other investments                           9,549           10,248            9,549          10,248
Investment in Major Realty Corporation                             -            9,183                -           9,183
Bank borrowings, term debt and other
  borrowings                                                  15,000                -           15,000               -
Company-obligated mandatorily redeemable
  Preferred Securities of AICI Capital Trust,
  holding solely Junior Subordinated
  Debentures of the Company                                   94,875           94,875           94,401          96,545


4.    INVESTMENT IN MAJOR REALTY CORPORATION

      At December 31, 1997, the Company held an approximate 33% equity investment in Major Realty Corporation, a publicly traded real estate company engaged in the ownership and development of its undeveloped land in Orlando, Florida. In addition, the Company also had a note with Major Realty, that was convertible into Major Realty stock at the option of the Company at the prevailing market price conversion, with an outstanding balance at December 31, 1997 of $5.6 million.

      During May 1998, the Company closed on a transaction whereby the Company's investment in Major Realty was converted to cash and the remaining balance of the note plus accrued interest was paid. This transaction resulted in the Company recording a net loss from investee of approximately $.7 million and a net tax benefit of approximately
      $.7 million.

5.    RECEIVABLES

      The major components of receivables at December 31 are summarized as follows:

                                                              1998             1997
Insurance premiums and agents' balances due               $   68,494       $   80,113
Amounts recoverable from reinsurers                           24,922           19,519
Profit sharing gain due from the RMA                          71,452           71,227
Accrued interest                                               5,146            5,108
Installment notes receivable                                   3,975            5,183
Federal income tax receivable                                 16,880            4,533
Other                                                            287               95
Less allowance for doubtful accounts                          (5,205)          (4,985)
                                                          -----------      -----------
                                                          $  185,951       $  180,793
                                                          ===========      ===========


6.    INCOME TAXES

      The Company recognizes a net deferred tax asset or liability for all temporary differences and a related valuation allowance when realization of the asset is uncertain. The valuation allowance at December 31, 1998 and 1997 relates to capital loss items. The net deferred tax as of December 31, is as follows:


                                                              1998            1997
Unpaid losses and loss adjustment expenses                $   12,512      $   12,311
Unearned premiums                                              5,976           7,275
Allowances for doubtful accounts                               1,822           1,745
Other                                                          2,344           2,618
Major Realty basis difference                                     -            8,391
                                                          -----------     -----------
           Deferred tax asset                                 22,654          32,340
                                                          -----------     -----------
Deferred policy acquisition costs                             (8,902)        (10,615)
Unrealized gain on marketable equity securities
available-for-sale                                            (1,751)         (3,289)
Unrealized gain on fixed maturities available-for-sale        (1,105)           (418)
Unrealized gain on consolidated subsidiary held for sale      (1,869)             -
Other                                                         (2,051)         (1,064)
                                                          -----------     -----------
           Deferred tax liability                            (15,678)        (15,386)
                                                          -----------     -----------
                                                               6,976          16,954
Valuation allowance                                              (75)         (1,112)
                                                          -----------     -----------
Net deferred tax asset                                    $    6,901      $   15,842
                                                          ===========     ===========

      Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements as follows:

                                                                                             December 31,
                                                                                  1998            1997             1996
Computed U.S. federal income taxes                                            $    2,828      $   17,986       $   11,744
Nondeductible amortization of goodwill and other
  intangibles                                                                        445             550              631
Tax-exempt interest income                                                        (2,301)         (1,951)          (1,408)
Dividends received deduction                                                        (885)         (1,203)          (1,073)
Recognition of a portion of the deferred tax asset                                (1,037)              -           (7,354)
Unrealized gain on consolidated subsidiary held for sale                           1,869               -                -
State income tax                                                                     698             289                -
Other                                                                                927             321              670
                                                                              -----------     -----------      -----------
          Income tax expense                                                  $    2,544      $   15,992       $    3,210
                                                                              ===========     ===========      ===========


      Cash payments for income taxes were approximately $5,099,000, $14,303,000, and $20,000,000 during the years ended December 31, 1998,
      1997, and 1996, respectively.

7.    INSURANCE PREMIUMS AND CLAIMS

      Insurance premiums written and earned by the Company's insurance subsidiaries for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                                  1998            1997             1996
Direct premiums written                                                       $  605,504      $  591,931       $  587,397
Assumed premiums written                                                          95,456          73,879           63,663
Ceded premiums written                                                          (391,468)       (330,746)        (284,111)
                                                                              -----------     -----------      -----------
  Net premiums written                                                        $  309,492      $  335,064       $  366,949
                                                                              ===========     ===========      ===========
Direct premiums earned                                                        $  606,105      $  575,938       $  571,971
Assumed premiums earned                                                           89,952          72,954           62,994
Ceded premiums earned                                                           (368,013)       (313,677)        (286,312)
                                                                              -----------     -----------      -----------
  Net premiums earned                                                         $  328,044      $  335,215       $  348,653
                                                                              ===========     ===========      ===========


      Included in ceded premiums written and earned is $141.4 million, $136.7 million, and $134.0 million of MPCI premiums ceded to the RMA for the years ended December 31, 1998, 1997, and 1996, respectively. Included in assumed premiums written and earned in 1998, 1997, and 1996 is $55.0 million, $51.7 million, and $42.2 million of MPCI profit share.

      The following table presents an analysis of the Company's reserves for losses and loss adjustment expenses, reconciling beginning and ending balances for the years ended December 31:

                                                                                  1998            1997             1996
Net loss and loss adjustment expense reserves at
  beginning of year                                                           $ 263,106       $ 246,752        $ 201,356
Provisions for net losses and loss adjustment expenses                        ----------      ----------       ----------
  for claims occurring in the current year                                      212,894         206,597          233,727
Increase in net reserves for claims occurring in prior years                     24,167           6,858            9,530
                                                                              ----------      ----------       ----------
                                                                                237,061         213,455          243,257
                                                                              ----------      ----------       ----------
Net losses and loss adjustment expenses paid for claims
  occurring during:
    Current year                                                               (100,968)       (110,372)        (102,565)
    Prior years                                                                (113,224)        (86,729)         (95,296)
                                                                               ---------      ----------       ----------
                                                                               (214,192)       (197,101)        (197,861)
                                                                               ---------      ----------       ----------
Net loss and loss adjustment expense reserves at end
  of year                                                                       285,975         263,106          246,752
Reinsurance recoverable on unpaid losses and loss
  adjustment expenses                                                           238,769         165,547          185,421
                                                                              ----------     -----------      -----------

Gross loss and loss adjustment expense reserves                               $ 524,744       $ 428,653        $ 432,173
                                                                              ==========     ===========      ===========



      Insurance losses and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of $424.1 million, $223.3 million, and $300.8 million for the years ended December 31, 1998, 1997, and 1996, respectively, of which approximately $213.8 million, $109.1 million, and $207.5 million, respectively, relate to recoveries on the MPCI business from the RMA.

      The liability for losses and loss adjustment expenses is determined by management based on historical patterns and expectations of claims reported and paid, trends in claim experience, information available on an industry-wide basis, as well as changes in the Company's claim handling procedures and premium rates. During 1998, the Company has discontinued several product lines due to the continuation of unexpected development and pricing that is no longer acceptable to the Company. These lines of business included coverages for certain specialty automobile lines, aviation, and complex general liability risks. As a result of these current developments, management modified the assumptions used in reserving 1997 and prior accident years for these lines which created most of the unfavorable development during 1998.

      The liability for losses and loss adjustment expenses represents management's best estimate and is based on sources of available evidence including an analysis prepared by an actuary engaged by the Company. The Company's lines of business are considered less predictable than standard insurance coverages.

8.    BANK BORROWINGS

      In June 1997, the Company amended its borrowing arrangements with its bank lenders providing a $100 million five-year Revolving Credit Facility. In August 1997, the Company used the net proceeds from the issuance of Junior Subordinated Debentures to repay the Company's outstanding indebtedness of $90 million under the Revolving Credit Facility. As a result of the issuance of the Junior Subordinated Debentures, the Revolving Credit Facility was reduced from $100 million to $65 million (See Note 9). The Company selects its interest rate as either the prime rate or LIBOR plus a margin of .50% to 1.25%, depending on the Company's debt to equity ratio. Interest is payable quarterly. At December 31, 1998, the Company had $15 million outstanding under this arrangement and at December 31, 1997, the Company had no outstanding indebtedness (See Note 12).

      At December 31, 1998, the Revolving Credit Facility was collateralized by the Company's Acceptance and Redland common stock. Borrowings and interest cost averaged $5.2 million and 6.5% during 1998 and $43.1 million and 7.0% during 1997. The Revolving Credit Facility contains covenants which do not permit the payment of dividends by the Company, requires the Company to maintain certain operating and debt service coverage ratios, requires maintenance of specified levels of surplus and requires the Company to meet certain tests established by regulatory authorities.

      Cash payments for interest related to the Revolving Credit Facility were approximately $.2 million, $3.3 million, and $4.7 million during the years ended December 31, 1998, 1997 and 1996, respectively.

9. COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF AICI CAPITAL TRUST, HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

      In August 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the "Issuer Trust") issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). The Company owns all of the common securities (the "Common Securities") of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust's assets. The assets of the Issuer Trust consist solely of the Company's 9% Junior Subordinated Debentures due in 2027, which were issued in August 1997 in an amount equal to the total of the Preferred Securities and the Common Securities. The Company primarily used the net proceeds in the amount of approximately
      $90.9 million from the sale of the Junior Subordinated Debentures to pay down the $90.0 million of borrowings under its Revolving Credit Facility.

      Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemption provisions, all as described in the Junior Debenture Indenture. At December 31, 1998 and 1997, the Company had Preferred Securities of $94.875 million outstanding at a weighted average interest cost of 9.1% and 9.2%, respectively.

      Cash payments for interest related to the Junior Subordinated Debentures were approximately $8.5 million and $3.5 million during the years ended December 31, 1998 and 1997, respectively.

10.   CONTINGENCIES

      The Company is involved in various insurance related claims and other legal actions arising from the normal conduct of business. Management believes that the outcome of these proceedings will not have a material adverse effect on the consolidated financial statements of the Company.

      At December 31, 1998 Acceptance Premium Finance Company, Inc., an affiliate, had a revolving line of credit agreement which provided for borrowings up to $20,000,000 maturing in April 1999. Borrowings under this agreement are guaranteed by the Company. Acceptance Premium Finance Company, Inc. had $17,500,000 and $12,900,000 outstanding under this line of credit at December 31, 1998 and 1997, respectively.

11.   OPERATING LEASES

      The Company leases office space and certain furniture and equipment under operating leases. Future minimum obligations under these operating leases are as follows at December 31, 1998:

         1999                                             $  3,742
         2000                                                3,330
         2001                                                2,638
         2002                                                  151
                                                          --------
                                                          $  9,861
                                                          ========

      Rental expense totaled approximately $4,418,000, $4,353,000, and $3,715,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

12.   STOCK REPURCHASE

      On June 1, 1998, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. Purchases were made from time to time in the open market and in private transactions. During 1998, the Company repurchased one million shares of its common stock at an average cost of $22.07 per share. The Company funded these repurchases using available cash and $15 million of borrowings under its Revolving Credit Facility.

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

      Under the Company's employee stock purchase plan, the Company is authorized to issue up to 500,000 shares of common stock to its full-time employees. Under the terms of the plan, each year employees can choose to purchase up to 10% of their annual compensation. The purchases may be made during six month phases generally commencing at the beginning of January and July. The purchase price of the stock is equal to the lower of 85% of the market price on the termination date of the phase or when the subscription is paid in full, whichever occurs first; or 85% of the average of the market price on the commencement date of the phase and the market price on the termination date of the phase or when the subscription is paid in full, whichever occurs first. Under the plan, the Company sold 19,113, 16,744, and 12,690 shares during 1998, 1997, and 1996, respectively.

      The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                                  1998            1997             1996
Net income:
  As reported                                                                 $  5,536        $ 35,313         $ 30,280
  Pro forma
                                                                                 4,508          33,672           28,929

Net income per share:
  Basic:
    As reported                                                               $   0.37        $   2.34         $   2.03
    Pro forma
                                                                                  0.30            2.24             1.94

  Diluted:
    As reported                                                               $   0.37        $   2.30         $   1.99
    Pro forma
                                                                                  0.30            2.19             1.91




      The fair value of the options at the date of grant under the incentive stock option plans and the fair value of the employees' purchase rights under the employee stock purchase plan were estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions for 1998, 1997, and 1996, respectively: risk-free interest rates of 5.7%, 6.7%, and 6.7%; expected volatility of 24%, 22%, and 22%; weighted-average expected lives of options of 7 years and an expected life of employees' purchase rights of one year; and no dividend yield.

      A summary of the status of the Company's stock option plans as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates is presented below:

                                                   1998                               1997                            1996
                                  --------------------------------------------------------------------------------------------------
                                                      Weighted                         Weighted                       Weighted
                                                      Average                          Average                        Average
                                                      Exercise                         Exercise                       Exercise
                                    Options            Price           Options          Price          Options         Price
Outstanding at beginning
  of year                          1,292,500        $    22.16      1,378,021     $   21.46             622,731     $  12.96
Granted                               70,500             32.62         10,500         21.00             883,000        26.45
Exercised                             26,500              8.99         77,896         10.15              87,210        11.23
Forfeited                              1,250             22.00         18,125         21.13              40,500        21.54
                                   ----------                      -----------                        ----------
Outstanding at end of year         1,335,250        $    22.97      1,292,500     $   22.16           1,378,021     $  21.46
                                   ==========       ===========    ===========    ==========          ==========    =========
Options exercisable at
  year end                           697,000                          466,719                           270,896
Weighted-average fair value
  per share of options
  granted during the year        $      5.92                       $     8.84                        $     4.21


      The following table summarizes information about stock options outstanding at December 31, 1998:


                                       Options Outstanding                        Options Exercisable
                               --------------------------------------------------------------------
                                                     Weighted-
                                                      Average     Weighted                      Weighted-
                                                     Remaining     Average                       Average
                                     Number         Contractual    Exercise      Number         Exercise
   Range of Exercise Prices       Outstanding           Life        Price       Exercisable       Price
        11.38 to 14.50              378,125          5.7 years     $   13.17    329,375         $   12.97
            17.13                    10,500          7.4 years         17.13     10,500             17.13
        19.69 to 21.00              183,500          7.6 years         19.77    183,500             19.77
        22.00 to 22.94              183,500          7.6 years         22.67    173,000             22.65
        26.05 to 29.95              370,625          7.6 years         27.96        625             28.50
        33.65 to 44.50              209,000          7.8 years         35.22        -                 -
                                  ---------                                     -------
       $11.38 to 44.50            1,335,250          7.1 years     $   22.97    697,000         $   17.24
       ================           =========          =========     =========    =======         ==========


      The Company has a defined contribution plan for which related expense for 1998, 1997, and 1996 was approximately $1,486,000, $1,085,000 and
      $1,002,000, respectively.


14.   RELATED PARTY TRANSACTIONS

      The Company contracts with a related party to administer health insurance benefits for its employees and to place property and casualty coverage on behalf of the Company whereby the related party receives commissions from the insurance providers which totalled $327,000, $321,000 and $237,000 in 1998, 1997 and 1996, respectively. In addition, the Company pays commissions and fees to a related party in connection with insurance written and loss control activities, which totalled $357,000, $181,000 and $186,000 in 1998, 1997 and 1996, respectively. This related party reimburses the Company for an allocable share of certain office occupancy expenses, $9,000, $36,000 and $174,000 in 1998, 1997 and 1996,
      respectively.

      The Company made payments during 1998, 1997 and 1996 totalling approximately $380,000, $351,000 and $298,000, respectively, to a related party to provide investment related services.

15.   REINSURANCE

      The Company's insurance subsidiaries cede insurance to other companies under quota share, excess of loss and facultative treaties. The insurance subsidiaries also maintain catastrophe reinsurance to protect against catastrophic occurrences where claims can arise under numerous policies due to a single event. The reinsurance agreements are tailored to the various programs offered by the insurance subsidiaries. The largest amount retained in any one risk by the insurance subsidiaries during 1998 was $600,000. The methods used for recognizing income and expenses related to reinsurance contracts have been applied in a manner consistent with the recognition of income and expense on the underlying direct and assumed business (See Note 1).

      Three reinsurers, who have an A.M. Best rating of A- (excellent) or better, accounted for approximately 34% and 30% of the reinsurance recoverables and prepaid reinsurance premiums at December 31, 1998 and 1997, respectively. No other reinsurer, except for the RMA, accounted for more than 5% of these balances.

16.   DIVIDEND RESTRICTIONS AND REGULATORY MATTERS

      Dividends from the insurance subsidiaries of the Company are regulated by the state regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to certain statutorily approved limits. During 1999, dividends from insurance subsidiaries to the Company without further insurance department approval are limited to approximately $15.9 million.

      The Company's insurance subsidiaries reported to regulatory authorities total statutory policyholders' surplus of approximately $236,041,000 and $238,520,000 at December 31, 1998 and 1997, respectively, and total statutory net income of $1,068,000, $27,428,000, and $21,344,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

17.      NET INCOME PER SHARE

      The net income per share for both basic and diluted for the years ended December 31, 1998, 1997, and 1996 are as follows:


                                                                       1998              1997            1996
Net income                                                         $   5,536        $  35,313        $ 30,280
                                                                   ==========       ==========       =========
Weighted average common shares outstanding                            14,843           15,065          14,933
  Dilutive effect of contingent shares                                    20               67              75
  Dilutive effect of stock options and warrants                          176              234             177
                                                                   ----------       ----------       ---------
Diluted weighted average common and equivalent
  shares outstanding                                                  15,039           15,366          15,185
                                                                   ==========       ==========       =========
Basic net income per share                                         $    0.37        $    2.34        $   2.03
                                                                   ==========       ==========       =========
Diluted net income per share                                       $    0.37        $    2.30        $   1.99
                                                                   ==========       ==========       =========


18.      OTHER COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. Other comprehensive income (loss) determined in accordance with SFAS No. 130 for the years ended December 31 are as follows:

                                                                       1998              1997            1996
Unrealized holding gains arising during the year                   $   4,394        $  20,184        $  2,915
Income tax expense                                                     1,538            7,064           1,020
                                                                   ----------       ----------       ---------
Unrealized holding gains arising during the year, net of tax           2,856           13,120           1,895
                                                                   ----------       ----------       ---------
Reclassification adjustment for gains realized in net income           6,825            7,321           5,216
Income tax expense                                                     2,389            2,562           1,826
                                                                   ----------       ----------       ---------
Reclassification adjustment for gains realized in net
  income, net of tax                                                   4,436            4,759           3,390
                                                                   ----------       ----------       ---------
Other comprehensive income (loss)                                  $  (1,580)       $   8,361        $ (1,495)
                                                                   ==========       ==========       =========

19.   BUSINESS SEGMENTS

      The Company is engaged in the specialty property and casualty and the crop insurance business. The Property and Casualty Insurance segment consists of excess and surplus lines liability and property, substandard property, specialty automobile, workers' compensation, professional liability, and specialty coverages for transportation risks, temporary help agencies, condominiums, rural markets, and fine arts. The principal lines of the Crop Insurance segment are MPCI and crop hail insurance.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Management evaluates the performance of and allocates its resources to its operating segments based on income before income taxes. Interest income and interest expense are primarily allocated to segments based upon estimated investments and capital, respectively. Under a stop loss reinsurance treaty, the Property and Casualty Insurance segment assumed premiums of $3.5 million, $4.5 million and $4.5 million for the years ended December 31,1998, 1997 and 1996, respectively, from the Crop Insurance segment, utilizing the excess capacity of the Property and Casualty Insurance segment. Depreciation and amortization totaled
      $3.1 million, $2.2 million and $2.8 million for the Property and Casualty Insurance segment and $2.5 million, $2.3 million and $1.5 million for the Crop segment for the years ended December 31, 1998, 1997 and 1996, respectively. Management does not utilize assets as a significant measurement tool for evaluating segments.

      Segment revenues and segment operating profit for the years ended December 31, are as follows:

                                                                   Property and
                                                                     Casualty            Crop
                         1998                                       Insurance         Insurance          Total
Revenues                                                           $  297,439        $  65,750       $ 363,189
                                                                   ===========       ==========      ==========
Operating profit (loss)                                               (16,045)          33,935          17,890
Interest expense and other                                              6,679            3,131           9,810
                                                                   -----------       ----------      ----------
Income before income taxes                                         $  (22,724)       $  30,804       $   8,080
                                                                   ===========       ==========      ==========
                         1997

Revenues                                                           $  306,258        $  64,294       $ 370,552
                                                                   ===========       ==========      ==========
Operating profit                                                       17,507           40,418          57,925
Interest expense and other                                              4,537            2,083           6,620
                                                                   -----------       ----------      ----------
Income before income taxes                                         $   12,970        $  38,335       $  51,305
                                                                   ===========       ==========      ==========
                         1996

Revenues                                                           $  311,745        $  69,650       $ 381,395
                                                                   ===========       ==========      ==========
Operating profit (loss)                                                (4,437)          43,733          39,296
Interest expense and other                                              4,202            1,604           5,806
                                                                   -----------       ----------      ----------
Income before income taxes                                         $   (8,639)       $  42,129        $ 33,490
                                                                   ===========       ==========      ==========


      The Company does not have a single customer which represents 10% or more of its consolidated revenues. In addition, substantially all revenue of the Company's reportable segments are attributed to or located in the United States.

20.      INTERIM FINANCIAL INFORMATION (UNAUDITED)


                                                                                      Basic          Diluted
                                                    Under-                             Net             Net
                                                    writing            Net            Income          Income
                                                     Income           Income          (Loss)          (Loss)
Quarters Ended (1)                Revenues           (Loss)           (Loss)         Per Share       Per Share
                                                                                      (3)             (3)

                                                   (In thousands, except per share data)
1998:
  December 31 (2)                $    78,159     $   (32,012)      $  (19,802)      $   (1.39)     $    (1.39)
  September 30                       124,328          17,820           14,778            1.01            1.00
  June 30                             81,938          (1,063)           4,402            0.29            0.29
  March 31                            78,764           1,502            6,158            0.40            0.40
                                 ------------    ------------      -----------      ----------     -----------
                                 $   363,189     $   (13,753)      $    5,536       $    0.37      $     0.37
                                 ============    ============      ===========      ==========     ===========
1997:
  December 31                    $    87,812     $     5,234       $    8,349       $    0.55      $     0.54
  September 30                       122,092          21,309           18,808            1.25            1.22
  June 30                             81,755          (1,103)           4,242            0.28            0.28
  March 31                            78,893            (789)           3,914            0.26            0.26
                                 ------------    ------------      -----------      ----------     -----------
                                 $   370,552     $    24,651       $   35,313       $    2.34      $     2.30
                                 ============    ============      ===========      ==========     ===========


  (1) The Company is significantly involved in crop insurance programs, including the federal Multi-Peril Crop Insurance program and the crop hail business. The Company's operating results from its crop program can vary substantially from quarter to quarter as a result of various factors, including timing and severity of losses from storms and other natural perils and crop production cycles. Therefore, the results for any quarter are not necessarily indicative of results for any future period. The results of the crop program business primarily are recognized in the second half of the calendar year.

  (2)    Underwriting income (loss) was reduced in the quarter ended
         December 31, 1998 by the approximately $24.2 million strengthening of loss and loss adjustment expense reserves.

  (3) Quarterly net income per share numbers may not add to the annual net income per share.

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
DECEMBER 31, 1998 AND 1997
BALANCE SHEETS (Parent Company Only)
(In Thousands)
---------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                              1998             1997
Cash and short-term investments                                                                  $  17,906       $     960
Receivables, net                                                                                     5,607           6,343
Intercompany receivables                                                                               248          13,159
Surplus note receivable from subsidiary                                                             60,000          60,000
Investments in subsidiaries                                                                        255,444         260,707
Other assets                                                                                         7,297           7,987
                                                                                                 ----------      ----------
                                                                                                 $ 346,502       $ 349,156
                                                                                                 ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                                         $     473       $     611
Bank borrowings                                                                                     15,000               -
Company-obligated mandatorily redeemable Preferred Securities of
  AICI Capital Trust, holding solely Junior Subordinated Debentures of
  the Company                                                                                       94,875          94,875
                                                                                                 ----------      ----------
           Total liabilities                                                                       110,348          95,486

Stockholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized, none issued
  Common stock, $.40 par value, 40,000,000 shares authorized; 15,466,860
    and 15,421,247 shares issued                                                                     6,187           6,168
  Capital in excess of par value                                                                   198,657         198,080
  Accumulated other comprehensive income, net of tax                                                 5,305           6,885
  Retained earnings                                                                                 52,281          46,475
                                                                                                  ---------       ---------
                                                                                                   262,430         257,878
  Less:
    Treasury stock, at cost, 1,209,520 and 209,519 shares                                          (26,047)         (3,979)
    Contingent stock, 20,396 and 20,396 shares                                                        (229)           (229)
                                                                                                 ----------      ----------
           Total stockholders' equity                                                              236,154         253,670
                                                                                                 ----------      ----------
                                                                                                 $ 346,502       $ 349,156
                                                                                                 ==========      ==========

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE II - (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
STATEMENTS OF OPERATIONS  (Parent Company Only)
(In Thousands)
-----------------------------------------------------------------------------------------------------------------------

                                                                                    1998         1997         1996
Revenues                                                                          $  -        $    -       $   -


Costs and expenses:
  General and administrative expenses                                               2,502        2,112        2,167
                                                                                  --------    ---------    ---------
           Operating loss                                                          (2,502)      (2,112)      (2,167)

Other income (expense):
  Interest expense                                                                 (8,994)      (6,569)      (4,925)
  Undistributed share of net income (loss) of subsidiaries                         (3,933)      25,040       31,586
  Other                                                                            19,313       17,889        5,235
                                                                                  --------     --------    ---------
                                                                                    6,386       36,360       31,896
                                                                                  --------     --------    ---------
          Income before income taxes                                                3,884       34,248       29,729

Income tax benefit (expense):
  Current                                                                           1,834          995          505
  Deferred                                                                           (182)          70           46
                                                                                  --------    ---------    ---------
Net income                                                                        $ 5,536     $ 35,313     $ 30,280
                                                                                  ========    =========    =========

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE II - (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
STATEMENTS OF CASH FLOWS (Parent Company Only)
(In Thousands)
------------------------------------------------------------------------------------------------------------------------

                                                                                    1998         1997         1996
Cash flows from operating activities:
  Net income                                                                         $ 5,536     $ 35,313      $ 30,280
  Adjustments to reconcile net income from continuing
    operations to net cash used for operating activities:
      Deferred tax expense (benefit)                                                     182          (70)          (46)
      Undistributed share of net loss (income) of subsidiaries                         3,933      (25,040)      (31,586)
      Increase (decrease) in cash attributable to changes in
        assets and liabilities:
          Receivables                                                                 13,647      (14,233)       (3,049)
          Payables                                                                      (138)        (334)       (1,446)
  Other, net                                                                             508          234            75
                                                                                     --------    ---------     ---------
           Net cash used for operating activities                                     23,668       (4,130)       (5,772)

Cash flows from investing activities:
  Contributions to investments in subsidiaries                                          (250)     (20,000)          (50)
  Proceeds from sale of investments available-for-sale                                    -            -          3,005
                                                                                     --------     --------       -------
           Net cash used for investing activities                                       (250)     (20,000)        2,955

Cash flows from financing activities:
  Proceeds from bank borrowings                                                       15,000       21,000             -
  Repayments of bank borrowings                                                           -       (90,000)            -
  Proceeds from issuance of Company-obligated mandatorily redeemable
    Preferred Securities, net of $3,976 in related expenses                               -        90,899             -
  Proceeds from issuance of common stock                                                 596        2,055         1,313
  Purchase of treasury stock                                                         (22,068)        (739)          (65)
                                                                                     --------     --------     ---------
           Net cash provided by financing activities                                  (6,472)      23,215         1,248
                                                                                     --------     --------     ---------
Net increase (decrease) in cash and short-term investments                            16,946         (915)       (1,569)

Cash and short-term investments at beginning of year                                     960        1,875         3,444
                                                                                    ---------    ---------     ---------
Cash and short-term investments at end of year                                      $ 17,906     $    960      $  1,875
                                                                                    =========    =========     =========


ACCEPTANCE INSURANCE COMPANIES INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------


The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows.

Included in the Statements of Operations in Other is $5,400,000, $4,500,000, and $3,585,000 of interest income on surplus notes from subsidiaries for the years ended December 31, 1998, 1997 and 1996, respectively, and $13,199,000 and $12,381,000 of dividend income from a subsidiary for the years ended
December 31, 1998 and 1997, respectively.

Cash payments for interest were $8,739,000, $6,795,000, and $4,708,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE V
VALUATION ACCOUNTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In Thousands)
-----------------------------------------------------------------------------------------------------------------------

                     Column A                          Column B       Column C           Column D         Column E

                                                        Balance
                                                          at                                               Balance
                                                       Beginning                                             at
                                                          of                                               End of
                                                        Period        Additions          Deductions        Period

Allowance for doubtful accounts:
  Year ended December 31, 1998                            $ 4,985        $ 2,147            $ 1,927          $ 5,205

  Year ended December 31, 1997                            $ 3,454        $ 2,558            $ 1,027          $ 4,985

  Year ended December 31, 1996                            $ 2,432        $ 1,956             $  934          $ 3,454


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