Form 10-Q
period 1999-03-31
ACCEPTANCE INSURANCE COMPANIES INC
filed 1999-05-14
CIK 74783

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[xx]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 1999

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

                       YES   XX                  NO

The number of shares of each class of the Registrant's common stock outstanding on May 11, 1999 was:

         Class of Common Stock                 No. of Shares Outstanding
      Common Stock, $.40 Par Value                    14,244,104

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES


                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets
                  March 31, 1999  (unaudited) and December 31, 1998 (audited)

                  Consolidated Statements of Operations (unaudited) Three Months Ended March 31, 1999 and 1998

                  Consolidated Statements of Cash Flows (unaudited) Three Months Ended March 31, 1999 and 1998

                  Notes to Interim Consolidated Financial Statements(unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

         Signatures

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                   March 31,        December 31,
                                                                                     1999              1998
                                                                                  (unaudited)        (audited)
                                                                                  _____________    ____________
         ASSETS
Investments:
   Fixed maturities available-for-sale.....................................       $    351,555     $   337,107
   Marketable equity securities - preferred stock..........................             22,363          27,316
   Marketable equity securities - common stock...........................               40,636          44,371
   Mortgage loans and other investments....................................              9,391           9,549
   Real estate.............................................................              3,297           3,300
   Short-term investments, at cost, which approximates
     market................................................................             75,276          67,754
                                                                                  _____________     ___________
                                                                                       502,518         489,397

Cash.......................................................................              5,877           6,897
Receivables, net...........................................................            153,616         185,951
Reinsurance recoverable on unpaid losses and loss
  adjustment expenses......................................................            224,067         238,769
Prepaid reinsurance premiums...............................................             72,000          76,663
Property and equipment, net................................................             17,126          16,425
Deferred policy acquisition costs..........................................             24,346          25,433
Excess of cost over acquired net assets....................................             33,085          33,363
Deferred income tax........................................................              5,561           6,901
Other assets...............................................................             17,990          13,144
                                                                                  _____________     __________
       Total assets........................................................       $  1,056,186      $1,092,943

                                                                                  =============     ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss adjustment expenses........................................       $    496,378     $   524,744
Unearned premiums..........................................................            154,855         162,037
Amounts payable to reinsurers..............................................             45,937          35,840
Accounts payable and accrued liabilities...................................             13,591          24,293
Bank borrowings............................................................             15,000          15,000
Company - obligated mandatorily redeemable Preferred Securities of
  AICI Capital Trust, holding solely Junior Subordinated Debentures
  of the Company...........................................................             94,875          94,875
                                                                                   ____________     ___________
    Total liabilities     .................................................            820,636         856,789
Contingencies..............................................................                --             --
Stockholders' equity:
   Preferred stock, no par value, 5,000,000 shares
     authorized, none issued...............................................                --             --
   Common stock, $.40 par value, 40,000,000
     shares authorized, 15,473,004 and 15,466,860
     shares issued.........................................................              6,189           6,187
   Capital in excess of par value..........................................            198,749         198,657
   Accumulated other comprehensive
     income, net of tax....................................................              1,583           5,305
   Retained earnings.......................................................             55,305          52,281
                                                                                  ______________    ___________
                                                                                       261,826         262,430
Less:
    Treasury stock, at cost, 1,209,520 shares..............................            (26,047)        (26,047)
    Contingent stock, 20,396 shares.......................................                (229)           (229)
                                                                                  ______________    ___________
     Total stockholders' equity............................................            235,550         236,154
                                                                                  ______________    ___________
     Total liabilities and stockholders' equity............................       $  1,056,186      $1,092,943
                                                                                  ==============    ===========

               The accompanying notes are an integral part of the
                   interim consolidated financial statements.

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               for the three months ended March 31, 1999 and 1998
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                         1999               1998
                                                                                       ________           _______
Revenues:
   Insurance premiums earned......................................................     $ 53,571           $69,003
   Net investment income..........................................................        6,244             6,920
   Net realized capital gains.....................................................        2,480             2,841
                                                                                       ________           ________
                                                                                         62,295            78,764
Costs and expenses:
   Costs of revenues:
    Insurance losses and loss adjustment expenses.................................       36,876            46,301
    Insurance underwriting expenses...............................................       18,168            21,200
    General and administrative expenses...........................................          553               656
                                                                                       _________          ________
                                                                                         55,597            68,157
                                                                                       _________          ________
Operating profit..................................................................        6,698            10,607
                                                                                       _________          ________
Other income (expense):
    Interest expense..............................................................       (2,390)           (2,165)
    Share of net loss of investee.................................................         --                (704)
    Other, net....................................................................           14                34
                                                                                       _________          ________
                                                                                         (2,376)           (2,835)
                                                                                       _________          ________
Income before income taxes and cumulative effect
   of change in accounting principles  ...........................................        4,322             7,772
Income tax expense (benefit):
   Current........................................................................       (2,567)            1,409
   Deferred.....................................................................          3,527               205
                                                                                       _________           _______

Income before cumulative effect of change in
  accounting principles...........................................................        3,362             6,158

Cumulative effect of change in accounting principles..............................          338              --
                                                                                       __________          _______

Net income........................................................................     $  3,024           $ 6,158
                                                                                       ==========          ========

Earnings (loss) per share:
 Basic:
   Income before cumulative effect of change in
       accounting principles......................................................     $    .24           $   .40
   Cumulative effect of change in accounting principles...........................         (.02)              --
   Net income.....................................................................          .21               .40

 Diluted:
   Income before cumulative effect of change in
     accounting principles........................................................     $    .23           $   .40
   Cumulative effect of change in accounting principles..........................          (.02)              --
   Net income.....................................................................          .21               .40

              The accompanying notes are an integral part of the
                   interim consolidated financial statements.

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the three months ended March 31, 1999 and 1998
                                 (in thousands)
                                   (unaudited)

                                                                                            1999                1998
                                                                                      _____________       _____________
Cash flows from operating activities:
   Net income......................................................................   $       3,024       $     6,158
   Net adjustment to reconcile net income to net cash provided by
     operating activities..........................................................          14,064            48,457
                                                                                      ______________      ____________

       Net cash provided by operating activities...................................          17,088            54,615
                                                                                      ______________      ____________

Cash flows from investing activities:
   Proceeds from sales of investments available-for-sale.........................            49,422            31,308
   Proceeds from maturities of investments ........................................           1,147             1,223
   Proceeds from maturities of investments available-for-sale......................          16,712            19,138
   Purchases of investments........................................................         (22,918)             (985)
   Purchases of investments available-for-sale.....................................         (75,247)         (107,804)
   Purchases of property and equipment.............................................          (1,765)           (1,075)
                                                                                      ______________       ___________

        Net cash used for investing activities.....................................         (32,649)          (58,195)
                                                                                      ______________       ___________


Cash flows from financing activities:
   Proceeds from issuance of common stock..........................................              94               268
                                                                                      ______________       ___________

        Net cash provided by financing activities..................................              94               268
                                                                                      ______________       ___________

Net increase (decrease) in cash and short-term investments.........................         (15,467)           (3,312)
Cash and short-term investments at beginning of period.............................          72,822            38,316
                                                                                      ______________       ___________

Cash and short-term investments at end of period...................................    $     57,355        $   35,004
                                                                                      ==============       ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest........................................    $      2,360        $    2,135
                                                                                      ==============       ===========
   Cash paid during the period for income taxes....................................    $     (7,184)       $        4
                                                                                      ==============       ===========


               The accompanying notes are an integral part of the
                   interim consolidated financial statements.

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1. Summary of Significant Accounting Policies:

   Principles of Consolidation

   The Company's consolidated financial statements include the accounts of Acceptance Insurance Companies Inc. and its majority owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated.

   Management's Opinion

   The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company's financial position as of March 31, 1999 and December 31, 1998, and the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998.

   Statements of Cash Flows

   The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of March 31, 1999 approximately $23,798,000 of short-term investments had a maturity date at acquisition of greater than three months.


   Recent Statements of Financial Accounting Standards

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not expect the adoption of SFAS No. 133 to have a material impact to the Company's consolidated financial statements.

   Change in Accounting Principles

   In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3). SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets. The Company adopted SOP 97-3 on January 1, 1999 resulting in a cumulative effect of change in accounting principles of $338,000.

   Reclassifications

   Certain prior period amounts have been reclassified to conform with current year presentation.

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)





2. Investments:

   The amortized cost and related market values of debt and equity securities in the accompanying balance sheets are as follows (in thousands):

                                                                      Gross              Gross
                                                   Amortized          Unrealized         Unrealized       Market
                                                   Cost               Gains              Losses           Value
                                                 ____________       ____________        ____________    ___________
March 31, 1999:
    Fixed maturities available-for-sale:
    U.S. Treasury and government
     securities.............................     $   110,360        $        816        $      526      $  110,650
   States, municipalities and political
     subdivisions...........................         165,630               4,449               379         169,700
   Mortgage-backed securities...............          33,746                  36               445          33,337
   Other debt securities....................          42,497                 886             5,515          37,868
                                                 ____________       ____________        ___________     ___________
                                                 $   352,233        $      6,187        $    6,865      $  351,555
                                                 ============       ============        ===========     ===========

   Marketable equity securities -
     preferred stock........................     $    22,342        $        538        $      517      $   22,363
                                                 ============       ============        ===========     ===========

   Marketable equity securities -
     common stock...........................     $    37,546        $      8,686        $    5,596      $   40,636
                                                 ============       ============        ===========     ===========

December 31, 1998:
   Fixed maturities available-for-sale:
   U.S. Treasury and government
     securities.............................     $    77,671        $      1,228        $      114      $    78,785
   States, municipalities and political
     subdivisions...........................         161,017               6,278                93          167,202
   Mortgage-backed securities...............          38,475                  42               590           37,927
   Other debt securities....................          56,786               1,795             5,388           53,193
                                                 ____________       ____________        ___________      ___________

                                                 $   333,949        $      9,343        $    6,185      $   337,107
                                                 ============       ============        ===========      ===========

   Marketable equity securities -
     preferred stock........................     $    27,246        $        494        $      424      $    27,316
                                                 ============       ============        ===========      ===========

   Marketable equity securities -
     common stock...........................     $    39,438        $      9,718        $    4,785      $    44,371
                                                 ============       ============        ===========      ===========

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)



3.       Insurance Premiums and Claims:

         Insurance premiums written and earned by the Company's insurance subsidiaries for the three months ended March 31, 1999 and 1998 are as follows (in thousands):

                                                                                      1999              1998
                                                                                   __________        __________
               Direct premiums written..........................................   $ 121,647         $ 128,328
               Assumed premiums written.........................................       4,467             9,032
               Ceded premiums written...........................................     (75,062)          (61,768)
                                                                                   __________        __________

                   Net premiums written.........................................   $  51,052         $  75,592
                                                                                   ==========        ==========

               Direct premiums earned...........................................   $ 126,799         $ 121,671
               Assumed premiums earned..........................................       6,497             9,644
               Ceded premiums earned............................................     (79,725)          (62,312)
                                                                                   __________        __________

                   Net premiums earned..........................................   $  53,571         $  69,003
                                                                                   ==========        ==========

         Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $62,513,000 and $23,417,000 for the three months ended March 31, 1999 and 1998, respectively.


4.       Bank Borrowings:

         The Company's $65 million Revolving Credit Facility with its bank lenders is subject to automatic reductions on a quarterly basis beginning March 31, 1999. The reduction at March 31, 1999 reduced the Revolving Credit Facility to $63.5 million. The Company selects its interest rate as either the prime rate or LIBOR plus a margin of .50% to 1.25% depending on the Company's debt to equity ratio. Interest is payable quarterly. At March 31, 1999, the Company had $15 million outstanding under this arrangement at a weighted average interest cost of 6.0%.

5. Company-obligated mandatorily redeemable Preferred Securities of AICI Capital Trust, holding solely Junior Subordinated Debentures of the
         Company:

         In 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the "Issuer Trust") issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). The Company owns all of the common securities (the "Common Securities") of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust's assets. The assets of the Issuer Trust consist solely of the Company's 9% Junior Subordinated Debentures due 2027 which were issued in 1997 in an amount equal to the total of the Preferred Securities and the Common Securities.

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)


         Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemption provisions, all as described in the Junior Debenture Indenture. At March 31, 1999, the Company had $94.875 million outstanding at a weighted average interest cost of 9.1%.

6.       Income Taxes:

         As of March 31, 1999, management believes it is more likely than not that the Company will realize a portion of the deferred tax asset.
         The valuation allowance at March 31, 1999 primarily relates to capital loss items whose realization is uncertain. The net deferred tax asset is as follows (in thousands):

                                                                                        March 31,      December 31,
                                                                                          1999            1998
                                                                                        __________     ___________
        Unpaid losses and loss adjustment expenses.................................       10,723          12,512
        Unearned premiums..........................................................        5,800           5,976
        Allowances for doubtful accounts...........................................        1,895           1,822
        Other......................................................................          590           2,344
        Unrealized loss on fixed maturities available-for-sale.....................          237             --
                                                                                        _________       __________
        Deferred tax asset.........................................................       19,245          22,654
                                                                                        _________       __________

        Deferred policy acquisition costs..........................................       (8,521)         (8,902)
        Other......................................................................       (2,130)         (2,051)
        Unrealized gain on fixed maturities available-for-sale.....................          --           (1,105)
        Unrealized gain on marketable equity securities                                   (1,089)         (1,751)
        Unrealized gain on consolidated subsidiaries held for sale.................       (1,869)         (1,869)
                                                                                        _________       _________
        Deferred tax liability   ..................................................      (13,609)        (15,678)
                                                                                        _________       _________
                                                                                           5,636           6,976

        Valuation allowance........................................................          (75)            (75)
                                                                                        _________       _________
        Net deferred tax asset.....................................................     $  5,561        $  6,901
                                                                                        =========       =========


        Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements as follows (in thousands):

                                                                                                 March 31,
                                                                                        __________________________
                                                                                           1999            1998
                                                                                        _________       __________
        Computed U.S. federal income taxes...................................           $  1,513        $  2,721
        Nondeductible amortization of goodwill and other intangibles..........               114             109
        Tax-exempt interest income............................................              (622)           (570)
        Dividends received deduction..........................................              (205)           (239)
        Recognition of a portion of the deferred tax asset....................                --           (1,036)
        Other.................................................................               160             629
                                                                                        _________       __________
            Income taxes provided...........................................            $    960        $  1,614
                                                                                        =========       ==========


              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)


7.        Net Income Per Share:

          Basic and diluted net income per share for the three months ended March 31, 1999, and 1998 are as follows:

                                                                                                       March 31
                                                                                            ________________________________
                                                                                              1999                   1998
                                                                                            _________             __________
        Income before cumulative effect of change in accounting principles                  $  3,362              $   6,158
        Cumulative effect of change in accounting principles                                     338                    --
                                                                                            _________             __________
        Net income                                                                          $  3,024              $   6,158
                                                                                            =========             ==========

        Weighted average common shares outstanding                                            14,241                 15,210
                Dilutive effect of contingent shares                                              21                     21
                Dilutive effect of stock options                                                  80                    224
                                                                                            _________             __________

        Diluted weighted average common and equivalent shares outstanding                     14,342                 15,455
                                                                                            =========             ==========
        Earnings (loss) per share:
             Basic:
                Income before cumulative effect of change in
                  accounting principles                                                     $    .24              $     .40
                Cumulative effect of change in accounting principles                            (.02)                   --
                Net income                                                                       .21                    .40

             Diluted:
                Income before cumulative effect of change in
                  accounting principles                                                     $    .23              $     .40
                Cumulative effect of change in accounting principles                            (.02)                   --
                Net income                                                                       .21                    .40

8.      Comprehensive Income:

        Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The comprehensive income, for the quarters ended March 31, 1999, and 1998 are as follows:

                                                                                                       March 31,
                                                                                            ________________________________
                                                                                              1999                    1998
                                                                                            _________             __________
           Net income                                                                       $  3,024              $   6,158

             Other comprehensive income:
                Unrealized gains (losses) of investments,
                  net of reclassification adjustments                                         (5,726)                 3,719
                Deferred income tax expense (benefit) on changes                              (2,004)                 1,302
                                                                                            _________             __________

                Other comprehensive income                                                    (3,722)                 2,417
                                                                                            __________            __________

             Comprehensive income                                                           $   (698)             $   8,575
                                                                                            ==========            ==========

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)

9.      Business Segments:

        The Company is engaged in the specialty property and casualty and the crop insurance business. The Property and Casualty Insurance segment consists of excess and surpus lines liability and property, substandard property, specialty automobile, workers' compensation, professional liability, and specialty coverages for transportation risks, temporary help agencies, condominiums, rural markets, and fine arts. The principal lines of the Crop Insurance segment are MPCI and crop hail insurance.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Management evaluates the performance of and allocates it resources to its operating segments based on income before income taxes. Interest income and interest expense are primarily allocated to segments based upon estimated investments and capital, respectively. For the three months ended March 31, 1999 and 1998, there were no material intersegment transactions. Management does not utilize assets as a significant measurement tool for evaluating segments.

        Segment revenues and segment operating profit for the three months ended March 31 are as follows:

                                                                    Property and
                                                                    Casualty              Crop
                                                                    Insurance             Insurance              Total
                                                                   _____________          __________            __________
                                    1999
        Revenues                                                   $      61,123          $   1,172             $  62,295
                                                                   =============          ==========            ==========
        Operating profit (loss)                                            5,511              1,187                 6,698

        Interest expense and other                                         1,435                941                 2,376
                                                                    ____________          __________            __________

        Income before income taxes                                 $       4,076          $     246             $   4,322
                                                                   =============          ==========            ==========


                                  1998
        Revenues                                                   $      74,429          $   4,335             $  78,764
                                                                   =============          ==========            ==========

        Operating profit (loss)                                            6,281              4,326                10,607

        Interest expense and other                                         1,920                915                 2,835
                                                                   _____________          __________            __________

        Income before income taxes                                 $       4,361          $   3,411             $   7,772
                                                                   =============          ===========           ==========

        The Company does not have a single customer which represents 10% or more of its consolidated revenues. In addition, substantially all revenue of the Company's reportable segments are attributed to or located in the United States.



10.     Subsequent Event:

        On May 11, 1999, the Company entered into a definitive agreement with Millers American Group, Inc. ("Millers") for the sale of the Company's non-standard automobile business, including Phoenix Indemnity Insurance Company ("Phoenix Indemnity") to Millers. Under this agreement, the Company will transfer all of its non-standard automobile business and all outstanding stock of Phoenix Indemnity to Millers in exchange for approximately $25 million in cash. The sale is subject to customary regulatory approvals. At closing, the effect of the transaction to after-tax income is expected to be immaterial.

PART 1.
ITEM 2.
              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of financial condition and results of operations of the Company and its consolidated subsidiaries is based upon the Company's interim consolidated financial statements and the notes thereto included in this report.

                              RESULTS OF OPERATIONS

                           Forward-Looking Information

Except for the historical information contained in this Quarterly Report on Form 10-Q, matters discussed herein may constitute forward-looking information, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking information reflects the Company's current best estimates regarding future operations, but, since these are only estimates, actual results may differ materially from such estimates.

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

                        Three months ended March 31, 1999
                  Compared to three months ended March 31, 1998

The Company's operating profit and net income decreased 36.9% and 50.9% respectively during the three months ended March 31, 1999 as compared to the same period in 1998. The reduction in operating profit and net income was effected by a reduction in net premiums written in the Company's property and casualty segment, reduced underwriting expenses, improved underwriting results in the Company's property and casualty segment, lower general and administrative expenses, a reduction in investment income and realized gains, and higher interest expense. Certain non-recurring events also effected the quarter to quarter comparisons from 1998 to 1999. During the first quarter of 1998, the Company benefited from additional profit sharing earned in the previous year under the Company's Multi-Peril Crop Insurance program. Results in the first quarter of 1999 were negatively impacted by charges associated with the previously announced restructuring of the Company's property and casualty segment. In addition, the net income of the Company was effected in the first quarter of 1999 by the cumulative effect of a change in accounting principles adopted on January 1, 1999.

The Company previously announced a restructuring of its property and casualty segment in which approximately one-third of its property and casualty gross written premiums for 1998 were discontinued. Accordingly, during the first quarter of 1999, the Company's net premiums written declined by 32.5% as compared to the first quarter of 1998. Insurance underwriting expenses in the first quarter of 1999 declined from the first quarter of 1998, but only by 14.3%. The Company's ratio of losses and loss adjustment expenses incurred to earned premiums, however, fell by 1.9% from 69.7% during the first quarter of 1998 to 67.8% during the first quarter of 1999, and the Company's general and administrative expenses fell by 15.7% in the first three months of 1999 as compared to the same period in 1998.

The Company's net investment income declined from approximately $6.9 million during the first three months of 1998 to $6.2 million during the first three months of 1999. While the size of the Company's investment portfolio increased from an average outstanding portfolio of $471.8 million during the three months ended March 31, 1998 to an average outstanding portfolio of $487.4 million during the three months ended March 31, 1999, the Company's yield declined from 5.87% during the first quarter of 1998 to 5.12% during the first quarter of 1999. This decrease in yield resulted as several of the Company's higher yielding preferred stock investments were called and the size of the Company's holdings in tax advantaged municipal securities increased, and as overall interest rates decreased by approximately 60 basis points from the first quarter of 1998 to the first quarter of 1999. As the Company discontinued nearly one-third of its property and casualty business, the duration of the portfolio was shortened and the overall credit quality of the portfolio improved in order to maintain needed liquidity. In addition, net realized gains for the first quarter of 1999 were $2.5 million as compared to net realized capital gains in the first quarter of 1998 of $2.8 million, a 12.7% reduction.

The Company's net income was also affected by a 10.4% increase in interest expense for the first quarter of 1999 as compared to the first quarter of 1998. This was principally a result of increased borrowings by the Company as average borrowings increased from $94.9 million during the three months ended March 31, 1998 to $109.9 million during the three months ended March 31, 1999. The additional borrowings were made under the Company's Revolving Credit Facility (see "Liquidity and Capital Resources - The Company Parent Only") in order to finance a portion of the Company's stock repurchase program. The Company expects to pay down substantially all of its current borrowings under the Revolving Credit Facility during the second quarter of 1999.

The Company's results for the first quarter of 1999 as compared to the first quarter of 1998 were also affected by certain non-recurring events. During the first quarter of 1998, the Company recognized underwriting profits of $3.2 million in its crop segment as compared with a loss of $.1 million during the first quarter of 1999. In the first quarter of 1998, profit was derived from the recording of additional profit sharing from the previous year under the Company's Multi-Peril Crop Insurance program. The Company's estimate of its profit sharing under the MPCI program at December 31, 1997 was affected by a severe early winter snowstorm which affected geographic areas where the Company had a high concentration of crop insurance. As the crops were harvested, the effect of this snowstorm was minimal, and therefore, the Company made an adjustment during the first quarter of 1998 for its previous year's results. During the fourth quarter of 1998, a severe freeze in California affected the Company's crop writings in that geographic area. Negative development during the first quarter of 1999 from this event offset positive development elsewhere in the Company's crop operations. Consequently, during the first quarter of 1999, there was no benefit from additional profit sharing earned in prior years.

Also during the first quarter of 1999, the Company experienced increased demand for its crop segment products, particularly products sold under the federally subsidized Multi-Peril Crop Insurance program and the Company's proprietary Crop Revenue Coverage Plus product. The Company records premiums and expenses associated with these products in the third quarter of each year after final planted acreages are reported and corresponding final premiums are calculated. The effect of any potential losses associated with these products also cannot be determined until the third and fourth quarter of the year as harvesting is completed. Therefore, there is no material effect in the Company's results in the first quarter of 1999 from this increase in sales activity. To respond to this demand, and to obtain reinsurance capacity for the increase in premiums, the Company elected to close its sales season early and reduce coverage offered for some crops. The Company expects that the benefits of additional revenue generated will be offset by increased expenses associated with obtaining additional reinsurance capacity, processing the unexpected increase in volume of business, regulatory compliance, and legal expense when revenues and expenses are recognized in the third quarter of 1999. In addition, the Company expects its exposure to net loss in 1999 to increase by approximately $5.0 million from historical levels. Premiums ceded to reinsurers also increased in 1999 and may increase in future years in order to maintain needed reinsurance capacity.

The Company's net income in the first quarter of 1999 was also affected by the cumulative effect of a change in accounting principles adopted on January 1, 1999. (See "Recent Accounting Standards"). The Company adopted SOP 97-3 on January 1, 1999 resulting in a cumulative effect of a change in accounting principles of $338,000.

Eliminating the effects of these non-recurring events, the Company increased its operating profit by approximately 9.5% from $7.4 million during the first quarter of 1998 to $8.1 million during the first quarter of 1999. This improvement in operating profit is principally the result of the Company's improved underwriting results in its property and casualty segment. The Company's combined ratio of losses, loss adjustment expenses, and underwriting expenses to net earned premiums improved from 102.6% during the first quarter of 1998 to 100.0% during the first quarter of 1999, resulting in an approximately $1.7 million improvement in the underwriting results of its property and casualty segment.



                           Recent Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not expect the adoption of SFAS No. 133 to have a material impact to the Company's consolidated financial statements.

In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3). SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets. The Company adopted SOP 97-3 on January 1, 1999 resulting in a cumulative effect of change in accounting principles of $338,000.


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

Under the American Agrisurance profit sharing agreement, American Agrisurance receives up to 50% of the crop insurance profit after expenses and a margin retained by the Insurance Companies based upon a formula established by the Company and approved by the Nebraska Department of Insurance. If the calculated profit share is negative, such negative amounts are carried forward and offset future profit sharing payments. These amounts are distributed in the form of a dividend to the Company.

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

In 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the "Issuer Trust") issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). The Company owns all of the common securities (the "Common Securities") of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust's assets. The assets of the Issuer Trust consist solely of the Company's 9% Junior Subordinated Debentures due 2027 which were issued in 1997 in an amount equal to the Preferred Securities and the Common Securities. Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemptive provisions, all described in the Junior Debenture Indenture. At March 31, 1999, the Company had $94.875 million outstanding at a weighted annual interest cost of 9.1%.

As of March 31, 1999, the Company maintains a five-year revolving credit facility (the "Revolving Credit Facility") with its bank lenders in the amount of $63.5 million. The Company selects its interest rate at either the prime rate or LIBOR plus a margin which varies depending on the Company's funded debt to equity ratio. Interest is payable quarterly. During the first quarter of 1999, the Company had $15 million outstanding indebtedness under this arrangement at a weighted average cost of 6.0%. The Revolving Credit Facility contains covenants which do not permit the payment of dividends by the Company, requires the Company to maintain certain operating and debt service coverage ratios, requires maintenance of specific levels of surplus and requires the Company to meet certain tests established by the regulatory authorities.

As of March 31, 1999, the Company held cash and invested assets, excluding investment in subsidiaries, of $17.9 million.

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

Changes in Financial Condition

The Company's stockholders' equity decreased by approximately $.6 million at March 31, 1999 as compared to December 31, 1998. The principal components of this decrease were net income of $3.0 million during the first three months of 1999 and a decrease in the value of the Company's investment portfolio causing the unrealized gain on available-for-sale securities, net of tax, to decrease from $5.3 million at December 31, 1998 to $1.6 million at March 31, 1999. This change in the unrealized gain on available-for-sale securities was attributable to a decline in the unrealized gain in both the Company's equity and fixed maturity portfolios.


Consolidated Cash Flows

Cash provided from operations for the three months ended March 31, 1999 and 1998, were $17.1 million and $54.6 million, respectively. The major components of this decrease in cash flow from period to period were profit sharing payments received from the federal government under the Company's MPCI crop insurance program of $57.0 million in the first three months of 1998 compared to $51.5 million in the first three months of 1999 and $15.2 million in payments made in the first quarter of 1999 related to reinsurance on the Company's discontinued lines of business.


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

At March 31,1999, the Company had $360.9 million of fixed maturity securities and mortgage loans and $63.0 million of marketable equity securities that were subject to market risk. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk. In addition, the Company has the ability to hold its maturity investments until maturity and therefore would not expect to recognize a material adverse impact on income or cash flows.

The Company's Preferred Securities of $94.875 million at March 31, 1999, mature in August 2027 and are redeemable at the Company's option in August 2002. The Company will continue to monitor the interest rate environment and evaluate refinancing opportunities as the redemption and maturity date approaches.

The Company uses two models to analyze the sensitivity of its market risk assets and liabilities. For its fixed maturity securities, mortgage loans and mandatorily redeemable Preferred Securities, the Company uses duration modeling to calculate changes in fair value. For its marketable equity securities, the Company uses a hypothetical 20% decrease in the fair value of these securities. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because fair values of securities may be affected by credit concerns of the issuer, prepayment speeds, liquidity of the security and other general market conditions. The sensitivity analysis duration model used by the Company produces a loss in fair value of $17.4 million on its fixed maturity securities and mortgage loans and a gain in fair value of $8.9 million on its mandatorily redeemable Preferred Securities, based on a 100 basis point increase in interest rates. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produces a loss in fair value of $12.6 million.

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

One of the more significant third parties is the Risk Management Agency ("RMA") which, along with the Federal Crop Insurance Corporation ("FCIC"), administers the federal crop insurance program. The RMA calculates and settles the Company's MPCI profit share and expense reimbursement. The RMA has publicly stated that all RMA and FCIC systems will be Year 2000 compliant as of the filing date of this 10-Q.

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

The Company has expensed costs of approximately $2.9 million relating to the year 2000 issue since inception of the project, and did not incur any expenses during the three months ended March 31, 1999. The Company anticipates an additional $.3 to $.8 million of expenses to complete the project.

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


Subsequent Event

On May 11, 1999, the Company entered into a definitive agreement with Millers American Group, Inc. ("Millers") for the sale of the Company's non-standard automobile business, including Phoenix Indemnity Insurance Company ("Phoenix Indemnity") to Millers. Under this agreement, the Company will transfer all of its non-standard automobile business and all outstanding stock of Phoenix Indemnity to Millers in exchange for approximately $25 million in cash. The sale is subject to customary regulatory approvals. At closing, the effect of the transaction to after-tax income is expected to be immaterial.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES


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



                                         ACCEPTANCE INSURANCE COMPANIES INC.



May  11, 1999                            /s/ Kenneth C. Coon
                                         ___________________________________

                                         Kenneth C. Coon
                                         Chief Executive Officer


May  11, 1999                            /s/ Georgia M. Mace
                                         ___________________________________

                                         Georgia M. Mace
                                         Treasurer and Chief Financial Officer

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                  EXHIBIT INDEX


NUMBER        EXHIBIT DESCRIPTION



27            Financial Data Schedule.