Form 10-Q
period 1999-06-30
ACCEPTANCE INSURANCE COMPANIES INC
filed 1999-08-13
CIK 74783

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[xx]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30, 1999

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

                       YES   XX                  NO

The number of shares of each class of the Registrant's common stock outstanding on August 12, 1999 was:

         Class of Common Stock                No. of Shares Outstanding
      Common Stock, $.40  Par Value                 14,252,582

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES


                                    FORM 10-Q

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets
                  June 30, 1999  and December 31, 1998

                  Consolidated Statements of Operations
                  Three Months and Six Months Ended June 30, 1999 and 1998

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1999 and 1998

                  Notes to Interim Consolidated Financial Statements

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

         Item 6.  Exhibits and Reports on Form 8-K

         Signatures

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                    June 30,     December 31,
                                                                                      1999         1998
                                                                                  ___________    ___________
                                                                                  (unaudited)    (audited)
         ASSETS
Investments:
   Fixed maturities available-for-sale.....................................       $  346,043      $ 337,107
   Marketable equity securities - preferred stock..........................           20,676         27,316
     Marketable equity securities - common stock...........................           45,414         44,371
   Mortgage loans and other investments....................................            9,228          9,549
   Real estate.............................................................            3,294          3,300
   Short-term investments, at cost, which approximates
     market................................................................           44,841         67,754
                                                                                  ___________    ___________
                                                                                     469,496        489,397

Cash.......................................................................              546          6,897
Receivables, net...........................................................          166,339        185,951
Reinsurance recoverable on unpaid losses and loss
  adjustment expenses......................................................          298,299        238,769
Prepaid reinsurance premiums...............................................           70,578         76,663
Property and equipment, net................................................           18,732         16,425
Deferred policy acquisition costs..........................................           24,539         25,433
Excess of cost over acquired net assets....................................           32,806         33,363
Deferred income tax........................................................            5,708          6,901
Other assets...............................................................           22,384         13,144
                                                                                  ___________    __________
   Total assets............................................................       $1,109,427     $1,092,943
                                                                                  ===========    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss adjustment expenses........................................       $  559,135     $  524,744
Unearned premiums..........................................................          152,415        162,037
Amounts payable to reinsurers..............................................           50,268         35,840
Accounts payable and accrued liabilities...................................           15,594         24,293
Bank borrowings............................................................             --           15,000
Company - obligated manditorily redeemable Preferred Securities of
   AICI Capital Trust, holding solely Junior Subordinated Debentures
   of the Company..........................................................           94,875         94,875
                                                                                  ___________    ___________
   Total liabilities.......................................................          872,287        856,789
Contingencies..............................................................             --              --
Stockholders' equity:
   Preferred stock, no par value, 5,000,000 shares
     authorized, none issued...............................................             --              --
   Common stock, $.40 par value, 40,000,000
     shares  authorized, 15,480,851 and 15,466,860
     shares issued.........................................................            6,192          6,187
   Capital in excess of par value..........................................          198,844        198,657
   Accumulated other comprehensive
       income (loss), net of tax ..........................................             (826)         5,305
   Retained earnings.......................................................           59,206         52,281
                                                                                  ___________    ___________
                                                                                     263,416        262,430
Less:
Treasury stock, at cost, 1,209,520 shares..................................          (26,047)       (26,047)
Contingent stock, 20,396 shares............................................             (229)          (229)
                                                                                  ___________    ___________
   Total stockholders' equity..............................................          237,140        236,154
                                                                                  ___________    __________
   Total liabilities and stockholders' equity..............................       $1,109,427     $1,092,943
                                                                                  ===========    ==========

               The accompanying notes are an integral part of the
                   interim consolidated financial statements.

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        for the three months and six months ended June 30, 1999 and 1998
                      (in thousands, except per share data)
                                   (unaudited)

                                                                        Three Months                      Six Months
                                                               ____________________________      _____________________________
                                                                  1999              1998           1999                 1998
                                                               ________           _________      ________            _________
Revenues:
   Insurance premiums earned...............................    $ 58,001           $  72,084      $111,572            $141,087
   Net investment income...................................       6,394               7,212        12,638              14,132
   Net realized capital gains..............................       2,862               2,642         5,342               5,483
                                                               _________          __________     _________           _________
                                                                 67,257              81,938       129,552             160,702
                                                               _________          __________     _________
Costs and expenses:
   Costs of revenues:
     Insurance losses and loss adjustment expenses.........      41,955              51,482        78,831              97,783
     Insurance underwriting expenses.......................      17,089              21,665        35,257              42,865
      General and administrative expenses..................         637                 562         1,190               1,218
                                                               _________          __________     _________           _________
                                                                 59,681              73,709       115,278             141,866
                                                               _________          __________     _________           _________
Operating profit...........................................       7,576               8,229        14,274              18,836
                                                               _________          __________     _________           _________

Other income (expense):
   Interest expense........................................      (2,270)             (2,165)      (4,660)              (4,330)
   Share of net loss of investee...........................        --                  --            --                  (704)
   Other, net..............................................           7                 (91)          21                  (57)
                                                               _________          __________     _________           _________
                                                                 (2,263)             (2,256)      (4,639)              (5,091)
                                                               _________          __________     _________           __________

Income before income taxes and cumulative effect
   of change in accounting principles  ....................       5,313               5,973        9,635               13,745
Income tax expense (benefit):
     Current...............................................         262              (8,423)      (2,305)              (7,014)
     Deferred..............................................       1,150               9,994        4,677               10,199
                                                               _________           _________     _________           __________

Income before cumulative effect of change in
  accounting principles....................................       3,901               4,402        7,263               10,560

Cumulative effect of change in accounting principles.......        --                  --            338                 --
                                                              __________            ________   _________           ____________
Net income.................................................    $  3,901             $ 4,402    $   6,925           $   10,560
                                                              ==========            ========   =========           ============


Earnings (loss) per share:
   Basic:
      Income before cumulative effect of change in
       accounting principles...............................    $    .27             $   .29    $     .51           $      .69
      Cumulative effect of change in accounting principles.         --                  --          (.02)                 --
      Net income...........................................         .27                .29           .49                  .69

   Diluted:
      Income before cumulative effect of change in
       accounting principles...............................    $    .27             $   .29    $     .51           $      .68
      Cumulative effect of change in accounting principles..        --                  --          (.02)                 --
      Net income............................................        .27                 .29          .48                  .68

               The accompanying notes are an integral part of the
                   interim consolidated financial statements.

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 1999 and 1998
                                 (in thousands)
                                   (unaudited)


                                                                                               1999             1998
                                                                                          ____________       __________
Cash flows from operating activities:
   Net income........................................................................     $     6,925        $  10,560
   Net adjustment to reconcile net income to net cash from
     operating activities............................................................          (9,828)          50,891
                                                                                          _____________      __________

       Net cash from operating activities............................................          (2,903)          61,451
                                                                                          _____________      __________

Cash flows from investing activities:
   Proceeds from sales of investments available-for-sale.............................          89,930           75,287
   Proceeds from maturities of investments ..........................................           6,890            1,970
   Proceeds from maturities of investments available-for-sale........................          31,575           43,388
   Purchases of investments..........................................................         (25,701)          (1,666)
   Purchases of investments available-for-sale.......................................        (129,155)        (161,123)
   Purchases of property and equipment...............................................          (4,472)          (2,177)
                                                                                          _____________      __________

        Net cash used for investing activities.......................................         (30,933)         (44,321)
                                                                                          _____________      __________


Cash flows from financing activities:
   Repayment of bank borrowings....................................................           (15,000)            --
   Proceeds from issuance of common stock..........................................               192              404
                                                                                          _____________       __________

        Net cash from financing activities .......................................            (14,808)             404
                                                                                          _____________       __________

Net increase (decrease) in cash and short-term investments...........................         (48,644)          17,534
Cash and short-term investments at beginning of period...............................          72,822           38,316
                                                                                          _____________      ___________

Cash and short-term investments at end of period.....................................       $  24,178        $  55,850
                                                                                          =============      ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest..........................................       $   4,733        $   4,269
                                                                                           ============      ==========
   Cash paid during the period for income taxes......................................       $    --          $      97
                                                                                           ============      ==========



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

   Management's Opinion

   The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company's financial position as of June 30, 1999 and December 31, 1998, and the results of operations for the three months and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998.

   Statements of Cash Flows

   The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of June 30, 1999 approximately $21,209,000 of short-term investments had a maturity date at acquisition of greater than three months.


   Recent Statements of Financial Accounting Standards

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not expect the adoption of SFAS No. 133 to have a material impact to the Company's consolidated financial statements.

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

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)




2. Investments:

   The amortized cost and related estimated fair values of debt and equity securities in the accompanying balance sheets are as follows (in thousands):

                                                                      Gross                Gross             Estimated
                                                  Amortized         Unrealized           Unrealized            Fair
                                                    Cost              Gains                Losses              Value
                                                 ___________        ___________          __________         __________
June 30, 1999:
   Fixed maturities available-for- sale:
   U.S. Treasury and government
     securities.............................     $ 119,957          $     263            $    1,862         $ 118,358
   States, municipalities and political
     subdivisions...........................       164,083              1,872                 2,433           163,522
   Mortgage-backed securities...............        26,878                 19                   986            25,911
   Other debt securities....................        42,344                245                 4,337            38,252
                                                 ___________        ___________          ___________        __________
                                                 $ 353,262          $   2,399            $    9,618         $ 346,043
                                                 ===========        ===========          ===========        ==========

   Marketable equity securities -
     preferred stock........................     $  20,832          $     463            $      619         $  20,676
                                                 ===========        ===========          ===========        ==========

   Marketable equity securities -
     common stock...........................     $  39,311          $  10,393            $    4,290         $  45,414
                                                 ===========        ===========          ===========        ==========

December 31, 1998:
   Fixed maturities available-for-sale:
   U.S. Treasury and government
     securities.............................     $  77,671          $   1,228            $      114         $  78,785
   States, municipalities and political
     subdivisions...........................       161,017              6,278                    93           167,202
   Mortgage-backed securities...............        38,475                 42                   590            37,927
   Other debt securities....................        56,786              1,795                 5,388            53,193
                                                 ___________        ___________           ___________       ___________


                                                 $ 333,949          $   9,343            $    6,185         $ 337,107
                                                 ===========        ===========          ============       ===========

   Marketable equity securities -
     preferred stock........................     $  27,246          $     494            $      424         $  27,316
                                                 ===========        ===========          ============       ===========

   Marketable equity securities -
     common stock...........................     $  39,438          $   9,718            $    4,785         $  44,371
                                                 ===========        ===========          ============       ===========


              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)



3.       Insurance Premiums and Claims:

         Insurance premiums written and earned by the Company's insurance subsidiaries for the three months and six months ended June 30, 1999 and 1998 are as follows (in thousands):

                                                                     Three Months                        Six Months
                                                              ___________________________      ___________________________
                                                                 1999             1998            1999            1998
                                                              __________        _________      __________       __________
         Direct premiums written..........................    $ 158,877         $157,057       $ 280,524        $ 285,385
         Assumed premiums written.........................        7,990           11,025          12,457           20,057
         Ceded premiums written...........................     (109,886)         (99,781)       (184,948)        (161,549)
                                                              __________        _________      ___________      __________

              Net premiums written........................    $  56,981         $ 68,301       $ 108,033        $ 143,893
                                                              ==========        =========      ===========      ==========

         Direct premiums earned...........................    $ 159,093         $154,798       $ 285,892        $ 276,469
         Assumed premiums earned..........................       10,215            8,311          16,712           17,955
         Ceded premiums earned............................     (111,307)         (91,025)       (191,032)        (153,337)
                                                              __________        _________      ___________      __________

              Net premiums earned.........................    $  58,001         $ 72,084       $ 111,572        $ 141,087
                                                              ==========        =========      ===========      ==========

         Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $127,631,000 and $127,291,000 for the three months ended June 30, 1999 and 1998, respectively. Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $190,144,000 and $150,708,000 for the six months ended June 30, 1999 and 1998, respectively.


4.       Bank Borrowings:

         The Company's $65 million Revolving Credit Facility with its bank lenders is subject to automatic reductions on a quarterly basis beginning March 31, 1999. At June 30, 1999 the Revolving Credit Facility was reduced to $62.0 million. The Company selects its interest rate as either the prime rate or LIBOR plus a margin of .50% to 1.25% depending on the Company's debt to equity ratio. Interest is payable quarterly. At June 30, 1999, the Company had no outstanding indebtedness under this arrangement.

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

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)


         Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemption provisions, all as described in the Junior Debenture Indenture. At June 30, 1999, the Company had $94.875 million outstanding at a weighted average interest cost of 9.1%.

6.       Income Taxes:

         As of June 30, 1999, management believes it is more likely than not that the Company will realize a portion of the deferred tax asset.
         The valuation allowance at June 30, 1999 primarily relates to capital loss items whose realization is uncertain. The net deferred tax asset is as follows (in thousands):

                                                                                          June 30,               December 31,
                                                                                           1999                      1998
                                                                                         __________              ____________
             Unpaid losses and loss adjustment expenses.......................           $ 10,193                $  12,512
             Unearned premiums................................................              5,729                    5,976
             Allowances for doubtful accounts.................................              2,017                    1,822
             Other............................................................              1,789                    2,344
             Unrealized loss on fixed maturities available-for-sale...........              2,527                      --
                                                                                         __________              ____________
             Deferred tax asset...............................................             22,255                   22,654
                                                                                         __________              ____________

             Deferred policy acquisition costs................................             (8,589)                  (8,902)
             Other............................................................             (3,933)                  (2,051)
             Unrealized gain on fixed maturities available-for-sale...........                --                    (1,105)
             Unrealized gain on marketable equity securities..................             (2,081)                  (1,751)
             Unrealized gain on consolidated subsidiaries held for sale.......             (1,869)                  (1,869)
                                                                                         __________             ____________
             Deferred tax liability   .........................................            (16,472)                 (15,678)
                                                                                         __________             ____________
                                                                                            5,783                    6,976

             Valuation allowance..............................................                (75)                     (75)
                                                                                         __________             ____________
             Net deferred tax asset   ........................................            $ 5,708                $   6,901
                                                                                         ==========             ============


            Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements as follows
            (in thousands):

                                                                                                    June 30,
                                                                                          __________________________________
                                                                                            1999                     1998
                                                                                          _________              ___________
            Computed U.S. federal income taxes.....................................       $ 3,372                $   4,835
            Nondeductible amortization of goodwill and other intangibles...........           226                      221
            Tax-exempt interest income.............................................        (1,271)                  (1,042)
            Dividends received deduction...........................................          (341)                    (516)
            Recognition of a portion of the deferred tax asset.....................           --                    (1,037)
            Other..................................................................           386                      724
                                                                                          _________              ___________
                   Income taxes provided...........................................       $ 2,372                $   3,185
                                                                                          =========              ===========

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)


7..      Net Income Per Share:

          Basic and diluted net income per share for the three months and six months ended June 30, 1999, and 1998 are as follows:

                                                                             Three Months                  Six Months
                                                                      _________________________    _________________________
                                                                         1999            1998          1999          1998
                                                                      __________     __________    ___________     _________

            Income before cumulative effect of change in
                accounting principles                                 $   3,901      $   4,402      $   7,263      $10,560
            Cumulative effect of change in accounting principles           --              --             338         --
                                                                      __________     __________     __________     _________
            Net income                                                $   3,901      $   4,402      $   6,925      $10,560
                                                                      ==========     ==========     ==========     =========

            Weighted average common shares outstanding                   14,245         15,221         14,243       15,216
                Dilutive effect of contingent shares                         21             21             21           21
                Dilutive effect of stock options                             29            195             54          209
                                                                      __________     __________     __________     _________

            Diluted weighted average common and equivalent
             shares outstanding                                          14,295         15,437         14,318       15,446
                                                                      ==========     ==========     ==========     =========

             Earnings (loss) per share:
             Basic:
                Income before cumulative effect of change in
                  accounting principles                               $     .27      $     .29       $    .51      $   .69
                Cumulative effect of change in accounting
                        principles                                          --              --           (.02)          --
                Net income                                                  .27            .29            .49          .69

             Diluted:
                Income before cumulative effect of change in
                   accounting principles                              $     .27      $     .29       $    .51      $   .68
                Cumulative effect of change in accounting
                        principles                                          --             --            (.02)          --

                Net income                                                  .27            .29            .48          .68

8.      Comprehensive Income:

        Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The comprehensive income for the three months and six months ended June 30, 1999, and 1998 are as follows:

                                                                            Three Months                   Six Months
                                                                      _________________________      _______________________

                                                                         1999          1998            1999          1998
                                                                      __________     __________      _________     _________

        Net income                                                    $   3,901      $   4,402       $  6,925      $10,560

        Other comprehensive income (loss):
            Unrealized gains (losses) of investments,
                 net of reclassification adjustments                     (3,706)        (1,488)        (9,432)       2,231
            Deferred income tax expense (benefits) on changes            (1,297)          (521)        (3,301)         781
                                                                      __________     __________      __________    _________

        Other comprehensive income                                       (2,409)          (967)        (6,131)       1,450
                                                                      __________     __________      __________    _________
        Comprehensive income                                          $   1,492      $   3,435       $    794      $12,010
                                                                      ==========     ==========      ==========    =========

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

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Management evaluates the performance of and allocates its resources to its operating segments based on income before income taxes. Interest income and interest expense are primarily allocated to segments based upon estimated investments and capital, respectively. For the three months and six months ended June 30, 1999 and 1998, there were no material intersegment transactions. Management does not utilize assets as a significant measurement tool for evaluating segments.

        Segment revenues and segment operating profit for the three months and six months ended June 30 are as follows:

                                                  Three Months                             Six Months
                                         ______________________________________ ___________________________________
                                         Property                               Property
                                         and                                    and
                                         Casualty     Crop                      Casualty    Crop
                                         Insurance    Insurance        Total    Insurance   Insurance     Total
                                         __________   __________    ___________ __________  __________ ___________
                    1999
        Revenues                         $  62,883    $   4,374     $   67,257  $ 124,006   $   5,546   $ 129,552
                                         ==========   ==========    =========== ==========  ==========  ==========
        Operating profit                 $   6,118    $   1,458     $    7,576  $  11,629   $   2,645   $  14,274
        Interest expense and other           1,367          896          2,263      2,802       1,837       4,639
                                         __________   __________    ___________ __________  __________  __________
        Income before income taxes       $   4,751    $     562     $    5,313  $   8,827   $     808   $   9,635
                                         ==========   ==========    =========== ==========  ==========  ==========


                      1998
        Revenues                         $  76,384    $   5,554     $   81,938  $ 150,813   $   9,889   $ 160,702
                                         ==========   ==========    =========== ==========  ==========  ==========
        Operating profit                 $   7,037    $   1,192     $    8,229  $  13,318   $   5,518   $  18,836
        Interest expense and other           1,580          676          2,256      3,500       1,591       5,091
                                         __________   __________    ___________ __________  __________  __________
        Income before income taxes       $   5,457    $     516     $    5,973  $   9,818   $   3,927   $  13,745
                                         ==========   ==========    =========== ==========  =========== ==========


        The Company does not have a single customer which represents 10% or more of its consolidated revenues. In addition, substantially all revenue of the Company's reportable segments are attributed to or located in the United States.

10.     Sale of Phoenix Indemnity Insurance Company:

        On May 11, 1999, the Company entered into a definitive agreement with Millers American Group, Inc. ("Millers") for the sale of the Company's non-standard automobile business, including Phoenix Indemnity Insurance Company ("Phoenix Indemnity ") to Millers . Under this agreement, the Company will transfer all of its non-standard automobile business and all outstanding stock of Phoenix Indemnity to Millers in exchange for approximately $25 million in cash. The sale is subject to customary regulatory approvals. At closing, the effect of the transaction to after-tax income is expected to be immaterial.

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

                 Three months and six months ended June 30, 1999
           Compared to three months and six months ended June 30, 1998

The Company's net income for the three months and six months ended June 30, 1999 decreased 11.4% and 34.4% respectively from the same periods in 1998. The first six months of 1999 were impacted by a decrease in net premiums earned with a commensurate reduction in loss and loss adjustment expenses and underwriting expenses, a decrease in investment income, and an increase in interest expense. Certain non-recurring events also affected a comparison of the results for the first six months of 1999 and 1998. During the first six months of 1998, the Company benefited from additional profit sharing earned in the previous year under the Company's Multi-Peril Crop Insurance program. Results in the first six months of 1999 were negatively impacted by charges associated with the previously announced restructuring of the Company's property and casualty segment as well as the cumulative effect of a change in accounting principles adopted on January 1, 1999.

The Company previously announced a restructuring of its property and casualty segment in which approximately one-third of its property and casualty gross written premiums for 1998 were discontinued. As a part of this restructuring, the Company ceded the unearned premium from its discontinued lines as well as new premiums written during the runoff of these discontinued lines to an independent reinsurer. Accordingly, during the three months and six months ended June 30, 1999, the Company's net premiums written declined by 16.6% and 24.9% respectively as compared to the same periods during 1998. The Company did experience a reduction in loss and loss adjustment expenses as well as underwriting expenses roughly commensurate with the reduction in net premiums earned, and therefore, was able to maintain combined loss and expense ratios which were relatively equivalent for the period being compared. For the three and six months ended June 30, 1999, excluding the effects of the non-recurring events, the Company's combined ratio was 102.6% and 101.4% respectively as compared to 102.4% and 102.7% during the same period in 1998.

The Company's net investment income declined from approximately $7.2 million and $14.1 million during the three and six months ended June 30, 1998 to $6.4 million and $12.6 million during the six months ended June 30, 1999. This decline in the investment income of the Company was only slightly affected by a small decline in the size of the average outstanding portfolio of the Company from $487.2 million during the six months ended June 30, 1998 to $484.7 million during the six months ended June 30, 1999. However, the Company's yield on the portfolio declined from 5.74% and 5.80 % during the three and six months ended June 30, 1998 to 5.30% and 5.21% during the three and six months ended June 30, 1999. This decrease in yield resulted as several of the Company's higher yielding preferred stock investments were called and the size of the Company's holdings in tax advantaged municipal securities increased, and as overall interest rates decreased by approximately 40 basis points on the Company's fixed income portfolio and 60 basis points on the Company's short-term cash equivalent portfolio from the first six months of 1998 to the first six months of 1999. In addition, the size of the Company's mortgage backed security portfolio was, on average, $20 million less for the first six months of 1999 versus 1998 as the Company reduced both the interest rate risk and the investment yield on its mortgage backed portfolio through the elimination of materially all of its inverse floating rate collateralized mortgage obligations. In addition, as the Company discontinued nearly one-third of its property and casualty business, the duration of the portfolio was shortened and the overall credit quality of the portfolio improved in order to maintain needed liquidity. Net realized gains increased approximately $.2 million from $2.6 million for the three months ended June 30, 1998 to $2.9 million for the same period in 1999, while realized capital gains decreased for the six months ended June 30, 1999 by approximately $.1 million as compared to the same period in 1998.

The Company's net income was also affected by an increase in interest expense of 4.8% and 7.6% respectively in the three and six months ended June 30, 1999 as compared to the same periods in 1998. These increases were principally a result of increased borrowings by the Company as average borrowings increased from $94.9 million for the three and six months ended June 30, 1998 to $101.4 million and $105.6 million respectively for the three and six months ended June 30, 1999. Additional borrowings were made under the Company's Revolving Credit Facility (see "Liquidity and Capital Resources -The Parent
Company Only") in order to finance a portion of the Company's stock repurchase program. During the second quarter of 1999, the Company repaid all of its borrowings under the Revolving Credit Facility.

The Company's results for the first six months of 1999 as compared to the first six months of 1998 were also affected by certain non-recurring events. As part of the previously announced restructuring of the Company's property and casualty segment, the Company recorded a restructuring charge of approximately $1.4 million, principally associated with severance benefits paid to employees in the discontinued areas. Also during the first six months of 1998, the Company recognized underwriting profits of $3.3 million in its crop segment as compared to a profit of $.1 million during the first six months of 1999. In the first six months of 1998, profit was derived from the recording of additional profit sharing from the previous year under the Company's Multi-Peril Crop Insurance program. The Company's estimate of its profit sharing under the MPCI program at December 31, 1997 was affected by a severe early winter snowstorm which affected geographic areas where the Company had a high concentration of crop insurance. As the crops were harvested, the effect of this snowstorm was minimal, and therefore, the Company made an adjustment during the first quarter of 1998 for its previous year's results. During the fourth quarter of 1998, a severe freeze in California affected the Company's crop writings in that geographic area. Negative development during the first quarter of 1999 from this event offset positive development elsewhere in the Company's crop operations. Consequently, during the first six months of 1999, there was no significant benefit from additional profit sharing in prior years.

The Company experienced increased demand for its crop segment products during the first six months of 1999 as compared to the first six months of 1998, particularly products sold under the federally subsidized Multi-Peril Crop Insurance program and the Company's proprietary Crop Revenue Coverage Plus product. The Company records premiums and expenses associated with these products in the third quarter of each year after final planted acreages are reported and corresponding final premiums are calculated. The effect of any potential losses associated with these products also cannot be determined until the third and fourth quarter of the year as harvesting is completed and fall harvest price levels are determined. Therefore, there is no material effect in the Company's results in the first six months of 1999 from this increase in sales activity. To respond to this demand, and to obtain reinsurance capacity for the increase in premiums and exposures, the Company elected to close its sales season early and reduce coverage offered for some crops. The Company expects that the benefits of additional revenue generated will be offset by increased expenses associated with obtaining additional reinsurance capacity, processing the unexpected increase in volume of business, regulatory compliance, and legal expense when revenues and expenses are recognized in the third quarter of 1999. In addition, the Company expects its exposure to net loss in 1999 to increase by approximately $5 to $10 million from historic levels. Premiums ceded to reinsurers also increased in 1999 and may increase in future years in order to maintain needed reinsurance capacity for all of the Company's products.

The Company's net income in the first six months of 1999 was also affected by the cumulative effect of a change in accounting principles adopted on January 1, 1999. (See "Recent Accounting Standards"). The Company adopted SOP 97-3 on January 1, 1999 resulting in a cumulative effect of a change in accounting principles of $338,000.


Recent Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not expect the adoption of SFAS No. 133 to have a material impact to the Company's consolidated financial statements.

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

In 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the "Issuer Trust") issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security).The Company owns all of the common securities
(the "Common Securities") of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust's assets. The assets of the Issuer Trust consist solely of the Company's 9% Junior Subordinated Debentures due 2027 which were issued in 1997 in an amount equal to the Preferred Securities and the Common Securities. Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemptive provisions, all described in the Junior Debenture Indenture. At June 30, 1999, the Company had $94.875 million outstanding at a weighted annual interest cost of 9.1%.

As of June 30, 1999, the Company maintains a five-year revolving credit facility (the "Revolving Credit Facility") with its bank lenders in the amount of $62.0 million. The Company selects its interest rate at either the prime rate or LIBOR plus a margin which varies depending on the Company's funded
debt to equity ratio.  Interest is payable quarterly.   As of June 30, 1999,
the Company had no outstanding indebtedness under this arrangement. The Revolving Credit Facility contains covenants which do not permit the payment of dividends by the Company, requires the Company to maintain certain operating and debt service coverage ratios, requires maintenance of specific levels of surplus and requires the Company to meet certain tests established by the regulatory authorities.

As of June 30, 1999, the Company held cash and invested assets, excluding investment in subsidiaries, of $9.7 million.

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


Changes in Financial Condition

The Company's stockholders' equity increased by approximately $1.0 million at June 30, 1999 as compared to December 31, 1998. The principal components of this increase were net income of $6.9 million during the first six months of 1999 and a decrease in the value of the Company's investment portfolio causing the unrealized gain on available-for-sale securities, net of tax, to decrease from $5.3 million at December 31, 1998 to a .9 million unrealized loss at June 30, 1999. This change in the unrealized gain on available-for-sale securities was attributable to a decline in the unrealized gain in the Company's fixed maturity portfolio.

Consolidated Cash Flows

Cash used by operating activities was $2.9 milion for the six months ended June 30, 1999 compared to cash provided from operations for the same period in 1998 of $61.5 million. The major components of this decrease in cash flow from period to period were profit sharing payments received from the federal government under the Company's MPCI crop insurance program of $57.0 million in the first six months of 1998 compared to $51.5 million in the first six months of 1999, $15.2 million in payments made in the first six months of 1999 related to reinsurance on the Company's discontinued lines of business, and declining premium volume in the Company's property and casualty segment.

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

At June 30, 1999, the Company had $355.3 million of fixed maturity securities and mortgage loans and $66.1 million of marketable equity securities that were subject to market risk. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk. In addition, the Company has the ability to hold its maturity investments until maturity and therefore would not expect to recognize a material adverse impact on income or cash flows.

The Company's Preferred Securities of $94.875 million at June 30, 1999, mature in August 2027 and are redeemable at the Company's option in August 2002. The Company will continue to monitor the interest rate environment and evaluate refinancing opportunities as the redemption and maturity date approaches.

The Company uses two models to analyze the sensitivity of its market risk assets and liabilities. For its fixed maturity securities, mortgage loans and mandatorily redeemable Preferred Securities, the Company uses duration modeling to calculate changes in fair value. For its marketable equity securities, the Company uses a hypothetical 20% decrease in the fair value of these securities. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because fair values of securities may be affected by credit concerns of the issuer, prepayment speeds, liquidity of the security and other general market conditions. The sensitivity analysis duration model used by the Company produces a loss in fair value of $18.6 million on its fixed maturity securities and mortgage loans and a gain in fair value of $8.9 million on its mandatorily redeemable Preferred Securities, based on a 100 basis point increase in interest rates. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produces a loss in fair value of $13.2 million.

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

The Company has expensed costs of approximately $2.9 million relating to the year 2000 issue since inception of the project, and did not incur any expenses during the six months ended June 30, 1999. The Company anticipates an additional $.3 to $.8 million of expenses to complete the project.

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


Sale of Phoenix Indemnity Insurance Company

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

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES


PART II.      OTHER INFORMATION


Item 4.               Submission of Matters to a Vote of Security Holders

              The Registrant's Annual Meeting of shareholders was held on May 27, 1999, and the following matters were submitted to a vote of shareholders at such Annual Meeting.

              At the Annual Meeting, nine Directors nominees were elected by shareholders to serve as Directors until the next Annual Meeting of shareholders, and until their successors are named. The number of votes for each such Director and the number of votes withheld for each Director are set forth below:


              Name                                        Number of Votes
                                                       For                       Withheld
              Jay A. Bielfield                   10,370,747                1,974,755
              Kenneth C. Coon                    10,299,000                2,046,502
              Edward W. Elliott, Jr.             10,370,868                1,974,634
              Robert LeBuhn                      10,368,871                1,976,631
              Michael R. McCarthy                10,365,868                1,979,634
              John P. Nelson                     10,300,651                2,044,851
              R.L. Richards                      10,370,868                1,974,634
              David L. Treadwell                 10,368,418                1,977,084
              Doug T. Valassis                   10,369,872                1,975,630

              Each nominee received at least 83.4% of the votes cast.


              Also submitted to shareholders at such Annual Meeting was a proposal to ratify the appointment of Deloitte and Touche LLP as the Company's principal independent public accountants for 1999. The voting results of such proposal are as follows:

                                      FOR                    12,050,416
                                  AGAINST                       272,073
                                  ABSTAIN                        23,013

Item 6.       Exhibits and Reports on Form 8-K

     (a)      Exhibits

              See Exhibit Index.

     (b)      Reports on Form 8-K:

              Report on Form 8-K for an event (the issuance of a press release announcing the Company had retained Warburg Dillon Read LLC to assist the Company in a comprehensive review of strategic alternatives for increasing or realizing shareholder value) which occurred on April 28, 1999.

              Report on Form 8-K for an event (the issuance of a press release announcing the Company had entered into a definitive agreement for the sale of the Company's non-standard automobile business, including Phoenix Indemnity Insurance Company, to Millers American Group, Inc.) which occurred on May 11, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ACCEPTANCE INSURANCE COMPANIES INC.



August  12 , 1999                    /s/KENNETH C COON

                                        Kenneth C. Coon
                                        Chairman and Chief Executive Officer


August  12 , 1999                    /s/GEORGIA M MACE

                                        Georgia M. Mace
                                        Chief Financial Officer and Treasurer

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                  EXHIBIT INDEX

NUMBER        EXHIBIT DESCRIPTION


27            Financial Data Schedule.