Form 10-Q
period 1999-09-30
ACCEPTANCE INSURANCE COMPANIES INC
filed 1999-11-15
CIK 74783

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[xx]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 1999

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

                   YES   XX                  NO

The number of shares of each class of the Registrant's common stock outstanding on November 10, 1999 was:

         Class of Common Stock                No. of Shares Outstanding
      Common Stock, $.40  Par Value                 14,254,474

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES


                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets
                  September 30, 1999  and December 31, 1998

                  Consolidated Statements of Operations
                  Three Months and Nine Months Ended September 30,1999 and 1998

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September  30, 1999 and 1998

                  Notes to Interim Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

         Signatures

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                                  September 30,  December 31,
                                                                                      1999          1998
                                                                                 ______________  ___________

         ASSETS
Investments:
   Fixed maturities available-for-sale.....................................      $  311,848      $  337,107
   Marketable equity securities - preferred stock..........................          16,943          27,316
   Marketable equity securities - common stock...........................            36,102          44,371
   Mortgage loans and other investments....................................           9,074           9,549
   Real estate.............................................................           3,185           3,300
   Short-term investments, at cost, which approximates
     market................................................................          82,607          67,754
                                                                                 ___________     ____________
                                                                                    459,759         489,397

Cash.......................................................................           1,369           6,897
Receivables, net...........................................................         331,231         185,951
Reinsurance recoverable on unpaid losses and loss
  adjustment expenses......................................................         390,262         238,769
Prepaid reinsurance premiums...............................................          62,986          76,663
Property and equipment, net................................................          19,270          16,425
Deferred policy acquisition costs..........................................          19,458          25,433
Excess of cost over acquired net assets....................................          28,754          33,363
Deferred income tax........................................................          15,323           6,901
Other assets...............................................................           9,932          13,144
                                                                                 ___________     ____________
       Total assets........................................................      $1,338,344      $1,092,943
                                                                                 ===========     ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss adjustment expenses........................................      $  674,912      $  524,744
Unearned premiums..........................................................         128,516         162,037
Amounts payable to reinsurers..............................................         193,355          35,840
Accounts payable and accrued liabilities...................................          40,843          24,293
Bank borrowings............................................................            --            15,000
Company - obligated manditorily redeemable Preferred Securities of
   AICI Capital Trust, holding solely Junior Subordinated Debentures
   of the Company..........................................................          94,875          94,875
                                                                                 ___________     ___________
        Total liabilities..................................................       1,132,501         856,789
Contingencies..............................................................            --              --
Stockholders' equity:
   Preferred stock, no par value, 5,000,000 shares
     authorized, none issued...............................................            --              --
   Common stock, $.40 par value, 40,000,000
     shares  authorized, 15,482,886 and 15,466,860
     shares issued.........................................................           6,193           6,187
   Capital in excess of par value..........................................         198,868         198,657
   Accumulated other comprehensive
       income (loss), net of tax ..........................................          (6,945)          5,305
   Retained earnings.......................................................          34,003          52,281
                                                                                 ___________     ___________
                                                                                    232,119         262,430
Less:
Treasury stock, at cost, 1,209,520 shares..................................         (26,047)        (26,047)
Contingent stock, 20,396 shares............................................            (229)           (229)
                                                                                 ___________     ___________
   Total stockholders' equity..............................................         205,843         236,154
                                                                                 ___________     ___________
   Total liabilities and stockholders' equity..............................      $1,338,344      $1,092,943
                                                                                 ===========     ===========

               The accompanying notes are an integral part of the
                   interim consolidated financial statements.

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     for the three months and nine months ended September 30, 1999 and 1998
                      (in thousands, except per share data)
                                   (unaudited)


                                                                       Three Months                 Nine Months
                                                               ___________________________   __________________________
                                                                  1999             1998         1999            1998
                                                               _________        __________   ___________     __________
Revenues:
   Insurance premiums earned...............................    $ 98,857         $ 117,240     $ 210,429      $ 258,327
   Net investment income...................................       6,111             7,217        18,749         21,349
   Net realized capital gains (losses).....................       1,072              (129)        6,414          5,354
                                                               _________        __________     _________     __________
                                                                106,040           124,328       235,592        285,030
                                                               _________        __________     _________     __________
Costs and expenses:
   Costs of revenues:
     Insurance losses and loss adjustment expenses.........      97,502            60,450       176,333        158,233
     Insurance underwriting expenses.......................      45,125            38,970        80,382         81,835
      General and administrative expenses. . . . . . . . . .        525               624         1,715          1,842
                                                               _________        __________     _________     __________
                                                                143,152           100,044       258,430        241,910
                                                               _________        __________     _________     __________
Operating profit (loss)....................................     (37,112)           24,284       (22,838)        43,120
                                                               _________        __________     _________     __________

Other income (expense):
   Interest expense........................................      (2,186)           (2,278)       (6,846)        (6,608)
   Share of net loss of investee...........................          --               --            --            (704)
   Other, net..............................................         (74)                1           (53)           (56)
                                                               _________        __________     _________      __________
                                                                 (2,260)           (2,277)       (6,899)        (7,368)
                                                               _________        __________     _________      __________

Income (loss)  before income taxes and cumulative effect
   of change in accounting principles  ....................     (39,372)           22,007       (29,737)        35,752
Income tax expense (benefit):
     Current...............................................      (7,849)            7,317       (10,154)           303
     Deferred..............................................      (6,320)              (88)       (1,643)        10,111
                                                               _________        __________    ___________    ___________

Income (loss) before cumulative effect of change in
  accounting principles....................................     (25,203)           14,778       (17,940)        25,338

Cumulative effect of change in accounting principles.......        --                --            (338)          --
                                                               _________        __________    __________     __________
Net income (loss)..........................................    $(25,203)        $  14,778     $ (18,278)     $  25,338
                                                               =========        ==========    ==========     ==========


Earnings (loss) per share:
   Basic:
      Income (loss) before cumulative effect of change in
       accounting principles...............................    $  (1.77)        $    1.01     $   (1.26)     $    1.69
      Cumulative effect of change in accounting principles.        --                 --           (.02)           --
      Net income (loss)....................................       (1.77)             1.01         (1.28)          1.69

   Diluted:
      Income (loss) before cumulative effect of change in
       accounting principles...............................    $  (1.77)        $    1.00     $   (1.26)     $    1.66
      Cumulative effect of change in accounting principles          --                --           (.02)           --
      Net income (loss).....................................      (1.77)             1.00         (1.28)          1.66



               The accompanying notes are an integral part of the
                   interim consolidated financial statements.


              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the nine months ended September 30, 1999 and 1998
                                 (in thousands)
                                   (unaudited)

                                                                                             1999                1998
                                                                                          __________         ___________
Cash flows from operating activities:
   Net income (loss).................................................................     $ (18,278)         $   25,338
   Net adjustment to reconcile net income (loss) to net cash from
     operating activities............................................................        24,736              56,494
                                                                                          __________         ___________

       Net cash from operating activities............................................         6,458              81,832
                                                                                          __________         ___________

Cash flows from investing activities:
   Proceeds from sales of investments................................................        10,010               --
   Proceeds from sales of investments available-for-sale.............................       117,754             122,798
   Proceeds from maturities of investments ..........................................         7,993               5,125
   Proceeds from maturities of investments available-for-sale........................        39,847              78,501
   Purchases of investments..........................................................       (26,617)             (4,676)
   Purchases of investments available-for-sale.......................................      (157,829)           (218,719)
   Purchases of property and equipment...............................................        (6,738)             (3,320)
                                                                                          __________         ___________

        Net cash from investing activities...........................................       (15,580)            (20,291)
                                                                                          __________         ___________

Cash flows from financing activities:
   Proceeds from bank borrowings...................................................           --                 13,000
   Repayment of bank borrowings......................................................       (15,000)                --
   Repurchase of common stock........................................................          --               (20,060)
   Proceeds from issuance of common stock............................................           217                 516
   Proceeds from sale of Phoenix Indemnity, net of cash sold.........................        23,591                 --
                                                                                          __________         ___________

        Net cash from financing activities...........................................         8,808              (6,544)
                                                                                          __________         ___________

Net increase (decrease) in cash and short-term investments...........................          (314)             54,997
Cash and short-term investments at beginning of period...............................        72,822              38,316
                                                                                          __________         ___________

Cash and short-term investments at end of period.....................................     $  72,508          $   93,313
                                                                                          ==========         ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest..........................................     $   6,868          $    6,404
                                                                                          ==========         ===========
   Cash paid during the period for income taxes......................................     $    --            $      481
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

   Management's Opinion

   The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company's financial position as of September 30, 1999 and December 31, 1998, and the results of operations for the three months and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998.

   Statements of Cash Flows

   The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of September 30, 1999 approximately $11,468,000 of short-term investments had a maturity date at acquisition of greater than three months.


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

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)




2. Investments:

   The amortized cost and related estimated fair values of debt and equity securities in the accompanying balance sheets are as follows (in thousands):

                                                                       Gross                Gross            Estimated
                                                  Amortized           Unrealized          Unrealized           Fair
                                                    Cost               Gains                Losses            Value
                                                 __________          ___________         ___________       ___________

September 30, 1999:
   Fixed maturities available-for- sale:
   U.S. Treasury and government
     securities.............................     $ 124,586           $      280          $  2,089          $  122,777
   States, municipalities and political
     subdivisions...........................       137,386                  866             4,336             133,916
   Mortgage-backed securities...............        23,493                  --              1,016              22,477
   Other debt securities....................        35,736                   63             3,121              32,678
                                                 __________          ___________         _________         ___________
                                                 $ 321,201           $    1,209          $ 10,562          $  311,848
                                                 ==========          ===========         =========         ===========

   Marketable equity securities -
     preferred stock........................     $  17,610           $      130          $    797          $   16,943
                                                 ==========          ===========         =========         ===========

   Marketable equity securities -
     common stock...........................     $  36,767           $    5,934          $  6,599          $   36,102
                                                 ==========          ===========         =========         ===========

December 31, 1998:
   Fixed maturities available-for-sale:
   U.S. Treasury and government
     securities.............................     $  77,671           $    1,228          $    114          $   78,785
    States, municipalities and political
     subdivisions...........................       161,017                6,278                93             167,202
   Mortgage-backed securities...............        38,475                   42               590              37,927
   Other debt securities....................        56,786                1,795             5,388              53,193
                                                 __________          ___________         _________         ___________

                                                 $ 333,949           $    9,343          $  6,185          $  337,107
                                                 ==========          ===========         =========         ===========

   Marketable equity securities -
     preferred stock........................     $  27,246           $      494          $    424          $   27,316
                                                 ==========          ===========          =========         ===========

   Marketable equity securities -
     common stock...........................     $  39,438           $    9,718          $  4,785          $   44,371
                                                 ==========          ===========         ==========        ============



              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)



3.       Insurance Premiums and Claims:

         Insurance premiums written and earned by the Company's insurance subsidiaries for the three months and nine months ended September 30, 1999 and 1998 are as follows (in thousands):


                                                                      Three Months                      Nine Months
                                                              ___________________________      ___________________________

                                                                  1999             1998           1999            1998
                                                              ____________      _________      _________        __________
         Direct premiums written..........................    $   246,227       $ 219,541      $ 526,751        $ 504,926
         Assumed premiums written.........................         58,326          58,811         70,783           78,868
         Ceded premiums written...........................       (206,723)       (163,346)      (391,671)        (324,895)
                                                              ____________      __________     __________       ___________

              Net premiums written........................    $    97,830       $ 115,006      $ 205,863        $ 258,899
                                                              ============      ==========     =========        ===========

         Direct premiums earned...........................    $   254,747       $ 224,251      $ 540,639        $ 500,720
         Assumed premiums earned..........................         58,326          57,180         75,038           75,135
         Ceded premiums earned............................       (214,216)       (164,191)      (405,248)        (317,528)
                                                              ____________      __________     __________       __________

              Net premiums earned.........................    $    98,857       $ 117,240      $ 210,429        $ 258,327
                                                              ============      ==========     ==========       ==========


         Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $228.9 million and $163.7 million for the three months ended September 30, 1999 and 1998, respectively. Insurance loss and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of approximately $419.0 million and $314.4 million for the nine months ended September 30, 1999 and 1998, respectively.


4.       Bank Borrowings:

         The Company's $65 million Revolving Credit Facility with its bank lenders is subject to automatic reductions on a quarterly basis beginning March 31, 1999. At September 30, 1999 the Revolving Credit Facility was reduced to $60.5 million. The Company selects its interest rate as either the prime rate or LIBOR plus a margin of .50% to 1.25% depending on the Company's debt to equity ratio. Interest is payable quarterly. At September 30, 1999, the Company had no outstanding indebtedness under this arrangement.

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

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)


         Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemption provisions, all as described in the Junior Debenture Indenture. At September 30, 1999, the Company had $94.875 million outstanding at a weighted average interest cost of 9.2%.

6.       Income Taxes:

         As of September 30, 1999, management believes it is more likely than not that the Company will realize a portion of the deferred tax asset. The valuation allowance at September 30, 1999 primarily relates to capital loss items whose realization is uncertain. The net deferred tax asset is as follows (in thousands):


                                                                                         September 30,      December 31,
                                                                                           1999               1998
                                                                                         ____________      _____________

             Unpaid losses and loss adjustment expenses.......................           $ 11,415          $ 12,512
             Unearned premiums................................................              4,587             5,976
             Allowances for doubtful accounts.................................              2,176             1,822
             Other............................................................              2,848             2,344
             Unrealized loss on fixed maturities available-for-sale...........              3,274               --
             Unrealized loss on marketable equity securities ............... . .              467               --
                                                                                         _________         _________
             Deferred tax asset...............................................             24,767            22,654
                                                                                         _________         _________

             Deferred policy acquisition costs................................             (6,810)           (8,902)
             Other.............................................................            (2,559)           (2,051)
             Unrealized gain on fixed maturities available-for-sale............               --             (1,105)
             Unrealized gain on marketable equity securities...................               --             (1,751)
             Unrealized gain on consolidated subsidiaries held for sale.......                --             (1,869)
                                                                                         _________         _________
             Deferred tax liability   ..........................................           (9,369)          (15,678)
                                                                                         _________         _________
                                                                                           15,398             6,976

             Valuation allowance..............................................                (75)              (75)
                                                                                         _________         _________
             Net deferred tax asset   ........................................           $ 15,323          $  6,901
                                                                                         =========         =========


            Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements as follows
            (in thousands):

                                                                                                September 30,
                                                                                         ____________________________
                                                                                           1999               1998
                                                                                        _________         _________
            Computed U.S. federal income taxes.....................................      $(10,408)         $ 12,513
            Nondeductible amortization of goodwill and other intangibles...........           299               333
            Tax-exempt interest income.............................................        (1,845)           (1,553)
            Dividends received deduction...........................................          (459)             (780)
            Recognition of a portion of the deferred tax asset.....................           --             (1,037)
            Other..................................................................           616               938
                                                                                         _________         _________
                   Income taxes provided...........................................      $(11,797)         $ 10,414
                                                                                         =========         =========



              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (unaudited)


7.       Net Income (Loss) Per Share:

         Basic and diluted net income (loss) per share for the three months and nine months ended September 30, 1999, and 1998 are as follows:

                                                                                       Three Months               Nine Months
                                                                                _______________________     _______________________

                                                                                   1999         1998           1999        1998
                                                                                _________    __________     __________  ___________

        Income (loss) before cumulative effect of change in
                accounting principles                                           $ (25,203)   $  14,778      $ (17,940)  $   25,338
        Cumulative effect of change in accounting principles                         --          --              (338)        --
                                                                                __________   __________     ___________ ___________
        Net income (loss)                                                       $ (25,203)   $  14,778      $ (18,278)  $   25,338
                                                                                ==========   ==========     =========== ===========

        Weighted average common shares outstanding                                 14,252       14,642         14,246       15,025
                Dilutive effect of contingent shares                                 --             20           --             20
                Dilutive effect of stock options                                     --            172           --            197
                                                                                _________    __________     ___________  __________

        Diluted weighted average common and equivalent
             shares outstanding                                                    14,252       14,834         14,246       15,242
                                                                                ==========   ==========     ===========   =========

        Earnings (loss) per share:
             Basic:
                Income (loss) before cumulative effect of change
                  in accounting principles                                      $  (1.77)    $    1.01      $   (1.26)  $     1.69
                Cumulative effect of change in accounting
                        principles                                                  --            --             (.02)         --
                Net income (loss)                                                  (1.77)         1.01          (1.28)        1.69

             Diluted:
                Income (loss) before cumulative effect of change
                    in accounting principles                                    $  (1.77)    $    1.00      $   (1.26)  $     1.66
                Cumulative effect of change in accounting
                        principles                                                  --            --             (.02)          --
                Net income (loss)                                                  (1.77)         1.00          (1.28)        1.66


8.      Comprehensive Income (Loss):

        Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The comprehensive income (loss) for the three months and nine months ended September 30, 1999, and 1998 are as follows:

                                                                                     Three Months                 Nine Months
                                                                                ______________________     ________________________

                                                                                  1999         1998           1999          1998
                                                                                _________    __________    ___________  ___________

        Net income (loss)                                                       $(25,203)    $  14,778      $ (18,278)  $   25,338

        Other comprehensive income (loss):
            Unrealized gains (losses) of investments,
                 net of reclassification adjustments                              (9,414)       (3,462)       (18,846)      (1,231)
            Deferred income tax expense (benefits) on changes                     (3,295)       (1,212)        (6,596)        (431)
                                                                                __________   __________     ___________  __________
            Other comprehensive income (loss)                                     (6,119)       (2,250)       (12,250)        (800)
                                                                                __________   __________     ___________ ___________
            Comprehensive income (loss)                                         $(31,322)    $  12,528      $ (30,528)  $   24,538
                                                                                ==========   ==========     =========== ===========


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

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Management evaluates the performance of and allocates its resources to its operating segments based on income before income taxes. Interest income and interest expense are primarily allocated to segments based upon estimated investments and capital, respectively. Under a stop loss reinsurance treaty, the Property and Casualty Insurance segment assumed premiums of $3.5 million for the three and nine months ended September 30, 1998 from the Crop Insurance segment, utilizing the excess capacity of the Property and Casualty Insurance segment. Management does not utilize assets as a significant measurement tool for evaluating segments.

        Segment revenues and segment operating profit (loss) for the three months and nine months ended September 30 are as follows:

                                                           Three Months                               Nine Months
                                          __________________________________________    ______________________________________
                                            Property and                                Property and
                                              Casualty            Crop                   Casualty         Crop
                                              Insurance        Insurance     Total       Insurance      Insurance     Total
                                           ______________    ____________  _________    ___________     _________   __________
                      1999
        Revenues                           $     53,912      $    52,128   $106,040     $  177,918      $ 57,674    $235,592
                                           ==============    ============  =========    ===========     =========   =========
        Operating profit (loss)            $    (47,561)     $    10,449   $(37,112)    $  (35,932)     $ 13,094    $(22,838)
        Interest expense and other                1,367              893      2,260          4,169         2,730       6,899
                                           ______________    ____________  __________   ___________     _________   __________
        Income (loss) before
           income taxes                    $    (48,928)     $     9,556   $(39,372)    $  (40,101)     $ 10,364    $(29,737)
                                           ==============    ============  ==========   ============    =========   ==========

                      1998
        Revenues                           $     73,638      $    50,690   $124,328     $  224,451      $ 60,579    $285,030
                                           ==============    ============  =========   ============     =========   ==========
        Operating profit                   $        515      $    23,769   $ 24,284     $   13,833      $ 29,287    $ 43,120
        Interest expense and other                1,439              838      2,277          4,939         2,429       7,368
                                           ______________    ____________  _________    ___________     _________   __________
        Income (loss) before
           income taxes                    $       (924)     $    22,931   $ 22,007     $    8,894      $ 26,858    $ 35,752
                                           ==============    ============  =========    ===========     =========   ==========


        The Company does not have a single customer which represents 10% or more of its consolidated revenues. In addition, substantially all revenue of the Company's reportable segments are attributed to or located in the United States.

10.     Sale of Phoenix Indemnity Insurance Company:

        On May 11, 1999, the Company entered into a definitive agreement with Millers American Group, Inc. ("Millers") for the sale of the Company's non-standard automobile business, including Phoenix Indemnity Insurance Company ("Phoenix Indemnity ") to Millers. Under this agreement, the Company transfered all of its non-standard automobile business and all outstanding stock of Phoenix Indemnity to Millers in exchange for approximately $25 million in cash in September 1999. The proceeds of $25 million is subject to certain post closing adjustments.

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

Forward-looking information set forth herein does not take into account any impact from any adverse weather conditions during the remainder of the 1999 crop season, or the various other factors noted above which may affect crop and non-crop operating results.

              Three months and nine months ended September 30, 1999 Compared to three months and nine months ended September 30, 1998

 The Company's net income decreased from $14.8 million and $25.3 million for the three and nine months ended September 30, 1998 to a net loss of $25.2 million and $18.3 million for the three and nine months ended September 30, 1999. The three and nine month results for 1999 were impacted by a strengthening of the Company's reserves for loss and loss adjustment expense, a reduction in net premiums written in the Company's property and casualty segment, an increase in net operating expenses as well as an increase in reinsurance costs in the Company's crop segment and a decline in investment income. Certain nonrecurring events also affect the comparison of results for the three and nine months ended September 30, 1999 with results for the same periods in 1998. During the first nine months of 1998, the Company benefited from additional profit sharing earned in the previous year under the Company's Multi-Peril Crop Insurance program. Results in the first nine months of 1999 also were negatively impacted by charges associated with the previously announced restructuring of the Company's property and casualty segment as well as the cumulative effect of a change in accounting principles adopted on January 1, 1999.

The Company historically has performed an actuarial study in conjunction with its independent actuary as of September 30 of each year. This study indicated a significant increase in the number of claims incurred by the Company but not previously reported (IBNR) at September 30, 1999. The increase in previously unreported claims was principally under policies covering the 1990 through 1995 accident years, and primarily were new construction defect claims reported under general liability policies insuring contractors in the state of California. To a lessor extent, the Company also experienced an increase in IBNR claims for the 1998 year in its commercial automobile lines.

California construction defect claims increased as a result of the 1995 California Supreme Court decision in Montrose Chemical Corporation vs. Admiral Insurance Company. In that decision, the Court adopted the "continuous trigger" theory of insurance coverage for third party cases involving claims of continuous, progressive or deteriorating bodily injury or property damage. Under this theory, the timing of the insured's act which allegedly caused the accident, event or condition resulting in a claim is largely immaterial. As long as the potential damages remain outstanding, all of the contractor's or subcontractor's successive policies potentially may provide coverage. Thus, the Court's Montrose decision created a whole new basis for coverage under years of previously issued policies. Beginning in 1995, the Company altered its underwriting criteria for construction risks and began endorsing policies exposed to these types of continuous exposures in order to avoid coverage for conditions which existed prior to the inception of Company policies.

As a result of the unexpected increase in claims from the 1990 through 1995 accident years, the Company set its best point estimate for loss and loss adjustment expense reserves at the top of the independent actuary's range, and consequently increased its loss reserves for 1998 and prior years by approximately $44.0 million. The Company also applied the more conservative assumptions to the 1999 accident year results, contributing, in part, to an increase in its loss ratio from June 30, 1999 of 3.7%. Also contributing to this increase were $1.7 million in losses from hurricane Floyd.

The Company previously announced a restructuring of its property and casualty segment in which approximately one-third of its property and casualty gross written premiums for 1998 were discontinued. As a part of this restructuring, the Company ceded the unearned premium from its discontinued lines, as well as new premiums written during the run-off of the discontinued lines, to an independent reinsurer. Accordingly, during the three months and nine months ended September 30, 1999, the Company's net premiums earned in its property and casualty segment declined by 29.0% and 22.1% respectively as compared to the same periods during 1998. While the Company reduced operating expenditures in consideration of the reduced premium writings, the Company's property and casualty underwriting expense ratio increased in both the three months and nine months ended September 30, 1999 as compared to a year earlier, from 32.3% and 32.6% in 1998 to 36.7% and 33.7% in 1999. As part of the restructuring, the Company also sold its non-standard automobile operations. The sale of the Company's non-standard automobile business, including Phoenix Indemnity Insurance Company, was closed in September of 1999 and, therefore, the Company expects further reductions in its net written premiums and operating expenditures in the fourth quarter of 1999.

The Company experienced increased demand for its crop segment products during the first nine months of 1999 as compared to the first nine months of 1998, particularly products sold under the federally subsidized Multi-Peril Crop Insurance (MPCI) program and the Company's proprietary CropRevenue CoveragePlus(TM)(CRCPlus) product. During 1999, the Company's MPCI premiums increased to approximately $366 million from $274 million in 1998. At the same time, however, the Company's net expenses as a percentage of written premiums increased from 1998 to 1999 due to a decrease in the rate at which the Company is reimbursed by the federal government for the expenses of operating its MPCI program. In 1998 the Company's reimbursement rate was approximately 24.7%, while in 1999 this reimbursement rate fell to 21.7%. Due to competitive pressures, the Company was unable to pass any of this expense reduction along to its agents as agents' commissions remained relatively constant at 15.5% in both years. The Company does not expect a similar reduction in its expense reimbursements from the federal government during the 2000 crop year, but a change in the Company's mix of business could result in a small reduction in its total reimbursement rate for the 2000 crop season.

The increased demand for the Company's proprietary CRCPlus product exceeded the Company's traditional reinsurance program. Five factors generally contributed to this demand: steadily declining commodity prices during the primary sales season, increased federal subsidies for purchasers of crop insurance, rapid market acceptance of this product for newly offered specialty crops, a technical error in the quoting software for one specialty crop which understated the applicable premium for that crop, and disproportionately high coverage levels for certain crops. As a result, the Company elected to close its sales season early and limit available coverage for some crops. In order to maintain its aggregate retained risk near historic levels, the Company's excess reinsurance costs increased by $8.2 million during 1999 as compared to 1998. The Company expects $7.5 million of these additional excess reinsurance costs to continue in the future. The Company also experienced additional costs in 1999 of $1.5 million in the placement of its quota share reinsurance program for CRCPlus. In addition, the Company ceded a portion of the profit share related to approximately $35.0 million of its retained premiums under the MPCI program to reinsurers participating in its overall crop reinsurance program. The Company expects similar cessions to continue in the future in order to secure the required reinsurance capacity for its crop segment.

As a result of these developments, the Company's retained MPCI pool increased 7.7% from 1998 to 1999 as compared to a 33.6% increase in the Company's total MPCI premium. The Company also experienced higher operating expenses associated with the early sales closing for its CRCPlus product. These expenses totaled $4.1 million for the first nine months of 1999. The overall effect was to reduce crop insurance operating income by $18.4 million for the first nine months of 1999 as compared to the first nine months of 1998. While the Company may not continue to offer certain proprietary crop products for some specialty crops, the Company expects the profits resulting from increased revenues in the Company's total crop segment associated with CRCPlus, to exceed the additional costs of the Company's crop segment reinsurance program.

The Company's net investment income declined from approximately $7.2 million and $21.3 million for the three and nine months ended September 30, 1998 to $6.1 million and $18.7 million for the three and nine months ended September 30, 1999. This decline in the investment income of the Company was affected by a decline in the size of the average outstanding portfolio of the Company from $515.2 million and $496.5 million during the three and nine months ended September 30, 1998 to $467.4 million and $479.0 million for the three and nine months ended September 30, 1999. In addition, the yield on the portfolio declined from 5.6% and 5.7% during the three and nine months ended September 30, 1998 to 5.2% for the three and nine months ended September 30, 1999. This decrease in yield resulted from several of the Company's higher yielding preferred stock investments being called and the Company increasing its holdings in tax advantaged municipal securities, as well as a decrease in overall interest rates in the Company's fixed income portfolio and short term cash equivalent portfolio from the first nine months of 1998 to the first nine months of 1999. In addition, the Company's mortgage backed security portfolio was, on average, $23 million less for the first nine months of 1999 versus 1998 as the Company reduced both the interest rate risk and the investment yield on its mortgage backed portfolio through the elimination of substantially all of its inverse floating rate collateralized mortgage obligations. As the Company discontinued nearly one-third of its property and casualty business, the duration of the portfolio was shortened and the overall credit quality of the portfolio improved in order to maintain needed liquidity. Net realized gains approximated $1.1 million and $6.4 million for the three and nine months ended September 30, 1999 as compared to a realized loss of $.1 million and realized gains of $5.4 million for the three and nine months ended September 30, 1998.

A comparison of the Company's results for the first nine months of 1999 to the first nine months of 1998 also was affected by certain nonrecurring events. As part of the previously announced restructuring of the Company's property and casualty segment, the Company recorded a restructuring charge of approximately $1.4 million in the first nine months of 1999, principally associated with severance benefits paid to employees in the discontinued areas. During the first nine months of 1998 the Company recognized underwriting profits of $3.3 million in its crop segment, as compared to a profit of $.1 million during the first nine months of 1999, both resulting from the recording of additional profit sharing from the previous year under the Company's MPCI program. In addition, the Company adopted SOP 97-3 on January 1, 1999 resulting in a cumulative effect of a change in accounting principles of $338,000. (See "Recent Accounting Standards").

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

In 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the "Issuer Trust") issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). The Company owns all of the common securities (the
"Common Securities") of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust's assets. The assets of the Issuer Trust consist solely of the Company's 9% Junior Subordinated Debentures due 2027 which were issued in 1997 in an amount equal to the Preferred Securities and the Common Securities. Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemptive provisions, all described in the Junior Debenture Indenture. At September 30, 1999, the Company had $94.875 million outstanding at a weighted annual interest cost of 9.2%.

As of September 30, 1999, the Company maintains a five-year revolving credit facility (the "Revolving Credit Facility") with its bank lenders in the amount of $60.5 million. The Company selects its interest rate at either the prime rate or LIBOR plus a margin which varies depending on the Company's funded debt
to equity ratio.  Interest is payable quarterly.   As of September 30, 1999,
the Company had no outstanding indebtedness under this arrangement. The Revolving Credit Facility contains covenants which do not permit the payment of dividends by the Company, requires the Company to maintain certain operating and debt service coverage ratios, requires maintenance of specific levels of surplus and requires the Company to meet certain tests established by the regulatory authorities.

As of September 30, 1999, the Company held cash and invested assets, excluding investment in subsidiaries, of $10.6 million.

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


Changes in Financial Condition

The Company's stockholders' equity decreased by approximately $30.3 million at September 30, 1999 as compared to December 31, 1998. The principal components of this decrease were a net loss of $18.3 million during the first nine months of 1999 and a decrease in the value of the Company's investment portfolio causing the unrealized gain on available-for-sale securities, net of tax, to decrease from $5.3 million at December 31, 1998 to a $6.9 million unrealized loss at September 30, 1999. This change in the unrealized gain on available-for-sale securities was attributable to a decline in the unrealized gain in the Company's fixed maturity and equity securities.

Consolidated Cash Flows

Cash provided by operating activities was $6.5 million for the nine months ended September 30, 1999 compared to cash provided from operations for the same period in 1998 of $81.8 million. The major components of this decrease in cash flow from period to period were profit sharing payments received from the federal government under the Company's MPCI crop insurance program of $57.0 million in the first nine months of 1998 compared to $51.5 million in the first nine months of 1999, $21.3 million in payments made in the first nine months of 1999 related to reinsurance on the Company's discontinued lines of business, and declining premium volume in the Company's property and casualty segment.

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

At September 30, 1999, the Company had $320.9 million of fixed maturity securities and mortgage loans and $53.0 million of marketable equity securities that were subject to market risk. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk. In addition, the Company has the ability to hold its maturity investments until maturity and therefore would not expect to recognize a material adverse impact on income or cash flows.

The Company's Preferred Securities of $94.875 million at September 30, 1999, mature in August 2027 and are redeemable at the Company's option in August 2002. The Company will continue to monitor the interest rate environment and evaluate refinancing opportunities as the redemption and maturity date approaches.

The Company uses two models to analyze the sensitivity of its market risk assets and liabilities. For its fixed maturity securities, mortgage loans and mandatorily redeemable Preferred Securities, the Company uses duration modeling to calculate changes in fair value. For its marketable equity securities, the Company uses a hypothetical 20% decrease in the fair value of these securities. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because fair values of securities may be affected by credit concerns of the issuer, prepayment speeds, liquidity of the security and other general market conditions. The sensitivity analysis duration model used by the Company produces a loss in fair value of $17.4 million on its fixed maturity securities and mortgage loans and a gain in fair value of $8.9 million on its mandatorily redeemable Preferred Securities, based on a 100 basis point increase in interest rates. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produces a loss in fair value of $10.6 million.

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

The Company identified its information technology ("IT") systems requiring modification to be Year 2000 compliant. The Company developed and implemented a corrective plan utilizing both internal and external resources to make necessary modifications to, and to test, the Company's IT systems for Year 2000 compliance. The Company has addressed the Year 2000 issue with respect to the Company's IT systems and believes that they are Year 2000 compliant.

Additionally, the Company has reviewed and believes its Non-IT systems which rely on microprocessors, such as copiers, fax machines, telephone equipment and mail room equipment, are Year 2000 compliant. The Company has also communicated with the lessors and other providers and believes their Non-IT systems are Year 2000 compliant.

The Company relies on various third parties in the normal course of its operations and has identified certain third parties with which it has material relationships. These include insurance producers, reinsurers, government agencies, banks and providers of telecommunication and utility. The Company has communicated with and received responses that these material third parties are Year 2000 compliant.

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

The Company has expensed costs of approximately $2.9 million relating to the year 2000 issue since inception of the project, and did not incur any expenses during the nine months ended September 30, 1999. The Company does not anticipate any additional expenses related to the Year 2000 project.

Although the Company has addressed the Year 2000 issues, it currently is assessing the need to develop contingency plans, particularly with respect to certain third parties with whom it has material relationships. The Company anticipates this assessment will be complete by December 1999.

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


Sale of Phoenix Indemnity Insurance Company


On May 11, 1999, the Company entered into a definitive agreement with Millers American Group, Inc. ("Millers") for the sale of the Company's non-standard automobile business, including Phoenix Indemnity Insurance Company
("Phoenix Indemnity ") to Millers. Under this agreement, the Company transfered all of its non-standard automobile business and all outstanding stock of Phoenix Indemnity to Millers in exchange for approximately $25 million in cash in September 1999. The proceeds of $25 million is subject to certain post closing adjustments.


Class Action Suit

On August 17, 1999 James M. Wallace, III filed suit in Lonoke County, Arkansas Circuit Court against the Company and its American Agrisurance, Inc. and American Growers Insurance Company subsidiaries. The suit seeks recognition as a class action on behalf of all persons who submitted applications for CRCPlus coverage for rice during 1999. The plaintiff alleges defendants breached a contract of insurance and acted in bad faith by offering to accept his application at a maximum coverage level of $0.015 per pound rather than $0.03 per pound, and that he withdrew his application. The suit seeks damages, interest and attorneys fees.

Defendants removed the action to the United States District Court for the Eastern District of Arkansas, Little Rock Division on September 16, 1999 and filed an answer denying the plaintiff's claims and raising various defenses. The plaintiff has initiated discovery and defendants have moved to dismiss portions of the Complaint. While the case remains in an early procedural stage the Company continues to believe it is without merit.

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES


PART II.      OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

     (a)      Exhibits

              See Exhibit Index.

     (b)      Reports on Form 8-K:

              Report on Form 8-K for an event (the issuance of a press release announcing that a class action suit regarding CRCPlus(TM) and seeking damages and attorney fees has been filed against the Company and its subsidiaries in Lonoke County, Arkansas Circuit Court) which occurred on August 26, 1999.

              Report on Form 8-K for an event (the issuance of a press release announcing the Company had completed the sale of the Company's non-standard automobile business, including Phoenix Indemnity Insurance Company, to Millers American Group, Inc.) which occurred on September 20, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ACCEPTANCE INSURANCE COMPANIES INC.



November  12, 1999                 /S/KENNETH C COON

                                      Kenneth C. Coon
                                      Chairman and Chief Executive Officer


November  12, 1999                /S/ GEORGIA M MACE

                                      Georgia M. Mace
                                      Chief Financial Officer and Treasurer

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                  EXHIBIT INDEX

NUMBER        EXHIBIT DESCRIPTION


21            Subsidiaries of the Registrant

27            Financial Data Schedule.