Form 10-K
period 1999-12-31
ACCEPTANCE INSURANCE COMPANIES INC
filed 2000-03-20
CIK 74783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999
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

Preferred Securities of AICI Capital Trust New York Stock Exchange, Inc.


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

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

               The aggregate market value of the Registrant's voting stock held by nonaffiliates (8,244,282 shares) on March 1, 2000 was $38,645,072.

               The number of shares of each class of the Registrant's common stock outstanding on March 1, 2000 was:

          Class of Common Stock           No. of Shares Outstanding
       Common Stock, $.40 Par Value              14,290,246

                       DOCUMENTS INCORPORATED BY REFERENCE

               Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

                           GLOSSARY OF INSURANCE TERMS

                  Admitted Insurer: An insurance company licensed by a state regulatory authority to transact insurance business in that state. An admitted insurer is subject to the rules and regulations of each state in which it is licensed governing virtually all aspects of its insurance operations and financial condition. A nonadmitted insurer, also known as an excess and surplus lines insurer, is not licensed to transact insurance business in a given state but may be permitted to write certain business in that state in accordance with the provisions of excess and surplus lines insurance laws which generally involve less rate, form and operational regulation.

                  Buy-up Coverage: Multi-Peril Crop Insurance policy providing coverage in excess of that provided by CAT Coverage. Buy-up Coverage is offered only through private insurers.

                  Case Reserve: The estimated liability for loss established by an insurance company for a reported claim.

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

                  CropRevenueCoverage ("CRC"): An extension of the MPCI program that provides a producer of crops with varying levels of insurance protection against loss of revenues caused by changes in crop prices, low yields, or a combination of the two.

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

                  Federal Crop Insurance Corporation ("FCIC"): A wholly owned federal government corporation within the Farm Service Agency.

                  Generally Accepted Accounting Principles ("GAAP"):
Accounting practices as set forth in opinions and pronouncements of the Financial Accounting Standards Board and Accounting Principles Board and American Institute of Certified Public Accountants Accounting Research Bulletins and which are applicable in the circumstances as of the date in question.

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

                  MPCI Imputed Premium: For purposes of the profit/loss sharing arrangement with the FCIC, the amount of premiums credited to the Company for all CAT Coverages it sells, as such amount is determined by formula.

                  MPCI Premium: For purposes of the profit/loss sharing arrangement with the FCIC, the amount of premiums credited to the Company for all Buy-up and Crop Revenue Coverages paid by farmers, plus the amount of any related federal premium subsidies.

                  MPCI Retention: The aggregate amount of MPCI Premium and, in respect of CAT coverages imputed MPCI premium on which the Company retains risk after allocating farms to the three FCIC reinsurance pools.

                  Multi-Peril Crop Insurance ("MPCI"): A federally regulated subsidized crop insurance program that insures a producer of crops with varying levels of protection against loss of yield from substantially all natural perils to growing crops.

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

                  Price Election: The maximum per unit commodity price by crop used in computing MPCI Premiums (other than for CRC), which is set each year by the FCIC.

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

                  Risk Management Agency ("RMA"): A division of the United States Department of Agriculture ("USDA") which, along with the FCIC administers and provides reinsurance for the federally regulated MPCI and CRC programs.

                  Standard Reinsurance Agreement ("SRA"): The reinsurance contract related to crop reinsurance under the federal crop program between FCIC and affiliates of the Company.

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

                                     PART I

Item 1.  Business.

Forward-Looking Information
                  Except for the historical information contained in this Annual Report on Form 10-K, matters discussed herein may constitute forward-looking information, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking information reflects Acceptance Insurance Companies Inc.'s current best estimates regarding future operations, but, since these are only estimates, actual results may differ materially from such estimates.

                  A variety of events, most of which are outside the control of Acceptance Insurance Companies Inc., cannot be accurately predicted and may materially impact estimates of future operations. Important among such factors are weather conditions, natural disasters, changes in commodity prices, changes in state and federal regulations, price competition impacting premium levels, changes in tax laws, financial market performance, changes in court decisions effecting coverages and general economic conditions.

                  Acceptance Insurance Companies Inc.'s results are significantly impacted by its crop business, particularly its MPCI line. Results from the crop lines are not generally known until the fourth quarter of the year, after crops are harvested and final market prices are established. Crop segment results are particularly dependent on events beyond the control of Acceptance Insurance Companies Inc., notably weather conditions during the crop growing seasons in the states where Acceptance Insurance Companies Inc. writes a substantial amount of its crop insurance, the market price of grains on various commodity exchanges, overall worldwide supply and demand, the continuing globalization of the crop industry and its effect on the export of crops to other countries and the volatility of crop prices resulting from domestic and foreign policy decisions. Additionally, federal regulations governing aspects of crop insurance are frequently modified, and any such changes may impact crop insurance results.

                  Forward-looking information set forth herein does not take into account any impact from any adverse weather conditions during the 2000 crop season, or the various other factors noted above which may affect crop and noncrop operation results. See "Business-Uncertainties Affecting the Insurance Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-General" for additional information regarding these events and factors.

Company Strategy

                  Acceptance Insurance Companies Inc. (the "Company") underwrites and sells crop insurance and specialty property and casualty insurance to serve niche markets or programs. Within the crop insurance industry, the Company is the third largest writer of crop insurance products in the United States. The Company selects niche markets or programs for which the Company believes that its expertise affords it a competitive advantage and believes that success in niche markets and programs requires that it be opportunistic. The Company believes its position as both an admitted (licensed) and nonadmitted (excess and surplus lines) carrier provides the versatility to respond when different market conditions and opportunities are presented. The Company's goal is to achieve underwriting profits while managing its investment portfolio to maximize after-tax earnings and maintaining adequate liquidity to meet all cash needs.

                  In 1999 the Company refined and refocused its business strategy to achieve the goal stated above. The Company's four-pronged business strategy, which it began to implement in late 1999 and in 2000, can be summarized as follows:

               *  enhance and expand the Crop Insurance segment;

               * restructure the Property and Casualty insurance segment to achieve underwriting profits;

               * continue to maintain reinsurance to manage volatility and avoid catastrophic loss exposure; and

               * continue to manage the investment portfolio to maximize after-tax earnings.

                  The Company intends to enhance and expand its Crop Insurance segment. The Company believes opportunities exist to increase its market share in the crop insurance business and to increase the number of producers using crop insurance. It intends to pursue these opportunities by developing new insurance products for both previously insured and previously uninsured commodities, increasing its presence in geographic areas presently underserved by the crop insurance industry or where the Company believes it may have a competitive advantage, and continuing to provide its agents and customers with high quality service.

                  The Company is restructuring its property and casualty insurance business to achieve underwriting profits in this segment of the Company's business. The Company will remain in and enter specialized, niche segments of the property and casualty insurance market that the Company believes offer the best profitability and growth opportunities. Additionally, the Company has discontinued lines of property and casualty business that are not consistent with the Company's strategy and objectives and will continue to do so in the future. The Company is moving away from "longer tail" casualty business and is redirecting its underwriting focus toward "shorter tail" lines, including "staffing" industry coverage, fine art and personal jewelry exposures, condominiums, surety, prize indemnifications and agricultural risks.
 The Company expects to continue to write some property and casualty business on a nonrisk-bearing basis. Although the Company is discontinuing certain lines of property and casualty business, it continues to regularly explore new opportunities to acquire lines of business from experienced underwriters and other managers with a long and profitable operating history.

                  The Company historically has maintained reinsurance to manage volatility and avoid catastrophic loss exposure and intends to continue this practice. Numerous domestic and foreign reinsurers provide reinsurance for the Company's various underwriting risks. The Company's reinsurance generally is structured into multiple layers and programs to reflect those risks.

                  The Company historically has managed its investment portfolio to maximize investment earnings. The Company has no current plans for any significant change in its investment portfolio management practices. The Company historically has managed its investment portfolio to maximize after-tax investment earnings. While maintaining that practice, the Company may increase its investment in equities and mezzanine securities which may reduce current income while generating increased earnings from capital gains.

                  See "Business-Business Segments," "Business-Reinsurance" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations" for a further discussion of actions taken by the Company to implement this strategy.

Organization

                  The Company underwrites its insurance products through five wholly owned insurance company subsidiaries: Acceptance Insurance Company ("Acceptance Insurance"), Acceptance Indemnity Insurance Company ("Acceptance Indemnity"), Acceptance Casualty Insurance Company ("Acceptance Casualty"), American Growers Insurance Company ("American Growers") and Redland Insurance Company ("Redland") (collectively referred to herein as the "Insurance Companies"). On January 26, 2000 the Company reached an agreement in principle to sell Redland to Clarendon National Insurance Company ("Clarendon") and appoint other Company subsidiaries as the exclusive producer and representative of Redland for business the Company currently writes through Redland. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Redland Insurance Company Subsequent Event" for additional information regarding this pending transaction.

                  Collectively, the Insurance Companies are admitted in 48 states and the District of Columbia, and operate on a nonadmitted basis in 45 states, the District of Columbia, Puerto Rico and the Virgin Islands. Two of the Insurance Companies have received their Certificate of Authority
("T" listing) from the U.S. Department of Treasury. Each of the Insurance Companies is rated B++(Very Good) by A.M. Best Company, Inc. ("A.M. Best"). A.M. Best bases its ratings upon factors that concern policyholders and agents, and not upon factors concerning investor protection.

                  On November 29, 1999, A.M. Best downgraded the Insurance Companies' rating from A- to B++. A.M. Best noted that the downgrade reflects the group's poor operating results, significant reliance on reinsurance and continued volatility in reserve trends. Some agents and customers require an A- or better rating for certain lines of business, primarily the Company's admitted Property and Casualty segment business. The Company is attempting to address this issue through the proposed sale of Redland to Clarendon.

                  The Company's insurance agency and insurance service subsidiaries principally write and service insurance coverages placed with one of the Insurance Companies.

                  The Company was incorporated in Ohio as National Fast Food Corp. in 1968, reincorporated in Delaware in 1969 and thereafter operated under the names NFF Corp. (1971 to 1973), Orange-co, Inc. (1973 to 1987), Stoneridge Resources, Inc. (1987 to 1992), and was renamed Acceptance Insurance Companies Inc. in 1992.

Business Segments

                  The Company has organized its insurance underwriting and marketing business by product line into two segments, Crop Insurance and Property and Casualty Insurance.


         Crop Insurance

                  The principal lines of the Company's Crop Insurance segment are MPCI, supplemental coverages and named peril insurance. MPCI is a federally subsidized insurance program designed to encourage farmers to manage their risk through the purchase of insurance policies. MPCI provides farmers with yield coverage for crop damage from substantially all natural perils.
CRC is an extension of the MPCI program which provides farmers with protection from revenue loss caused by changes in crop prices, low yields or both. As used herein, the term MPCI includes CRC, unless the context indicates otherwise. For the year ended December 31, 1999, the Company had gross MPCI premiums of approximately $365 million and a market share of approximately 16% of MPCI business written in the United States. The Company's preliminary estimate of the MPCI premium for 2000 is $392 million based on field reports and early applications.

         Supplemental coverages are proprietary products developed and marketed exclusively by the Company. Supplemental coverages enhance the protection provided by MPCI. Unlike MPCI, however, supplemental coverages are not subsidized by the federal government. During 1999 the Company's gross premium from supplemental coverages was approximately $31.1 million. For the 2000 crop year, however, the FCIC increased the maximum coverage available under federally reinsured policies, and agricultural producers currently appear concerned that drought conditions will reduce yields and increase prices. As a result of these and other market conditions, the Company expects gross premium from supplemental coverages for 2000 to be approximately $15.6 million. Development and marketing of supplemental coverages nevertheless remains a significant component of the crop division. See "Management Discussion and Analysis of Financial Condition and Results of Operations Results of Operations."

                  The largest named peril crop insurance product offered by the Company is crop hail insurance which insures growing crops against damage resulting from hailstorms. The Company also sells a small volume of insurance against damage to specific crops from other named perils. Like the supplemental coverages, none of the named peril products involve federal reinsurance or price subsidy participation. During 1999, the Companys gross premium from named peril crop insurance including crop hail was approximately $47.7 million. The Company's preliminary estimate for named peril crop insurance premium in 2000 is $46.8 million.

         Property and Casualty Insurance

                  The principle lines of the Company's Property and Casualty segment are property and casualty coverages, primarily on an admitted basis, for the "staffing" industry, fine art and personal jewelry exposures, condominiums, surety, prize indemnifications and agricultural risks. These lines are marketed through independent insurance agencies.

                  The Company also provides property and casualty coverages, including general liability, garage liability, liquor liability and workers' compensation coverage for small and medium businesses which are not served by standard carriers due to size or location. These lines are marketed through general agents.

                  During 1998 the Company discontinued writing certain product lines. Additionally, in January 2000 the Company reached an agreement in principle to transfer the renewal rights to all business previously produced and serviced by the Company's Scottsdale, Arizona office and to its "long haul"
trucking business.   Net earned premiums for these discontinued lines were
approximately $114 million, $168 million and $179 million in 1999, 1998 and 1997, respectively. The Company also discontinued or reduced its underwriting in several other lines of property and casualty business.

                  The Company sold its nonstandard automobile business, including Phoenix Indemnity Insurance Company (Phoenix Indemnity), in September 1999. Net premiums earned from Phoenix Indemnity were $32 million, $43 million and $42 million in 1999, 1998 and 1997, respectively.

                  The following table reflects the amount of gross premium written and net premium written for the Crop and Property and Casualty Insurance segments for the periods set forth below:


                                                                    Years Ended December 31,
                                                        1999                1998                 1997
                                                                      (in thousands)
GROSS PREMIUMS WRITTEN:

Crop Insurance(1)......................................$272,904           $256,956             $248,051
Property and Casualty Insurance.........................420,037            444,004              417,759
                                                       --------           ---------            --------
   Total...............................................$692,941           $700,960             $665,810
                                                       ========           =========            ========

NET PREMIUMS WRITTEN:
Crop Insurance(1).......................................$42,059           $ 61,013             $ 59,989
Property and Casualty Insurance.........................209,607            248,479              275,075
                                                       --------           --------             --------
   Total...............................................$251,666           $309,492             $335,064
                                                       ========           ========             ========

---------------
(1)      For a discussion of the accounting treatment of MPCI premiums, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-General."


Management

                  In December 1999 Michael R. McCarthy was elected Chairman of the Company's Board of Directors and John E. Martin was elected President and Chief Executive Officer of the Company. Other key members of management of the Company are Georgia M. Mace, Treasurer and Chief Financial Officer, J. Michael Gottschalk, Chief Legal Officer, General Counsel and Secretary, Stephen T. Fitzpatrick, Chief Underwriting Officer and Raymond N. Siebert, Chief Administrative Officer.

Marketing

                  The Company markets a portion of its property and casualty insurance products and its crop insurance products through a network of independent agents specializing in specific lines of insurance. The Company also markets its property and casualty insurance products through general agents who process and accept applications for insurance coverages from retail agents who sell insurance to insurance buyers. The Company compensates its agents through commissions based on a percentage of premiums produced. The Company also offers most of its agents a contingent commission based on volume and profitability and other programs designed to encourage agents to place profitable business with the Company.

                  Possible regulatory changes affecting the manner in which insurance products may be marketed and distributed in response to technological changes and the adaptation of agents to such regulatory and technological changes may significantly impact the results of operations of the Company and its competitors. Insurance regulators and the RMA may permit the Company and other insurers to sell insurance coverage directly to persons seeking coverage using current or emerging technologies. Independent agents who currently market and sell the Company's products under the traditional distribution system may adopt current or emerging technologies in their routine business practices that will alter the method used to distribute insurance products.
The Company, however, does not know whether or when these events, or other events based on regulatory or technological changes, may occur or the manner in which they will affect the marketing and distribution of insurance if they do occur. Unless the Company adapts to the changes technology causes in the traditional system for distributing its products, and does so more effectively than competing insurance companies, the Company's market share and its results of operations are likely to be adversely affected.

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


                                                                        Years Ended December 31,
                                                               1999               1998              1997
The Company
  Loss Ratio............................................      88.0%(1)           72.3%(2)           63.7%
  Expense Ratio..........................................     41.3(3)            38.9               34.0
                                                             ---------          ---------          -------
  Combined Ratio............................................ 129.3%             111.2%              97.7%
                                                             ==========         =========          ========

Industry Average(4)
  Loss Ratio................................................. 78.3%              76.5%              72.8%
  Expense Ratio.............................................. 29.2               29.5               28.8
                                                             ----------         ---------          --------
  Combined Ratio............................................ 107.5%             106.0%             101.6%
                                                             ===========        =========          ========

---------------
(1) The $44.0 million reserve increase recorded by the Company in 1999, for 1998 and prior years, accounts for 17.7% of the loss ratio for 1999. See "Loss and Loss Adjustment Expense Reserves."
(2) The $24.2 million reserve increase recorded by the Company in 1998, for 1997 and prior years, accounts for 7.4% of the loss ratio for 1998.
(3) For a discussion of factors contributing to the increased expense ratio, see "Management's Discussion and
         Analysis of Results of Operations and Financial Analysis-Results of Operations."
(4) Source: A.M. Best's Aggregates & Averages Property Casualty (1999 Edition). Ratios for 1999 are unpublished but have been provided to the Company by A.M. Best.




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

                  Generally, the Company grants general agents the authority to sell and bind insurance coverages in accordance with procedures and limitations established by the Company. The Company reviews coverages bound by agents, decides whether the insurance is written in accordance with such procedures and limitations, and, subject to state law limits and policy terms, may cancel coverages that are not in compliance.

                  The Company grants limited binding authority to certain independent agents in certain lines of business, and provides that all other agents submit all applications to the Company's underwriting staff in order for such coverages to be bound.

Claims

                  The Company's crop and property and casualty claims departments administer all claims and direct all legal and adjustment aspects of the claims handling process. To assist in settling claims the Company regularly uses independent adjusters, attorneys and investigators, as well as third party administrators for some specialty property and casualty lines. The Company's claims department is organized into three parts, each supervised by a senior claims vice president. The Crop Claims Department manages all claims arising out of the Company's crop insurance operations through its home office staff and a system of regional claims offices which supervise specially trained independent adjusters. The Litigation Department, which is broken down by geographic area, handles larger litigation claims files and other complex and serious claims. The Claims Department, which also is broken down by geographic area, handles the other claims files and supervises the claims handlers. The Company emphasizes the use of internal staff rather than independent adjusters, improving claims processing systems and rapid response mechanisms. The Company believes this structure will continue to reduce loss adjustment expense and shorten the life of open claim files.

Loss and Loss Adjustment Expense Reserves

                  In the crop insurance industry, reserves for the payment of loss and loss adjustment expense are established at the time potential losses are reported. The amount of the initial reserve is based on the Company's historical loss and loss adjustment expense experience and generally is uniform for all claims arising from crops located in the same geographic area. Field adjusters are directed to advise the Company of particular claims which appear likely to result in payments significantly higher than historic averages and the Company adjusts the initial reserve for those claims based upon such reports. FCIC regulations require that claims under all federally reinsured policies be paid within thirty, or in some circumstances, sixty days after the reinsured company receives all documents necessary to establish the existence and amount of the insured loss. Accordingly, reserves for crop insurance claims arising from crops planted in the spring are established primarily in the third and fourth quarter of each year, and typically are eliminated through payment of the claim during the fourth quarter of the year or first quarter of the following year. Reserves for claims arising from crops planted in the fall normally are established and paid during the second and third quarter of the year. Reserves for crop hail insurance are established in the same manner and claims are typically paid within thirty to sixty days after the necessary documents are received.

                  In the property and casualty insurance industry, it is not unusual for several years to elapse between the occurrence of an insured loss, the report of the loss to the insurer and the insurer's payment of that loss. The liability for losses and loss adjustment expenses is estimated by management based on historical patterns and expectations of claims reported and paid, losses which have occurred but which are not yet reported, trends in claim experience, information available on an industry-wide basis, changes in the Company's claim handling procedures and premium rates and other factors. The Company's lines of specialty insurance business are considered less predictable than standard insurance coverages. The effects of inflation are implicitly reflected in the Company's loss reserves through the industry data utilized in establishing such reserves. The Company does not discount its reserves to estimated present value for financial reporting purposes.

                  In monitoring reserve adequacy the Company reviews historical data and other data and, as additional experience and data become available, revises estimates of reserves. These revisions result in increases or decreases to reserves for insured events of prior years. In 1999, 1998 and 1997 the Company increased its reserves through charges to earnings of $44.0 million, $24.2 million, and $6.9 million, respectively, based upon its reestimation of liability for losses and loss adjustment expenses for prior accident years.

                  In the third quarter of fiscal 1999, the Company increased reserves for 1998 and prior accident years by approximately $44.0 million. This increase related primarily to an unexpected increase in the number of claims relating to general liability coverage provided in 1995 and prior years to contractors in the State of California as a result of the California Supreme Court decision in Montrose Chemical Corporation v. Admiral Insurance Company. In that decision, the Court adopted the "continuous trigger" theory of insurance coverage for third-party liability claims involving continuous, progressive or deteriorating bodily injury or property damages. Under this theory, the time of the insured's act which allegedly caused the accident, event or condition resulting in a claim is largely immaterial. As long as the potential damages remain outstanding, all of the insured contractor's or subcontractor's successive insurance policies potentially may provide coverage. Thus, the Court's Montrose decision created a new basis for coverage under years of previously issued policies. Beginning in 1996, the Company altered its underwriting criteria for construction risks and began endorsing policies exposed to these types of continuous exposures in order to avoid coverage for conditions which existed prior to the inception of the Company's policies.

                  During 1998 the Company discontinued several product lines due to the continuation of unexpected loss development and pricing that was no longer acceptable to the Company. These lines of business included coverages for certain specialty automobile lines, aviation and complex general liability risks. As a result of these developments, management modified the assumptions used in reserving 1997 and prior accident years for these lines. This modification created most of the unfavorable development during 1998.

                  The liability estimate established represents management's best estimate based on currently available evidence, including an analysis prepared by an independent actuary engaged by the Company. Even with such extensive analyses, however, the Company believes its ultimate liability may from time to time vary from such estimates.

                  The Company annually obtains an independent review of its loss reserving process and reserve estimates by a independent professional actuary as part of the annual audit of its financial statements.

                  The following table presents an analysis of the Company's reserves, reconciling beginning and ending reserve balances for the periods indicated:


                                                                         Years Ended December 31,
                                                              1999              1998             1997
                                                                             (in thousands)
Net loss and loss adjustment
  expense reserves at beginning
  of year....................................................$285,975         $263,106          $246,752
Provisions for net losses and
  loss adjustment expenses for
  claims occurring in the current
  year....................................................... 174,762          212,894           206,597

Increase in net reserves for
  claims occurring in prior years...........................   44,027           24,167             6,858
                                                             ---------        ---------         ----------

                                                              218,789          237,061           213,455
                                                             --------         ----------        ----------
Net losses and loss adjustment
  expenses paid for claims
  occurring during:
  The current year............................................(76,745)        (100,968)         (110,372)
  Prior years............................................... (123,158)        (113,224)          (86,729)
                                                             ----------       ----------       -----------
                                                             (199,903)        (214,192)         (197,101)
                                                             ----------       ----------       -----------

Sale of Phoenix Indemnity..................................   (26,021)              --                --
                                                             ----------       -----------      ------------

Net loss and loss adjustment
  expense reserves at end of year............................ 278,840          285,975           263,106

Reinsurance recoverable on unpaid
  losses and loss adjustment
  expenses................................................... 502,537          238,769           165,547
                                                             ----------       ----------        -----------
Gross loss and loss adjustment
  expense reserves...........................................$781,377         $524,744          $428,653
                                                             ==========       ==========        ============



                  The following table presents the development of balance sheet net loss reserves from calendar years 1989 through 1999. The top line of the table shows the loss reserves at the balance sheet date for each of the indicated years. These amounts are the estimates of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The middle section of the table shows the cumulative amount paid, expressed as a percentage of the initial reserve amount, with respect to previously recorded reserves as of the end of each succeeding year. The lower section of the table shows the re-estimated amount, expressed as a percentage of the initial reserve amount, of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Net cumulative redundancy (deficiency)" caption represents the aggregate percentage increase (decrease) in the initial reserves estimated. It should be noted that the table presents the "run off" of balance sheet reserves, rather than accident or policy year loss development. The Company computes the cumulative redundancy (deficiency) annually on a calendar year basis.

                  The establishment of reserves is an inherently uncertain process. The Company underwrites property and casualty coverages in a number of specialty areas of business that may involve greater risks than standard property and casualty lines. These risk components may make more difficult the task of estimating reserves for losses, and cause the Company's underwriting results to fluctuate. Further, conditions and trends that have affected the development of loss reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this information.

                  The Company adopted Statement of Financial Accounting Standards No. 113 ("SFAS #113"), "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," effective January 1, 1993. The application of SFAS #113 resulted in the reclassification of amounts ceded to reinsurers, which amounts were previously reported as a reduction in unearned premium and unpaid losses and loss adjustment expenses, to assets on the consolidated balance sheet. The table below includes a reconciliation of net loss and loss adjustment expense reserves to amounts presented on the consolidated balance sheet after reclassifications related to the adoption of SFAS #113. The gross cumulative deficiency is presented for 1992 through 1998, the only years on the table for which the Company has restated amounts in accordance with SFAS #113.



                                                               Years Ended December 31,

                               1989     1990     1991     1992     1993     1994     1995     1996     1997      1998     1999

Net reserves for unpaid
  losses and loss
  adjustment expenses       $43,380  $58,439  $66,132  $77,627 $115,714 $141,514 $201,356 $246,752 $263,106 $285,975  $278,840
Cumulative amount of net
  liability paid through (1):
    One year later             30.0%    40.6%    45.7%    36.1%    49.1%    51.0%    47.3%    44.7%    43.0%    46.7%
    Two years later            59.5%    70.8%    72.3%    73.6%    80.5%    86.1%    75.2%    71.8%    71.7%
    Three years later          76.1%    88.5%    96.6%    94.5%   100.9%   104.5%    93.1%    90.0%
    Four years later           84.5%   101.2%   108.1%   109.0%   108.8%   115.5%   102.8%
    Five years later           89.2%   107.5%   115.1%   114.9%   113.6%   121.6%
    Six years later            93.4%   109.7%   118.2%   118.2%   116.0%
    Seven years later          94.5%   111.4%   119.5%   119.4%
    Eight years later          95.5%   111.8%   120.6%
    Nine years later           95.6%   112.8%
    Ten years later            96.6%
Net reserves reestimated as of:
    One year later             99.1%   100.3%   103.5%   103.3%   104.4%   115.8%   104.7%   102.8%   109.2%    115.4%
    Two years later            95.2%   102.3%   109.9%   109.7%   114.5%   115.7%   106.6%   112.0%   119.9%
    Three years later          91.4%   107.4%   116.9%   117.9%   113.1%   120.5%   114.2%   121.7%
    Four years later           92.5%   110.7%   120.1%   117.7%   116.1%   125.9%   122.6%
    Five years later           94.0%   112.7%   119.9%   119.8%   118.2%   133.8%
    Six years later            95.9%   112.0%   120.5%   121.5%   121.3%
    Seven years later          95.4%   112.5%   121.9%   124.3%
    Eight years later          96.0%    113.4%  124.3%
    Nine years later           96.7%   114.8%
    Ten years later            97.2%
Net cumulative redundancy
   (deficiency)                 2.8%   (14.8)%  (24.3)%  (24.3)%  (21.3)%  (33.8)%  (22.6)%  (21.7)%  (19.9)%  (15.4)%

Gross reserves for unpaid loss and
  loss adjustment expenses                              $127,666 $211,600 $221,325 $369,244 $432,173 $428,653 $524,744  $781,377
Reinsurance recoverable on unpaid
  loss and loss adjustment expenses                       50,039   95,886   79,811  167,888  185,421  165,547  238,769   502,537
                                                        -------- -------- -------- -------- -------- -------- --------  --------
Net reserves for unpaid loss and
  loss adjustment expenses                              $ 77,627 $115,714 $141,514 $201,356 $246,752 $263,106 $285,975  $278,840
                                                        ======== ======== ======== ======== ======== ======== ========  ========

Reestimated gross reserves for unpaid
  loss and loss adjustment expenses                       115.5%   121.2%   138.3%   117.5%   119.2%   129.6%   121.0%
Reestimated reinsurance recoverable
  on unpaid loss and loss adjustment
  expenses                                                101.8%   121.1%   146.4%   111.4%   116.0%   144.9%   127.7%

Reestimated net reserves for unpaid
  loss and loss adjustment expenses                       124.3%   121.3%   133.8%   122.6%   121.7%   119.9%   115.4%
                                                        ======== ======== ======== ========  ======   ======  ========

Gross cumulative redundancy (deficiency)                  (15.5)%  (21.2)%  (38.3)%  (17.5)%  (19.2)%  (29.6)%  (21.0)%
                                                        ======== ========  =======  =======  =======  =======  =======

(1) Cumulative amount paid includes reserves of Phoenix Indemnity as of August 31, 1999, the date Phoenix Indemnity was sold.


Reinsurance

                  A significant component of the Company's business strategy involves the structuring of reinsurance to manage volatility in its business segments as well as to avoid large or catastrophic loss exposure. Reinsurance involves an insurance company transferring, or ceding, all or a portion of its insurance exposure to a reinsurer. The reinsurer assumes the ceded exposure in return for a portion of the premium received by the insurance company. Reinsurance does not discharge the insurer from its obligations to its insured. If the reinsurer fails to meet its obligations, the ceding insurer remains liable to pay the insured loss, but the reinsurer is liable to the ceding insurer to the extent of the reinsured portion of any loss.

                  The Company limits its exposure under individual policies by purchasing excess of loss and quota share reinsurance, as well as maintaining catastrophe reinsurance to protect against catastrophic occurrences where claims can arise under multiple policies from a single event, such as a hurricane, earthquake, wind storm, riot, tornado or other extraordinary event.

                  The Company generally retains the first $500,000 of risk under its property and casualty lines of business, ceding the next $1,500,000 (on a per risk basis) on property and $5,500,000 (on an occurrence basis) on casualty, respectively to reinsurers. To the extent individual policies exceed reinsurance treaty limits, the Company purchases reinsurance on a facultative (specific policy) basis. In addition, the Company further reduces its net exposures per risk on certain lines of business through further excess of loss or quota share reinsurance programs.

                  The Company maintains catastrophe reinsurance for its casualty lines which provides coverage for $14 million in excess of $6 million of aggregate risk per occurrence, and for its property lines, which provides coverage of 95% of $157.5 million in excess of a $2.5 million retention per occurrence. The Company reviews the concentrations of property values in its property lines of business continually and models possible losses for catastrophic events through computer simulations of different levels of storm activity, adjusting the required limit of liability or the concentrations of property coverage as deemed appropriate.

                  In its workers' compensation line, the Company buys excess of loss protection on a statutory basis. The Company's retention varies between $100,000 and $ 600,000 per occurrence, depending upon the program.

                  In addition, the Company will often cede 90% or more of some new programs which it regards as developmental until such time as the program establishes a more reliable loss and premium history. On these lines of business, the Company will typically receive a fee from reinsurers as the issuing carrier on the program.

                  The Company reinsures its MPCI business with various FCIC reinsurance pools administered by the RMA. The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. The Company's net exposure on MPCI business is further reduced by excess of loss reinsurance purchased from private reinsurers. This excess of loss reinsurance generally provides coverage for 95% of losses in excess of a $3,000,000 deductible after the Company's loss ratio reaches specified limits for each line of business, ranging from 72% to 80% on crop hail and named peril business and 100% on MPCI business. The Company limits this coverage to an aggregate amount determined annually consistent with the Company's anticipated premium, catastrophic loss risk exposure and RMA regulations. Additionally the Company's named peril, crop hail and supplemental business is reinsured through quota share agreements, ceding from 50% to 85% to reinsurers.

                  In 1999 the Company was unable to obtain the desired level of quota share reinsurance on its supplemental, proprietary CropRevenue CoveragePlus(R) ("CRCPlus") product for cotton and rice. Consequently, the Company developed multiple layer aggregate stop loss protection for these coverages. The first layer of this protection is combined with aggregate stop loss protection for the Company's MPCI business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." For the 2000 crop year, the Company was able to purchase the desired level of quota share reinsurance applicable to all supplemental crop products which the Company offered.

                  At December 31, 1999, 80% of the Company's outstanding reinsurance recoverables were from domestic reinsurance companies or the federal government, 95% of which was from reinsurance companies rated A-(excellent) or better by A.M. Best or from the federal government. The balance was primarily placed with major international reinsurers.

Investments

                  The Company's investment policy is to maximize the after-tax yield of the portfolio while emphasizing stability and preservation of the Company's capital base. Further, the portfolio is invested in types of securities with average durations which reflect the Company's liabilities and expected liquidity needs. The Company determines the strategies and parameters for the investment of its portfolio, and an outside manager executes trades consistent with the Company's strategies and parameters. The Company's fixed maturity securities are classified as available-for-sale and carried at estimated fair value. The investment portfolio at December 31, 1999 and 1998, consisted of the following:


                                                                     December 31, 1999    December 31, 1998
                                                                   --------------------  ---------------------
                                                                   Amortized  Estimated  Amortized   Estimated
                                                                     Cost    Fair Value    Cost     Fair Value
                                                                   --------------------  ---------------------
Type of Investment                                                                 (in thousands)
------------------

Fixed maturity securities
  U.S. Treasury and government securities....................       $ 87,421   $ 85,094   $ 77,671   $ 78,785
  States, municipalities and political
    subdivisions ...........................................         132,805    126,195    161,017    167,202
  Other debt securities ......................................        19,191     17,823     56,786     53,193
  Mortgage-backed securities .................................        24,902     21,277     38,475     37,927
                                                                    --------   --------   --------   --------
       Total fixed maturity securities .....................         264,319    250,389    333,949    337,107

  Common stocks ..............................................        15,377     10,903     39,438     44,371
  Preferred stocks ...........................................        15,111     14,178     27,246     27,316
  Commercial mortgage loan  .....................................      8,914      8,914      9,549      9,549
  Real estate  ..............................................          3,182      3,182      3,300      3,300
  Short-term investments(1) ...............................          104,702    104,702     67,754     67,754
  Restricted short-term investments  ......................           31,350     31,350      --          --
                                                                    --------   --------   --------   --------
       Total...............................................         $442,955   $423,618   $481,236   $489,397
                                                                    ========   ========   ========   ========

---------------
(1) Due to the short-term nature of crop insurance, the Company must maintain short-term investments to fund losses. Historically, these short-term funds are highest in the fall corresponding to the cash flow in the agricultural industry.




                  The following table sets forth, as of December 31, 1999, the composition of the Company's fixed maturity securities portfolio by time to maturity:



                                                                          Estimated
     Maturity                                                             Fair Value     Percent
     --------                                                             ----------     --------
                                                                    (in thousands, except percentages)

1 year or less.............................................................$ 14,480         5.8%
More than 1 year through 5 years............................................ 55,696        22.2%
More than 5 years through 10 years.......................................... 42,700        17.1%
More than 10 years......................................................... 119,690        47.8%
Mortgage-backed securities.................................................. 17,823         7.1%
                                                                           --------       ------
     Total.................................................................$250,389       100.0%
                                                                           ========       ======

                  The Company's investment results for the periods indicated are set forth below:



                                                                                    Years Ended December 31,
                                                                               --------------------------------
                                                                                 1999        1998         1997
                                                                                ------      -----        ------
                                                                              (in thousands, except percentages)
Net investment income..........................................................$ 25,064   $ 28,320    $ 28,016
Average investment
  portfolio(1)................................................................. 472,569    497,649     453,876
Pre-tax return on average
  investment portfolio.........................................................    5.3%        5.7%        6.2%
Net realized gains.............................................................$ 10,203   $  6,825    $  7,321
Change in unrealized gain (loss) on available-for-sale securities ..........   $(27,497)  $ (2,431)   $ 12,863

---------------
(1) Represents the average of the beginning and ending investment portfolio (excluding real estate) computed on a quarterly basis.


Regulation

                  As a general rule, an insurance company must be licensed to transact insurance business in each jurisdiction in which it operates, and almost all significant operations of a licensed insurer are subject to regulatory scrutiny. Licensed insurance companies are generally known as "admitted" insurers. Most states provide a limited exemption from licensing for insurers issuing insurance coverages that generally are not available from admitted insurers. These coverages are referred to as "surplus lines" insurance, and these insurers as "surplus lines" or "nonadmitted" companies.

                  The Company's admitted insurance business is subject to comprehensive, detailed regulation throughout the United States under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. The primary purpose of such regulations and supervision is the protection of policyholders and claimants rather than stockholders or other investors. Depending on whether the insurance company is domiciled in the state and whether it is an admitted or nonadmitted insurer, state regulatory authority may extend to: (i) periodic reporting of the insurer's financial condition; (ii) periodic financial examination; (iii) approval of rates and policy forms; (iv) loss reserve adequacy; (v) insurer solvency; (vi) the licensing of insurers and their agents; (vii) restrictions on the payment of dividends and other distributions; (viii) approval of changes in control; and (ix) the type and amount of permitted investments.

                  The Company also is subject to laws governing insurance holding companies in Nebraska, Iowa and Texas, where the Insurance Companies are domiciled. These laws, among other things, require the Company to file periodic information with state regulatory authorities including information concerning its capital structure, ownership, financial condition and general business operations. The insurance holding company laws also regulate certain transactions between the Company, its affiliates and the Insurance Companies, including the amount of dividends and other distributions and the terms of surplus notes, and restrict the ability of any one person to acquire certain levels of the Company's voting securities (generally 10%) without prior regulatory approval.

                  Except for interest on surplus notes issued by the Insurance Companies and payments from American Agrisurance, Inc. ("American Agrisurance") under a profit sharing agreement, the Company is dependent for funds to pay its operating and other expenses upon dividends and other distributions from the Insurance Companies, the payment of which are subject to review and authorization by state insurance regulatory authorities. Under Nebraska law, where American Growers, Acceptance Indemnity and Acceptance Insurance are domiciled, no domestic insurer may make a dividend or distribution which, together with dividends or distributions paid during the preceding 12 months, exceeds the greater of (i) 10% of such insurer's policyholders' surplus as of the preceding December 31 or (ii) such insurer's statutory net income (excluding realized capital gains) for the preceding calendar year, until either it has been approved, or a 30-day waiting period shall have passed during which it has not been disapproved, by the Nebraska Insurance Director. Iowa and Texas have similar laws governing the payment of dividends or distributions of insurance companies domiciled in their state. In any case, the maximum amount of dividends the Insurance Companies may pay to the Company is limited to its earned surplus, also known as unassigned funds. The tiered structure of the Company's insurance subsidiaries effectively imposes two levels of dividend restriction on the payment of dividends to the Company by Acceptance Indemnity, American Growers and Acceptance Casualty. During 2000 the statutory limitation on dividends from the Insurance Companies to the Company without further insurance department approval is approximately $7.4 million. If the proposed transactions related to the proposed sale of Redland are completed, the Company expects that the statutory limitation on dividends from the Insurance Companies to the Company without further insurance department approval will increase to approximately $21.8 million for the remainder of 2000. This anticipated increase would result from the additional dividends that are expected to be available from American Growers if the proposed transactions are completed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources The Company-Parent Only" and "-Redland Insurance Company Subsequent Event."

                  Other regulatory and business considerations may further limit the ability of the Insurance Companies to pay dividends. For example, the impact of dividends on surplus could effect an insurers' competitive position, the amount of premiums that it can write and its ability to pay future dividends. Further, the insurance laws and regulations of Nebraska, Iowa and Texas require the statutory surplus of an insurance company domiciled therein, following any dividend or distribution by such company, be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

                  While the Company's noninsurance company subsidiaries are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount which a subsidiary within the holding company system may charge any of the Insurance Companies for services (e.g., agents'commissions).

                  The Company's MPCI program is federally regulated and supported by the federal government through premium subsidies to agricultural producers and expense reimbursement and federal reinsurance pools for private insurers. Consequently, the MPCI program is subject to oversight by the legislative and executive branches of the federal government, including the RMA. The MPCI program regulations prescribe the premiums which may be charged and generally require compliance with detailed federal guidelines with respect to underwriting, rating and claims administration. The Company also is required to perform continuous internal audit procedures and is subject to audit by several federal government agencies.

                  During the past several years, various regulatory and legislative bodies have adopted or proposed new laws or regulations to deal with the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations include: (i) the creation of "market assistance plans" under which insurers are induced to provide certain coverages; (ii) restrictions on the ability of insurers to cancel certain policies in mid-term; (iii) advance notice requirements or limitations imposed for certain policy nonrenewals or termination of certain agent relationships; and (iv) limitations upon or decreases in rates permitted to be charged.

                  The NAIC has approved and recommended states adopt and implement several regulatory initiatives designed to provide regulators an early warning tool to identify deteriorating or weakly capitalized insurance companies and to decrease the risk of insolvency of insurance companies. These initiatives include the implementation of Risk Based Capital ("RBC") standards for determining adequate levels of capital and surplus to support four areas of risk facing property and casualty insurers: (i) asset risk (default on fixed income assets and market decline); (ii) credit risk (losses from unrecoverable reinsurance and inability to collect agents' balances and other receivables);
(iii) underwriting risk (premium pricing and reserve estimates); and
(iv) off-balance sheet/growth risk (excessive premium growth and unreported liabilities). At December 31, 1999 the Insurance Companies met the RBC requirements as promulgated by the domiciliary states of the Insurance Companies and the NAIC.

                  The NAIC also maintains an Insurance Regulatory Information System ("IRIS") to assist state insurance departments in identifying significant changes in the operations of an insurance company, such as changes in its product mix, large reinsurance transactions, increases or decreases in premiums received and certain other changes in operations. Such changes may not result from any problems with an insurance company but may merely indicate changes in certain ratios outside ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "normal ranges", state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted. At December 31, 1999 Redland and Acceptance Casualty each had four ratios falling outside "normal ranges."
The increase in the number of ratios falling outside "normal ranges" for both companies was primarily related to the increase in loss reserves and the changes in the intercompany pooling percentages.

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

                  The Insurance Companies also may be required under the solvency or guaranty laws of most states in which they are licensed to pay assessments (up to certain prescribed limits) to fund policyholder losses and other liabilities of insolvent or rehabilitated insurance companies. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. Some state laws and regulations further require participation by the Insurance Companies in pools or funds to provide types of insurance coverages which they ordinarily would not accept.

Uncertainties Affecting the Insurance Business

                  The property and casualty insurance business is highly competitive, with over 3,000 insurance companies in the United States, many of which have substantially greater financial and other resources, and may offer a broader variety of coverages than those offered by the Company. Beginning in the latter half of the 1980s, there has been severe price competition in the insurance industry which has resulted in a reduction in the volume of premiums written by the Company in some of its lines of businesses because of its unwillingness to reduce prices to meet competition. In the crop insurance business, the Company competes with other crop insurance companies primarily on the basis of service, supplemental products and commissions to agents.

                  The specialty property and casualty coverages underwritten by the Company may involve greater risks than more standard property and casualty lines. These risks may include a lack of predictability, and in some instances, the absence of a long-term, reliable historical data base upon which to estimate future losses.

                  Pricing in the property and casualty insurance industry is cyclical in nature, fluctuating from periods of intense price competition, which led to record underwriting losses during the early 1980s, to periods of increased market opportunity as some carriers withdrew from certain market segments in the mid 1980s, back to a period of intense competition during the 1990s. This increase in the competitive environment has been one of the principal causes in the Company's declining property and casualty revenues over the past three years.

                  The property and casualty industry has experienced a more rapid growth in policyholders' surplus than in premiums written during the last decade, resulting in substantially reduced operating leverage and, consequently, lower returns on equity. In 1990, the industry ratio of net premiums written to policyholders' surplus was 1.57 to 1.0. By 1999, this ratio decreased to .88 to 1.0. Even with relatively constant operating margins, the industry's return on equity has decreased. This reduction in operating leverage will continue to negatively affect industry and individual company return on equity results unless it returns to historically higher levels.

                  The Company's results also may be influenced by factors influencing the insurance industry generally and which are largely beyond the Company's control. Such factors include (i) weather-related catastrophes;
(ii) taxation and regulatory changes at both the federal and state level;
(iii) changes in industry standards regarding rating and policy forms;
(iv) significant changes in judicial attitudes towards one or more types of liability claims; (v) the cyclical nature of pricing in the industry; and
(vi) changes in the rate of inflation, interest rates and general economic conditions.

                  The Company's results may also be influenced by the rating downgrade by A.M. Best. On November 29, 1999, A.M. Best downgraded the rating of the Insurance Companies from A- to B++. Some agents require an A- or better rating for certain lines of business, particularly some of the Company's better performing property and casualty programs. This rating downgrade will have a negative impact on the Company's ability to write business in the most profitable lines within its Property and Casualty segment. The Company is attempting to address this issue through the proposed sale of Redland to Clarendon. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Redland Insurance Company Subsequent Event" regarding this proposed sale. While this transaction, if completed, will provide the Company with an A rated issuing carrier, it will also increase the company's operating expense levels.

                  The Company's results are significantly impacted by its crop business, particularly its MPCI line. Since the Company's products insure crop prices, yields or both, the Company's results are subject to numerous factors and events that it cannot control. Results from the crop lines are not currently known until the fourth quarter of the year, after crops are harvested and final market prices are established. Crop results are particularly dependent on events beyond the Company's control, notably weather conditions during the crop growing seasons in the states where the Company writes substantial amounts of crop insurance, the market price of grains on various commodity exchanges, overall worldwide supply and demand, the continuing globalization of the crop industry and its effect on the export of crops to other countries and the volatility of crop prices resulting from domestic and foreign policy decisions. Additionally, federal regulations governing aspects of crop insurance are frequently modified, and all such changes may impact the results of the Company's crop insurance business. Forward-looking information set forth herein does not take into account any impact from any adverse weather conditions during the 2000 crop season, or the various other factors noted herein which may affect crop and noncrop operation results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-General."

                  The insurance business is highly regulated and supervised in the states in which the Insurance Companies conduct business. The crop insurance lines are partially subject to state regulation and also are subject to significant additional federal regulation. The regulations relating to the property and casualty and crop insurance business at both the state and federal level are frequently modified and such modifications may impact future insurance operations. See "Regulation."

                  Adverse loss experience for prior years resulted in an increase in loss reserves for the years ended December 31, 1999 and 1998, in the amounts of $44.0 million and $24.2 million, respectively. The establishment of appropriate loss reserves is an inherently uncertain process and it has been necessary, and may be necessary in the future, to revise estimated loss reserve liabilities. See "Loss and Loss Adjustment Reserves," for a further discussion of factors which may, in the future, influence loss reserve estimates.

                  Property and casualty insurance is a capital intensive business and the Company is obliged to maintain minimum levels of surplus in the Insurance Companies in order to continue writing insurance at current levels or to increase its writings, and also to meet various operating ratio standards established by state insurance regulatory authorities and by insurance rating bureaus. The Company continually reviews the surplus needs of the Insurance Companies, and from time to time may determine to seek additional funding. For a discussion of the Company's liquidity and capital resources, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Employees

                  At March 1, 2000 the Company had 426 employees in its Crop Insurance segment, 191 employees in its Property and Casualty Insurance segment and 181 employees that were not allocated to the two segments, for a total of 798 employees. Acceptance believes that relations with its employees are good.

Item 2.  Properties.

                  The following table sets forth certain information regarding the principal properties of the Company:


                                                General                                                    Leased/
Location                                        Character            Size                                  Owned(1)
---------                                       ---------      ----------------                            ------------

Omaha, NE.......................................Office           58,000 sq. ft.                            Leased(2)
Council Bluffs, IA..............................Office          142,000 sq. ft.                            Leased
Council Bluffs, IA..............................Office           33,000 sq. ft.                            Owned
Phoenix, AZ.....................................Office           33,000 sq. ft.                            Assigned(3)
Whitsett, NC....................................Office            7,000 sq. ft.                            Leased
Burlington, NC..................................Office           16,655 sq. ft.                            Subleased (4)
Macon, MO.......................................Office              850 sq. ft.                            Subleased (5)
Scottsdale, AZ..................................Office           27,000 sq. ft.                            Leased(6)
Itasca, IL......................................Office            4,000 sq. ft.                            Leased
Overland Park, KS...............................Office            4,000 sq. ft.                            Leased(7)

---------------
(1) The range of expiration dates for these leases is November 30, 2001 (Omaha), December 31, 2001 with five-year option (Council Bluffs),
          December 31, 2000 (Whitsett), December 31, 2001 (Scottsdale),
         August 31, 2001 (Itasca), and December 31, 2001 (Overland Park).
(2) 21,167 square feet are subleased to a third party. The sublease expires on November 30, 2001.
(3) This lease was assigned to Millers American Group Inc. in September 1999 in conjunction with the sale of Phoenix Indemnity.
(4) 8,300 square feet are subleased to a third party and 8,355 square feet are subleased to another third party. Both subleases expire on November 30, 2000.
(5) 850 square feet are subleased to a third party. The sublease expires on March31, 2000.
(6)      3,840 square feet are subleased to Levy Latham Global LLC.
(7) 2,907 square feet are subleased to a third party. The sublease expires on December 31, 2000.


Item 3.  Legal Proceedings.

                  The Company or one or more of the Insurance Companies are parties to certain legal proceedings which are not ordinary routine litigation incidental to its business. These proceedings are:

                  American Agrisurance, Inc., et al. adv. James M.
Wallace, III, et al. (USDC, ED, Arkansas, No.LR-C-99-669). This action was filed in Arkansas state court on August 17,1999 and removed by the defendants to the United States District Court for the Eastern District of Arkansas. Claimants are five individual Arkansas residents; defendants currently are the Company, American Agrisurance, American Growers and Redland. Claimants seek to represent "all rice farmers, wherever situated, who applied for a 1999 Rice CRCPlus crop insurance policy at the originally offered 3 cents per pound . . . but who were subsequently notified that they would only receive
1.5 cents per pound of supplemental coverage." They claim defendants breached a contract of insurance with each plaintiff and intentionally made false representations in violation of the Arkansas deceptive trade practices statute. Claimants seek compensatory damages, interest, attorneys' fees and "all other appropriate damages or relief." In an Order entered March 10, 2000, the Court denied claimants motion for class certification. Until March 24, 2000 claimants may apply to the United States Court of Appeals for the Eighth Judicial Circuit for permission to immediately appeal from this order. Such an application, however, would not stay this action.

                  Acceptance Insurance Companies Inc., et al. adv. Lawrence I. Batt, P.C. Profit Sharing Plan and Trust (USDC, Nebraska, No. 8:99CV547). This action was filed in the United States District Court for the District of Nebraska on December 29, 1999. Claimant seeks to represent a class consisting of "all persons who purchased Acceptance common stock between March 10, 1998 and November 16, 1999." The Company and two of its officers are the only named defendants. Claimant's sole claim for relief is that defendants failed to disclose material information in violation of federal securities laws, and specifically Rule 10b-5 of the U.S. Securities and Exchange Commission. In essence, the complaint alleges defendants knowingly and intentionally understated the Company's liabilities in order to maintain the market price of the Company's common stock at artificially high levels, and repeatedly made untrue statements of material fact. Claimant seeks compensatory damages, reasonable costs and expenses incurred in this action and "such other and further relief as the Court may deem just and proper."

                  AICI Capital Trust, et al. adv. Barbara Winer Revocable Trust (USDC, Nebraska, No. 8:00CV82). This action was filed in the United States District Court for the District of Nebraska on February 7, 2000. Claimant seeks to represent a class consisting of all persons "who purchased AICI Capital Trust preferred securities on or traceable to the public offering . . . on July 29, 1997 through November 25, 1999." The Company, a business trust established by the Company to issue preferred securities, the Company's Directors and various other individuals, as well as the financial underwriters for the Company's preferred securities, are defendants in this action. The allegations in this action are essentially indistinguishable from the allegations in the Batt action. In the Winer action, Claimant seeks damages in an amount to be determined at trial, costs and expenses in this action, including reasonable attorney fees, and such other and further relief as may be just and proper under the circumstances.

                  The Wallace action is in the discovery phase and the remaining actions remain in their earliest procedural phases. While the Company believes each of these actions is without merit, their ultimate outcome cannot be predicted at this time and the Company currently is unable to determine the potential effect of this litigation on the Company's financial position, results of operations or cash flows. The Company intends to vigorously contest these three lawsuits. As of March 1, 2000 the Company noted published reports of two additional suits which may include allegations substantially similar to the allegations in the Batt and Winer actions. The Company's professional liability insurer has asserted the Company's insurance coverage does not include the acts, errors and omissions alleged in the Wallace action. The Company disputes this assertion.

                  State Insurance Department Proceedings. The insurance departments of Arkansas, Iowa, Louisiana, Mississippi, Missouri and Nebraska participated in a Multi-State Market Conduct Examination with respect to transactions by the Insurance Companies and affiliates during the period from January 1, 1997 through April 5, 1999, particularly regarding the Company's proprietary CRCPlus crop insurance product. The Company resolved all issues raised by the Arkansas Department of Insurance and the Arkansas Attorney General in conjunction with the Spring 1999 sale of CRCPlus in January 2000.
In conjunction with this resolution the Company contributed $750,000 to a fund for the exclusive purpose of providing risk management education and other benefits to rice producers; the Company also agreed to contribute an additional amount of approximately $750,000 to this fund in November, 2000 and an additional $250,000 in February 2001 if it fails to offer a form of supplemental insurance coverage for rice producers.

                  In March, 2000 the Company resolved all issues raised by the Missouri Department of Insurance in conjunction with the Spring 1999 sale of CRCPlus. In conjunction with this resolution the Company paid $50,000 to the Missouri State School Fund.

                  The Company is engaged in an active dialogue with insurance regulatory officials in Louisiana and Mississippi regarding various issues raised by each of those states in conjunction with the Multi-State Market Conduct Examination. The Company does not believe any regulatory proceedings will be initiated by these states, or by insurance regulatory officials in Nebraska or Iowa, nor that any proceedings which might be initiated would be material.

                  Risk Management Agency Proceedings. In June 1999 the Company entered into an agreement with the RMA related to the unforeseen demand for CRCPlus during the 1999 Crop Year. Under the agreement, the Company established a $1 million research and education fund to benefit rice producers, agreed to create a strengthened system of checks and balances and management oversight with respect to its crop insurance operations, and reimbursed the FCIC approximately $1.2 million under the SRA. In conjunction with the Company's settlement with the Arkansas Department of Insurance and Attorney General as described above, the RMA acknowledged that the Company had fulfilled its obligations with respect to the $1 million research and education fund. The Company is required to report annually to the RMA in 2000 and 2001 regarding its strengthened checks and balances and management oversight with respect to crop operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II.

Item 5.  Market for Registrant's Equity and Related Stockholder Matters.

                  The Common Stock is listed and traded on the New York Stock Exchange ("NYSE"). The following table sets forth the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape for the fiscal quarters indicated.

                                                                             High                    Low
                                                                            ------                 -------
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

Year Ended December 31, 1999
  First Quarter............................................................. 20 7/16                13 5/16
  Second Quarter............................................................ 15 11/16               12 1/16
  Third Quarter............................................................. 15 15/16               11 3/4
  Fourth Quarter............................................................ 15 1/8                   4 7/8


As of March 7, 2000, there were approximately 982 holders of record of the Common Stock.

                  The Company has not paid cash dividends to its shareholders during the periods indicated above and does not anticipate that it will pay cash dividends in the foreseeable future. The Company's credit agreement with its lenders prohibits the payment of cash dividends to shareholders. See "Regulation" for a description of restrictions on payment of dividends to the Company from the Insurance Companies; and see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a description of the Company's credit agreement.

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



                                                                                   Years Ended December 31,
                                                       --------------------------------------------------------------------------
                                                         1999(1)         1998(1)         1997(1)         1996(1)         1995(1)
                                                        --------       ---------        --------      ----------       ---------
                                                                     (in thousands, except per share data and ratios)
Income Statement Data:
  Revenues:
    Gross premiums written ......................       $692,941        $700,960        $665,810       $651,060        $537,349
                                                        ========        ========        ========       ========        ========
    Net premiums written ........................       $251,666        $309,492        $335,064       $366,949        $286,183
                                                        ========        ========        ========       ========        ========
    Net premiums earned .........................       $248,712        $328,044        $335,215       $348,653        $271,584
    Net investment income........................         25,064          28,320          28,016         26,491          20,651
    Net realized capital gains  .................         10,203           6,825           7,321          5,216           2,707
    Agency income    ..........................               --              --              --          1,035           2,863
                                                        --------        --------        --------       --------        --------
Total revenues                                           283,979         363,189         370,552        381,395         297,805

  Costs and expenses:
    Losses and loss adjustment
      expenses ...................................       218,789         237,061         213,455        243,257         212,337
    Underwriting and other expenses .............        108,529         104,736          97,109         95,803          72,602
    Agency expenses     ................................      --              --              --          1,024           2,596
 General and administrative expenses  ............         4,592           3,502           2,063          2,015           2,165
                                                        --------        --------        --------       --------       ---------
  Total expenses................................         331,910         345,299         312,627        342,099         289,700
                                                        ---------       --------        --------       --------       ---------
  Operating profit (loss)     ................           (47,931)         17,890          57,925         39,296           8,105

  Other expense:
    Interest expense ...........................         (9,058)          (8,994)         (6,569)        (4,896)         (2,591)
    Other expense, net .........................            (67)            (816)            (51)          (910)           (171)
                                                         --------        --------       ---------      ---------      ----------
    Income (loss) before income taxes
      and cumulative effect of change
      in accounting principle...................         (57,056)          8,080          51,305         33,490           5,343

  Income tax expense (benefit)  .................        (21,436)          2,544          15,992          3,210           1,188
 Cumulative effect of change in
    accounting principle    .......................         (338)             --              --             --              --
                                                       ----------        --------       ---------      --------         -------
  Net income.................................          $ (35,958)        $ 5,536        $ 35,313       $ 30,280         $ 4,155
                                                       ==========        ========       =========      ========         =======

  Net income
    per share:
    - Basic   .................................        $  (2.52)         $   .37        $   2.34           $2.03         $   .28
    - Diluted ..................................          (2.52)             .37            2.30            1.99             .28

GAAP Ratios:
  Loss ratio    .................................         88.0%             72.3%           63.7%           69.7%           78.2%
  Expense ratio    ..............................         43.6%             31.9%           28.9%           27.5%           26.7%
                                                       ---------         ---------       --------        --------       ---------
  Combined loss and expense ratio ..........             131.6%            104.2%           92.6%           97.2%          104.9%
                                                       =========         =========       ========        ========       =========


                                                                               Years Ended December 31,
                                                     ---------------------------------------------------------------------------
                                                          1999           1998             1997             1996            1995
                                                      -----------    -----------       ---------        ---------      ---------

Balance Sheet Data:
  Investments ...................................       $423,618        $489,397        $452,717         $405,926       $368,001
  Total assets................................         1,278,312       1,092,943         979,453          884,380        781,034
  Loss and loss adjustment
    expense reserves .............................       781,377         524,744         428,653          432,173        369,244
  Unearned premiums.............................         127,938         162,037         157,134          140,217        124,122
  Borrowings and term debt   .......................          --          15,000              --           69,000         69,000
  Company-obligated mandatorily
    redeemable Preferred Securities
    of AICI Capital Trust, holding
    solely Junior Subordinated
    Debentures of the Company .....................       94,875          94,875          94,875               --             --
  Stockholders' equity..........................         180,958         236,154         253,670          207,820        177,787

Other Data:
  Statutory Surplus of Insurance
    Companies(2) ...............................         158,551         236,041         238,520          191,455        169,628

__________________

(1) For a discussion of the Company's discontinued lines of business, see "Business-Company Strategy" and "-Business Segments" and for a discussion of the accounting treatment of the Company's MPCI business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-General."

(2) Statutory data has been derived from the separate financial statements of the Insurance Companies prepared in accordance with SAP. The decline in statutory surplus from 1998 to 1999 was partially related to the net loss incurred by the Insurance Companies, the repayment of a $20 million surplus note and $6.0 million dividend payment by Redland.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The following discussion and analysis of financial condition and results of operations of the Company and its consolidated subsidiaries should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere herein.

General

                  The Company continues to focus its emphasis on its crop segment which has recorded operating profits during each of the last six years. The principal lines of the Company's Crop Insurance segment are MPCI, supplemental coverages, and named peril insurance. MPCI is a federally subsidized risk management program designed to encourage farmers to manage their risk through the purchase of insurance policies. MPCI provides farmers with yield coverage for crop damage from substantially all natural perils.
CRC is an extension of the MPCI program which provides farmers with protection from revenue loss caused by changes in crop prices, low yields or both. As used herein, the term MPCI includes CRC, unless the context indicates otherwise. For the year ended December 31, 1999, the Company had a market share of approximately 16% of MPCI business written in the United States.

                  The accounting treatment for MPCI is different than the more traditional property and casualty insurance lines. For income statement purposes, gross premiums written consist of the aggregate amount of MPCI premiums paid by farmers, and does not include any related federal premium subsidies. The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. For income statement purposes, any such profit share earned by the Company, net of the cost of third party reinsurance, is shown as net premiums written, which equals net premiums earned for MPCI business; whereas, any share of losses payable by the Company is charged to losses and loss adjustment expenses. Due to various factors, including timing and severity of losses from storms and other natural perils and crop production cycles, the profit or loss on MPCI premiums is primarily recognized in the second half of the calendar year. The Company relies on loss information from the field to determine (utilizing a formula established by the RMA) the level of losses that should be considered in estimating the profit or loss during this period. Based upon available loss information, the Company has historically recorded an estimate of the profit or loss during the third quarter and then re-evaluated the estimate using additional loss information available. Due to the nature of the CRC product whereby results are influenced by changes in the market prices of various commodities in the fourth quarter and the increasing significance of CRC as a percentage of MPCI, the Company intends to record its initial estimate of the profit or loss for the 2000 crop results in the fourth quarter of 2000.

                  Certain characteristics of the Company's crop business may affect comparisons, including: (i) the seasonal nature of the business whereby profits or losses are generally recognized predominately in the second half of the year; (ii) the nature of crop business whereby losses are known within a one year period; and (iii) the limited amount of investment income associated with crop business. In addition, cash flows from such business differ from cash flows from certain more traditional lines. See "Liquidity and Capital Resources" below. With the Company's increased emphasis on the crop segment, the seasonal and short term nature of the Company's crop business, as well as the impact on the crop business of weather and other natural perils, may produce more volatility in the Company's operating results on a quarter to quarter or year to year basis than has historically been the case.

                  In its Property and Casualty segment, the Company sold its nonstandard automobile business, including Phoenix Indemnity in 1999 and in 2000 reached agreements in principle to transfer its general agency business produced by its Scottsdale office and its transportation business to other carriers. These transactions are part of the Company's strategy in this segment. See "Business-Company Strategy" and " Business-Segments."

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

                  A variety of events, most of which are outside the Company's control, cannot be accurately predicted and may materially impact estimates of future operations. Important among such factors are weather conditions, natural disasters, changes in commodity prices, changes in state and federal regulations, price competition impacting premium levels, changes in tax laws, financial market performance, changes in court decisions effecting coverages and general economic conditions.

                  The Company's results are significantly impacted by its crop business, particularly its MPCI line. Results from the crop lines are not generally known until the fourth quarter of the year, after crops are harvested and final market prices are established. Crop segment results are particularly dependent on events beyond the Company's control, notably weather conditions during the crop growing seasons in the states where the Company writes a substantial amount of its crop insurance, the market price of grains on various commodity exchanges and overall worldwide supply and demand, the continuing globalization of the crop industry and its effect on the export of crops to other countries and the volatility of crop prices resulting from domestic and foreign policy decisions. Additionally, federal regulations governing aspects of crop insurance are frequently modified, and any such changes may impact crop insurance results.

                  Forward-looking information set forth herein does not take into account any impact from any adverse weather conditions during the 2000 crop season, or the various other factors noted above which may affect crop and noncrop operation results. See "Business-Uncertainties Affecting the Insurance Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-General" above for additional information regarding these events and factors.

Results of Operations
Year ended December 31, 1999
Compared to Year ended December 31, 1998

                  The Company's net income decreased from $5.5 million for the year ended December 31, 1998 to a net loss of $36.0 million for the year ended December 31, 1999. The results for 1999 were impacted by a strengthening of the Company's reserves for loss and loss adjustment expense, a reduction in net premiums written in the Company's Property and Casualty segment, an increase in net operating expenses as well as an increase in reinsurance costs in the Company's crop segment, a decline in MPCI profit share, and a decline in investment income. Additionally, certain special and nonrecurring charges affected the comparison of results from 1998 to 1999. Results in 1999 were negatively impacted by charges associated primarily with the divestitures of various lines of property and casualty business. They include severance costs, charges relating to discontinued software development, reduction of certain deferred policy acquisition costs and an increased allowance for doubtful accounts. As part of a retirement agreement, a former employee has the right to put to the Company 274,635 previously issued shares of Common Stock at $15 per share between June 30, 2002 and July 30, 2002. As a result of this redemption feature, the Company has recorded the related redemption amount as temporary equity. Also included in 1999 results are charges associated with the Company's recent and anticipated resolutions of disputes with state regulatory authorities regarding its crop insurance business and the evaluation of strategic and capital alternatives.

                  Historically, the Company has performed an analysis of its loss and loss adjustment expense reserves quarterly, and has conducted an analysis, in conjunction with its independent actuary, as of September 30 of each year that includes an actuarial study by its independent actuary. This study indicated a significant increase in the number of claims incurred by the Company but not previously reported (IBNR) at September 30, 1999. The increase in previously unreported claims was principally under policies covering the 1990 through 1995 accident years, and primarily were new construction defect claims reported under general liability policies insuring contractors in the state of California. To a lesser extent, the Company also experienced an increase in reported claims for the 1998 year in its commercial automobile lines.

                  California construction defect claims increased as a result of the 1995 California Supreme Court decision in Montrose Chemical Corporation
 vs. Admiral Insurance Company. In that decision, the Court adopted the "continuous trigger" theory of insurance coverage for third party cases involving claims of continuous, progressive or deteriorating bodily injury or property damage. Under this theory, the timing of the insured's act which allegedly caused the accident, event or condition resulting in a claim is largely immaterial. As long as the potential damages remain outstanding, all of the contractor's or subcontractor's successive policies potentially may provide coverage. Thus, the Court's Montrose decision created a whole new basis for coverage under years of previously issued policies. Beginning in 1996, the Company altered its underwriting criteria for construction risks and began endorsing policies exposed to these types of continuous exposures in order to avoid coverage for conditions which existed prior to the inception of Company policies. Primarily as a result of the unexpected increase in claims from the 1990 through 1995 accident years, the Company increased its loss reserves during 1999 for 1998 and prior years by approximately $44.0 million.

                  In February 1999, the Company announced a restructuring of its Property and Casualty segment in which approximately one-third of its property and casualty gross written premiums for 1998 were discontinued. As a part of this restructuring, the Company ceded the unearned premium from its discontinued lines, as well as new premiums written during the run-off of the discontinued lines, to an independent reinsurer. Additionally, the Company sold its nonstandard automobile business, including Phoenix Indemnity, in September 1999. Accordingly, during the year ended December 31, 1999, the Company's property and casualty net earned premiums declined by approximately 23% as compared to 1998. While the Company reduced operating expenditures in conjunction with the reduced premium writings, the Company's property and casualty underwriting expense ratio increased from 33.7% in 1998 to 39.7% in 1999. The increase primarily resulted from costs totaling approximately $9.0 million relating primarily to the divestitures of various lines of property and casualty business. The Company expects further reductions in its Property and Casualty segment net written premiums in 2000 as a result of these and other divestitures and premium transfer transactions.

                  The Company experienced increased demand for its crop segment products during 1999 as compared to 1998, particularly products sold under the federally subsidized Multi-Peril Crop Insurance (MPCI) program and the Company's proprietary CRCPlus product. During 1999, the Company's MPCI premiums increased to approximately $365 million from $274 million in 1998.
The Company's preliminary estimate of the MPCI premium for 2000 is $392 million based on field reports and early applications. The actual amount of MPCI premium will not be known until final acreage reports are received in the third quarter. Accordingly, the actual amount of MPCI premium for 2000 may vary substantially from the preliminary estimate. In 1999 the Company's net expenses as a percentage of written premiums increased from 1998 to 1999 due to a decrease in the rate at which the Company is reimbursed by the federal government for the expenses of operating its MPCI program. In 1998 the Company's reimbursement rate was approximately 24.7%, while in 1999 this reimbursement rate fell to 21.6%. Due to competitive pressures, the Company was unable to pass any of this expense reduction along to its agents as agents' commissions remained relatively constant. The Company does not expect a similar reduction in its expense reimbursements from the federal government during the 2000 crop year, but a change in the Company's mix of business could result in a reduction in its total reimbursement rate for the 2000 crop season.

                  The increased demand for the Company's proprietary CRCPlus product in 1999 exceeded the Company's traditional reinsurance program. Five factors generally contributed to this demand: steadily declining commodity prices during the primary sales season, increased federal subsidies for purchasers of crop insurance, rapid market acceptance of this product for newly offered specialty crops, a technical error in the quoting software for one specialty crop which understated the applicable premium for that crop, and disproportionately high coverage levels for certain crops. As a result, the Company elected to close its sales season early and limit available coverage for some crops. The Company experienced additional costs in 1999 of $1.5 million in the placement of its quota share reinsurance program for CRCPlus. The Company also experienced higher operating expenses associated with the early sales closing for it CRCPlus product. These expenses totaled $5.4 million for 1999.

                  The Company ceded a portion of the profit share related to approximately $35.0 million of its retained premiums under the MPCI program for 1999 to reinsurers participating in its overall crop reinsurance programs. The Company expects to continue to cede portions of its premiums under MPCI program in the future in order to secure the required reinsurance capacity for its crop programs and currently estimates ceding approximately $79 million of such premiums for the 2000 crop year. Additionally, in order to maintain its aggregate retained risk near historic levels, the Company's excess reinsurance costs increased by $8.2 million during 1999 as compared to 1998. The Company expects $7.5 million of these additional excess reinsurance costs to continue each year for up to seven years in the future. The Company has obtained a letter of credit to secure the expected future ceded premiums.

                  During 1999 the Company earned a profit share of $40.1 million on its MPCI retained pool of approximately $246.1 million while in
1998 the Company earned a profit share of $49.1 million on $196.5 million retained premium pool. Also, in 1999 and 1998, the Company recorded additional profit share relating to previous years of approximately $.8 million and $4.0 million, respectively.
                  The decreases in operating profits from $33.9 million in 1998 to $0.8 million in 1999 were primarily attributable to the decrease in reimbursement rate, increase in reinsurance costs, the higher operating costs and less profit share.
                  The Company's net investment income declined from approximately $28.3 million for the year ended December 31, 1998 to $25.1 million for 1999. This decline in the investment income of the Company was affected by a decline in the size of the average outstanding portfolio of the Company from $498 million during the year ended December 31, 1998 to $473 million for 1999. In addition, the yield on the portfolio declined from 5.7% during the year ended December 31, 1998 to 5.3% for 1999. This decrease in yield primarily resulted from several of the Company's higher yielding preferred stock investments being called and a decrease in the Company's mortgage backed security portfolio. The mortgage backed securities were on average, $23 million less for 1999 versus 1998 as the Company reduced both the interest rate risk and the investment yield on its mortgage backed portfolio through the elimination of substantially all of its inverse floating rate collateralized mortgage obligations. Net realized gains approximated $10.2 million for the year ended December 31, 1999 as compared to $6.8 million 1998.

Year Ended December 31, 1998
Compared to Year Ended December 31, 1997


               The Company's net income decreased 84.3% from $35.3 million in the year ended December 31, 1997 to $5.5 million in the year ended December 31, 1998. The Company's operating income decreased 69.1% from $57.9 million in the year ended December 31, 1997 to $17.9 million in the year ended December 31, 1998. These deteriorating results occurred due to a decline in the Company's net premiums earned, an increase in the Company's incurred losses and loss adjustment expenses, an increase in the Company's underwriting and general and administrative expenses, an increase in the Company's interest expenses, and a decrease in the Company's net realized capital gains. These negative results were primarily a result of the failure of the Company's property and casualty operations to achieve underwriting profitability, whereas the Company's crop insurance operations were able to meet or exceed profitability expectations for the fifth consecutive year.

                  During 1998, as in 1997, the Company's goal in its Property and Casualty segment was to improve underwriting results through an emphasis on profitable lines, modification of marginal lines, and a discontinuation of unprofitable lines. By the fourth quarter of 1998, it became clear that this process was not meeting the Company's goals for underwriting profitability, and therefore, the Company undertook substantial restructuring of its property and casualty operations in order to focus on profitable lines of specialty business generated by its general agents and program managers. This restructuring eliminated approximately $151.0 million in annual gross written premiums from lines of business the Company believed had developed into commodity insurance products no longer meeting the criteria of its core specialty business. As part of the property and casualty operations restructuring, the Company entered into discussions for sale of some discontinued business, most notably the nonstandard automobile business, and entered into reinsurance agreements transferring the runoff of the remaining discontinued lines to reinsurers. The Company also strengthened its loss and loss adjustment reserves primarily due to continued unexpected development, principally on the discontinued lines of business. As part of the restructuring plan, the Company recorded an after tax charge in the fourth quarter of 1998 of approximately $23.3 million. Before the charges associated with the restructuring, the Company's net income for 1998 was $28.8 million. In addition to the nonstandard automobile business, the Company discontinued several product lines including coverages for certain specialty automobile lines, aviation, and complex general liability risks.

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

                  The Company's charges for general and administrative expenses increased from $2.1 million in 1997 to $3.5 million during 1998. The principal component of this increase was a $1.1 million charge recorded in 1998 related to the valuation of its nonstandard automobile subsidiary that is being held for sale.

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

                  The Company's net income was also negatively impacted by an increase in the Company's interest expense of 36.9% from $6.6 million during the year ended December 31, 1997 to $9.0 million during the year ended
December 31, 1998. The increase in interest expense was a result of both an increase in the Company's average outstanding borrowings from $81.6 million during the twelve months ended December 31, 1997 to $100.0 million for the twelve months ended December 31, 1998, and an increase in the average interest rate from 8.1% during 1997 to 9.0% during 1998. The increased borrowings were used to add statutory surplus to the insurance Company's subsidiaries as well as to repurchase shares of the Company's stock under the Company's Stock Repurchase Program approved by the Board of Directors in May, 1998. During the remainder of 1998, the Company repurchased one million shares of the Company's stock at a cost of approximately $22.1 million. The Company funded these repurchases using available cash and $15 million of borrowings under its revolving credit facility. The increase in the Company's average interest rate resulted from the issuance of $94.875 million in trust preferred securities and the retirement of the Company's outstanding bank debt during the third quarter of 1997.

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

                  In December 1999, the Company received a $20 million surplus note payment from one of its insurance subsidiaries. The Company currently holds two surplus notes, each in the amount of $20 million, issued by two of its insurance company subsidiaries, bearing interest at the rate of 9% per annum payable quarterly. Although repayment of all or part of the principal of these surplus notes requires prior insurance department approval, no prior approval of interest payment is currently required.

                  Under the American Agrisurance profit sharing agreement, American Agrisurance receives up to 50% of the crop insurance profit after certain expenses and a margin retained by the Insurance Companies based upon a formula established by the Company and approved by the Nebraska Department of Insurance. If the calculated profit share is negative, such negative amounts are carried forward and offset future profit sharing payments. These amounts are distributed from time to time in the form of a dividend to the Company.
In 1999 there was no profit sharing distribution.

                  Dividends from the Insurance Companies are regulated by the regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to parent companies to certain statutorily approved limits. In 2000, the statutory limitation on dividends from the Insurance Companies to the Company without further insurance departmental approval is approximately $7.4 million. If the proposed transactions related to the proposed sale of Redland are completed, the Company expects that the statutory limitation on dividends from the Insurance Companies to the Company without further insurance department approval will increase to approximately $21.8 million for the remainder of 2000. This anticipated increase would result from the additional dividends that are expected to be available from American Growers if these proposed transactions are completed. See "Business-Regulation."

            The Company is currently a party to a tax sharing agreement with its subsidiaries, under which such subsidiaries pay the Company amounts in general equal to the federal income tax that would be payable by such subsidiaries on a stand-alone basis.

            In 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the "Issuer Trust") issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). The Company owns all of the common securities (the "Common Securities") of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust's assets. The assets of the Issuer Trust consist solely of the Company's 9% Junior Subordinated Debentures due 2027 which were issued in 1997 in an amount equal to the Preferred Securities and the Common Securities. Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemptive provisions, all described in the Junior Debenture Indenture. At December 31, 1999, the Company had $94.875 million outstanding at a weighted average interest cost of 9.2%.

                  As of December 31, 1999, the Company maintains a credit facility (the "Credit Facility") with its bank lenders in the amount of $31.4 million, pursuant to a revised credit agreement (the "Credit Agreement") that the Company entered into with Comerica Bank as the new agent bank and U.S.
Bank and First National Bank of Omaha as participating banks. The Credit Facility provides for a $31.4 million line of credit, on a fully collateralized basis. The entire amount of the line of credit was used for the issuance of an outstanding letter of credit relating to reinsurance coverage on certain crop insurance products. The Credit Facility contains covenants that do not permit the payment of dividends by the Company, requires the Company to maintain certain operating and debt service coverage ratios, requires maintenance of specific levels of surplus and requires the Company to meet certain tests established by the regulatory authorities.

                  The Company is currently negotiating a new credit facility with Comerica Bank, as agent bank, to replace the existing credit agreement. The Company expects that the amount of the new credit facility will be the same as the existing credit agreement and will be used for the same purpose as the existing credit agreement. Therefore, no new borrowings are expected to be available under the new credit facility. Although a definitive agreement has not been reached, the Company expects that the new credit facility will not require the Company to pledge the stock of Redland and Acceptance nor restrict the payment of dividends. Also, the Company does not anticipate that the new credit facility will contain financial maintenance covenants similar to the existing credit agreement. The Company anticipates that the new credit facility will be entered into on or before March 31, 2000.

                  The Company believes that the $20 million surplus note payment to it in December 1999 by one of its insurance subsidiaries and the transfer of $20 million from one of its property and casualty insurance subsidiaries to American Growers in December of 1999 in the form of a surplus note have provided for the short-term capital needs of the Company. The Company, however, continually reviews its capital needs and the surplus needs of the Insurance Companies and from time to time may seek additional funding which may include, among other things, an account receivable financing at the Insurance Companies level, arranging a new bank line of credit, a placement of equity or debt securities, or the disposition or acquisition of certain lines of property and casualty operations to satisfy liquidity needs that may arise in the future.

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

                  Cash flows from the Company's crop business differs in certain respects from cash flows associated with more traditional property and casualty lines. MPCI premiums are not received from farmers until the covered crops are harvested, and when received are remitted within approximately
30 days of receipt by the Company in full to the government. Covered losses are paid by the Company during the growing season as incurred, with such expenditures reimbursed by the government within three business days. Policy acquisition and administration expenses are paid by the Company as incurred during the year. The Company periodically throughout the year receives a payment in reimbursement of its policy acquisition and administration expenses.

                  The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. Commencing with the 1997 year, the Company receives a profit share in cash, with 60% of the amount in excess of 17.5% of its MPCI Retention (as defined in the profit sharing agreement) in any year carried forward to future years, or it must pay its share of losses. Prior to the 1997 year, the amount carried forward to future years was any amount in excess of 15% of its MPCI retention. The Company received $51.5 million in payments under the MPCI program in March of 1999. The Company is expecting to receive a net payment of approximately $61.6 million under the MPCI program in March of 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations General" above for additional information regarding the effects of the seasonal nature of the crop business on the Company's cash flow.

Changes in Financial Condition

                   The Company's stockholders' equity decreased by approximately $55.2 million at December 31, 1999 as compared to December 31, 1998. The principal components of this decrease were a net loss of $36.0 million during 1999 and a decrease in the value of the Company's investment portfolio causing the unrealized gain on available-for-sale securities, net of tax, to decrease from $5.3 million at December 31, 1998 to a $12.6 million unrealized loss at December 31, 1999. This change in the unrealized gain on available-for-sale securities was attributable to a decline in the unrealized gain in the Company's fixed maturity and equity securities.

Consolidated Cash Flows

                  Cash used by operating activities was $20.9 million for the year ended December 31, 1999 compared to cash provided from operations for the same period in 1998 of $34.0 million. This decrease in cash flow from period to period was a result of profit sharing payments received from the federal government under the Company's MPCI crop insurance program of $57.0 million in 1998 compared to $51.5 million in 1999, $19.3 million in payments made during 1999 related to reinsurance on the Company's discontinued lines of business, and declining premium volume in the Company's Property and Casualty segment.

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

                  At December 31, 1999, the Company had $259.3 million of fixed maturity investments and mortgage loans and $25.1 million of marketable equity securities that were subject to market risk. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk. In addition, the Company has the ability to hold its fixed maturity investments until maturity and therefore would not expect to realize a material adverse impact on income or cash flows.

                  The Company's Preferred Securities of $94.875 million at December 31, 1999, mature in August 2027 and are redeemable at the Company's option in September 2002. The Company will continue to monitor the interest rate environment and evaluate refinancing opportunities as the redemption and maturity date approaches.

                  The Company uses two models to analyze the sensitivity of its market risk assets and liabilities. For its fixed maturity securities, mortgage loans and mandatorily redeemable Preferred Securities, the Company uses duration modeling to calculate changes in fair value. For its marketable equity securities, the Company uses a hypothetical 20% decrease in the fair value of these securities. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because fair values of securities may be affected by credit concerns of the issuer, prepayment speeds, liquidity of the security and other general market conditions. The sensitivity analysis duration model used by the Company produces a loss in fair value of $13.6 million on its fixed maturity securities and mortgage loans and a gain in fair value of $6.3 million on its mandatorily redeemable Preferred Securities, based on a 100 basis point increase in interest rates. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produces a loss in fair value of $5.0 million.

Redland Insurance Company Subsequent Event

         In January 2000, the Company announced an agreement in principle for the sale of Redland to Clarendon. The proposed transaction includes the appointment of other Company subsidiaries as the exclusive producer and administrator of Redland for the business the Company currently writes through Redland. The Company would also reinsure certain portions of the business written by Redland in the future and the Company and Clarendon would jointly develop additional specialty program business. The proposed sale would be a cash transaction based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries to The Redland Group, Inc. The Company does not expect to realize a significant gain or loss from the proposed transaction which is expected to close during the second quarter of 2000. The Company may retain an option to repurchase Redland under certain circumstances. Upon closing, Redland is expected to cede most of its business to Clarendon which maintains the rating of A (Excellent) rating from A.M. Best.

         The Company is pursuing the proposed transaction as part of its overall strategy to focus its property and casualty operations on core lines of profitable specialty business and to meet the requirements of current and future agents and customers for insurance products issued by an insurance company that is rated A- or better by A.M. Best. The Company and Clarendon have entered into an interim agreement that allows Redland to issue policies with Clarendon endorsements. The Company has no reason to believe that the proposed sale of Redland will not be completed. If, however, the proposed sale is not completed, the Company intends to seek other agreements with Clarendon, similar to the interim agreements, in order to retain the A rating on the policies.

Year 2000

        The Year 2000 issue is the result of computer programs and microcontrollers which recognize only two digits rather than four to identify the year. Any computer program or microcontroller that has a date sensitive function might have recognized a date of "00" as the year 1900 rather than the year 2000. If not corrected, this could cause computers and other devices dependent upon microcontrollers to fail or perform miscalculations.

         The Company identified its information technology ("IT") systems requiring modification to be Year 2000 compliant and implemented a corrective plan to make necessary modifications to, and to test, the Company's IT systems for Year 2000 compliance. The Company also reviewed its Non-IT systems which rely on microprocessors, such as copiers, fax machines, telephone equipment and mail room equipment and made, or required lessors and other providers to make, all of its Non-IT systems Year 2000 compliant. As of the date of this report, the Company's IT and Non-IT systems have functioned normally at all times prior and subsequent to January 1, 2000. None of the Company's material relationships with third parties have been disrupted by the advent of year
2000 as of the date of this report.

         The Company has conducted a comprehensive review of potential claims related to Year 2000 issues which might be submitted in conjunction with policies of insurance underwritten by the Insurance Companies. Although the Company has concluded Year 2000 exposures are not covered under its existing insurance policies, the Company acted to eliminate, reduce or mitigate potential claims for coverage of Year 2000 exposures through the use of exclusionary language, new underwriting procedures and pricing practices, withdrawal from certain classes of business, and establishment of a specialized unit within its claims department to respond to such claims. The Company is not aware of any claims reported to it alleging coverage for losses caused by the advent of year 2000 as of the date of this report.

                  It is possible, however, that the full impact of the date change has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur at month, quarterly, or year end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers or third parties on which the Company relies are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers or third parties on which the Company relies.

                  Prior to December 31, 1999 the Company expensed costs of approximately $2.9 million relating to the Year 2000 issue.

Class Action Suits
                  The Company is a defendant in three class-action lawsuits. One case was filed in August 1999 in the Arkansas United States District Court where the plaintiffs assert the Company made false representations and engaged in deceptive trade practices related to the Company's 1999 CropRevenue CoveragePlus(R) coverage for rice. The plaintiffs seek compensatory damages, interest, attorney fees and all appropriate damages or relief. The District Court denied plaintiffs' request for class action status on March 10, 2000.

                  In December 1999, the Company was sued in the Nebraska United States District Court where the plaintiffs allege the Company knowingly and intentionally understated the Company's liabilities in order to maintain the market price of the Company's common stock at artificially high levels and made untrue statements of material fact. The plaintiffs seek compensatory damages, interest, costs and attorney fees. In February 2000, the Company was sued in the Nebraska United States District Court where the plaintiffs allege the Company intentionally understated the Company's liabilities in order to maintain the market price of the Company's Redeemable Preferred Securities at artificially high levels and made untrue statements of material fact. The plaintiffs seek money damages, costs and attorney fees. As of March 1, 2000 the Company noted published reports of two additional suits which may include allegations substantially similar to the allegations in the two suits now pending in the Nebraska United States District Court.

                  While the Company believes each of these actions are without merit, the ultimate outcome of this litigation cannot be predicted at this time and the Company currently is unable to determine the potential effect on the Company's financial position, results of operations or cash flows. The Company intends to vigorously contest the pending lawsuits and all similar suits.

Recent Statement of Financial Accounting Standards
                  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not completed the process of evaluating the impact of the adoption of SFAS No. 133 on the Company's consolidated financial statements.

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

                                    PART III.
Item 10.  Directors and Executive Officers of the Registrant.
                  The information required by Item 10 with respect to the Registrant's executive officers and directors will be set forth in the Company's 2000 Proxy Statement which will be filed within 120 days of the Company's year end and is incorporated herein by reference.


Item 11.  Executive Compensation

                  The information required by Item 11 will be set forth in the Company's 2000 Proxy Statement which will be filed within 120 days of the Company's year end and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                  The information required by Item 12 will be set forth in the Company's 2000 Proxy Statement which will be filed within 120 days of the Company's year end and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

                  The information required by Item 13 will be set forth in the Company's 2000 Proxy Statement which will be filed within 120 days of the Company's year end and is incorporated herein by reference.

                                    PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

               (a) The following documents are filed as a part of this Report:

                         1. Financial Statements. The Company's audited Consolidated Financial Statements for the years ended December 31, 1999 and 1998 consisting of the following:

                               Independent Auditors' Report
                               Consolidated Balance Sheets
                               Consolidated Statements of Operations
                               Consolidated Statements of Stockholders' Equity Consolidated Statements of Cash Flows
                               Notes to Consolidated Financial Statements

                         2.  Financial Statement Schedules

                               Schedule II. Condensed Financial Information of Registrant
                               Schedule V.  Valuation Accounts

                         3.  The Exhibits filed herewith are set forth in the
                             Exhibit Index attached hereto.


               (b) The following Current Reports on Form 8-K have been filed during the last fiscal quarter of the period covered by this Report:


Item                     Financial Statements               Date of
                         Filed                              Report

Item 5. Other Events.    No                                 November 29, 1999


Item 5. Other Events.    No                                 December 15, 1999

Item 5. Other Events.    No                                 December 22, 1999







                          INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements for the
  Years Ended December 31, 1999 and December 31,
  1998:



  Independent Auditors' Report
  Consolidated Balance Sheets
  Consolidated Statements of Operations
  Consolidated Statement of Stockholders' Equity
  Consolidated Statements of Cash Flows
  Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Acceptance Insurance Companies Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Acceptance Insurance Companies Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Acceptance Insurance Companies Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for guaranty-fund and other insurance-related assessments included in liabilities as of January 1, 1999.




/s/ DELOITTE & TOUCHE LLP


Omaha, Nebraska
February 28, 2000



ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (dollars in thousands except share data)
DECEMBER 31, 1999 AND 1998
_____________________________________________________________________________________________________________________________

ASSETS                                                                                                  1999            1998
Investments:
  Fixed maturities available-for-sale, at fair value (Note 2)                                       $250,389        $337,107
  Marketable equity securities available-for-sale, at fair value (Note 2)                             25,081          71,687
  Mortgage loan                                                                                        8,914           9,549
  Real estate                                                                                          3,182           3,300
  Short-term investments, at cost, which approximates market                                         104,702          67,754
  Restricted short-term investments, at cost, which approximates market (Note 1)                      31,350               -
                                                                                                    ---------      ---------
                                                                                                     423,618         489,397
Cash                                                                                                   2,579           6,897
Receivables, net (Note 5)                                                                            177,296         169,071
Income tax receivable                                                                                 14,177          16,880
Reinsurance recoverable on unpaid losses and loss adjustment expenses                                502,537         238,769
Prepaid reinsurance premiums                                                                          54,888          76,663
Property and equipment, net of accumulated depreciation of $15,242
  and $12,328                                                                                         18,723          16,425
Deferred policy acquisition costs                                                                     17,495          25,433
Excess of cost over acquired net assets                                                               28,515          33,363
Deferred income tax (Note 6)                                                                          27,387           6,901
Other assets                                                                                          11,097          13,144
                                                                                                    ---------      ----------

                                                                                                  $1,278,312      $1,092,943
                                                                                                  ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss adjustment expenses (Note 7)                                                      $  781,377        $524,744
Unearned premiums                                                                                    127,938         162,037
Amounts payable to reinsurers                                                                         49,224          35,840
Accounts payable and accrued liabilities                                                              41,400          24,293
Bank borrowings (Note 8)                                                                                   -          15,000
Company-obligated mandatorily redeemable Preferred Securities of AICI Capital Trust,
  holding solely Junior Subordinated Debentures of the Company (Note 9)                               94,875          94,875
                                                                                                  -----------      ----------
           Total liabilities                                                                       1,094,814         856,789

Common stock subject to redemption (Note 13)                                                           2,540               -

Commitments and contingencies (Notes 10 and 11)

Stockholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized, none issued                                  -               -
  Common stock, $.40 par value, 40,000,000 shares authorized;
    15,494,334 and 15,466,860 shares issued                                                            6,198           6,187
  Capital in excess of par value                                                                     198,932         198,657
  Accumulated other comprehensive income (loss), net of tax                                         (12,568)           5,305
  Retained earnings                                                                                   17,212          52,281
  Common stock subject to redemption (Note 13)                                                       (2,540)               -
  Treasury stock, at cost, 1,209,520 shares (Note 12)                                               (26,047)        (26,047)
  Contingent stock, 20,396 shares                                                                      (229)           (229)
                                                                                                   ----------      ---------
           Total stockholders' equity                                                                180,958         236,154
                                                                                                   ----------      ---------

                                                                                                  $1,278,312      $1,092,943
                                                                                                  ===========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE DATA)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------

                                                                                             1999            1998            1997
Revenues:
  Insurance premiums earned (Note 7)                                                     $248,712        $328,044        $335,215
  Net investment income (Note 2)                                                           25,064          28,320          28,016
  Net realized capital gains                                                               10,203           6,825           7,321
                                                                                         ---------       --------       ---------
                                                                                          283,979         363,189         370,552
                                                                                         ---------       --------       ---------
Costs and expenses:
  Cost of revenues:
    Insurance losses and loss adjustment expenses (Note 7)                                218,789         237,061         213,455
    Insurance underwriting expenses                                                       108,529         104,736          97,109
  General and administrative expenses                                                       4,592           3,502           2,063
                                                                                         ---------       ---------      ---------
                                                                                          331,910         345,299         312,627
                                                                                        ----------       ---------      ---------
           Operating profit (loss)                                                       (47,931)          17,890          57,925
                                                                                        ----------       ---------      ---------

Other income (expense):
  Interest expense                                                                        (9,058)         (8,994)         (6,569)
  Loss on investee (Note 4)                                                                     -           (704)           (209)
  Other, net                                                                                 (67)           (112)             158
                                                                                         ---------       ---------      ----------
                                                                                          (9,125)         (9,810)         (6,620)
                                                                                        ----------       ---------      ----------
           Income (loss) before income taxes and cumulative effect
             of change in accounting principle                                           (57,056)           8,080          51,305

Income tax expense (benefit) (Note 6):
  Current                                                                                (11,645)         (7,248)          15,164
  Deferred                                                                                (9,791)           9,792             828
                                                                                        ----------        --------      ---------
                                                                                         (21,436)           2,544          15,992
                                                                                        ----------        --------      ----------

Income (loss) before cumulative effect of change in accounting principle                 (35,620)           5,536          35,313

Cumulative effect of change in accounting principle (Note 1)                                (338)               -               -
                                                                                        ----------        ---------     ----------

           Net income (loss)                                                            $(35,958)          $5,536         $35,313
                                                                                        ==========       ==========      =========

Income (loss) per share:
  Basic:
    Income (loss) before cumulative effect of change in accounting principle              $(2.50)           $0.37           $2.34
    Cumulative effect of change in accounting principle                                    (0.02)               -               -
    Net income (loss)                                                                      (2.52)            0.37            2.34
  Diluted:
    Income (loss) before cumulative effect of change in accounting principle               (2.50)            0.37            2.30
    Cumulative effect of change in accounting principle                                    (0.02)               -               -
    Net income (loss)                                                                      (2.52)            0.37            2.30

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
---------------------------------------------------------------------------

                                                                                Accumulated
                                                                                Other                  Retained
                                Common                         Capital in       Comprehensive          Earnings
                                Shares          Common         Excess of        Income/(Loss),         (Accumulated
                                Issued          Stock          Par Value        Net of Tax             Deficit)
Balance at January
 1, 1997                        15,257          $6,103         $196,090         $ (1,476)              $ 11,432

  Net income                        -                -                -                -                 35,313
  Change in unrealized
  gain (loss) on
  available-for-sale
  securities, net of
  income taxes of $(4,502)
  (Note 18)                         -                -                -            8,361                      -

    Total comprehensive
    income

  Contingent share
   settlement related to
   Redland acquisition              -                -                -                -                      -
  Issuance of common
  stock under employee
  benefit plans                    164              65            1,990                -                      -
  Purchase of
   treasury stock                   -                -                -                -                      -
                                -------         --------       ---------        ---------              ---------

Balance at December
31, 1997                        15,421           6,168          198,080            6,885                 46,745

  Net income                        -                -                -                -                  5,536
  Change in unrealized
  gain (loss) on
  available-for-sale
  securities, net of
  income taxes of $851
  (Note 18)                         -                -                -           (1,580)                     -

    Total comprehensive
       income

  Issuance of common
  stock under employee
  benefit plans                     46              19              577                -                      -
  Purchase of
   treasury stock                   -                -                -                -                      -
                                -------         --------       ---------        ---------              ---------
Balance at December
31, 1998                        15,467           6,187          198,657            5,305                 52,281

  Net loss                          -                -                -                -                (35,958)
  Change in unrealized
  gains (loss) on
  available-for-sale
  securities, net of
  income taxes of $9,624
  (Note 18)                         -                -                -          (17,873)                     -

    Total comprehensive
     income

  Issurance of common
  stock under employee
  benefit plans                     27              11              275                -                      -
  Common stock subject
  to redemption                     -                -                -                -                    889
                                -------         --------       ---------        ---------              ---------

Balance at December
31, 1999                        15,494          $6,198         $198,932         $(12,568)              $ 17,212
                                =======         ========       =========        =========              ========



ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
---------------------------------------------------------------------------

                                                       Common
                                                       Stock                                                       Total
                                                       Subject to          Treasury            Contingent          Stockholders'
                                                       Redemption          Stock               Stock               Equity

Balance at January
 1, 1997                                               $     -             $ (1,629)           $(2,700)            $207,820

  Net income                                                 -                    -                  -               35,313
  Change in unrealized
  gain (loss) on
  available-for-sale
  securities, net of
  income taxes of $(4,502)
  (Note 18)                                                  -                    -                  -                8,361
                                                                                                                   ---------
     Total comprehensive
       income                                                                                                        43,674
                                                                                                                   ---------
  Contingent share
   settlement related to
   Redland acquisition                                       -               (1,611)             2,471                  860
  Issuance of common
  stock under employee
  benefit plans                                              -                    -                  -                2,055
  Purchase of
   treasury stock                                            -                 (739)                 -                 (739)
                                                       ---------           ---------           ---------           ---------

Balance at December
31, 1997                                                     -               (3,979)              (229)             253,670

  Net income                                                 -                    -                  -                5,536
  Change in unrealized
  gain (loss) on
  available-for-sale
  securities, net of
  income taxes of $851
  (Note 18)                                                  -                    -                  -               (1,580)
                                                                                                                   ----------
    Total comprehensive
       income                                                                                                         3,956
                                                                                                                   ----------
  Issuance of common
  stock under employee
  benefit plans                                              -                    -                  -                  596
  Purchase of
   treasury stock                                            -              (22,068)                 -              (22,068)
                                                       ---------           ---------           ---------           ----------
Balance at December
31, 1998                                                     -              (26,047)              (229)             236,154

  Net loss                                                   -                    -                  -              (35,958)
  Change in unrealized
  gains (loss) on
  available-for-sale
  securities, net of
  income taxes of $9,624
  (Note 18)                                                  -                    -                  -              (17,873)
                                                                                                                   ---------
    Total comprehensive
     income                                                                                                         (53,831)
                                                                                                                   ---------
  Issurance of common
  stock under employee
  benefit plans                                              -                    -                  -                  286
  Common stock subject
  to redemption                                         (2,540)                   -                  -               (1,651)
                                                       ---------           ---------           ---------           ---------

Balance at December
31, 1999                                               $(2,540)            $(26,047)           $  (229)            $180,958
                                                       =========           =========           =========           =========






The accompanying notes are an integral part of the consolidated financial statements.


ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            1999             1998            1997
Cash flows from operating activities:
  Net income (loss)                                                                       $(35,958)       $   5,536       $ 35,313
  Adjustments to reconcile net income (loss) to net cash from operating activities:
    Depreciation and amortization                                                            5,868            5,554          4,523
    Deferred tax expense                                                                    (9,791)           9,792            828
    Loss on investee                                                                             -              704            209
    Policy acquisition costs incurred                                                      (73,060)         (85,106)       (84,000)
    Amortization of deferred policy acquisition costs                                       76,558           90,001         83,109
    Realized capital gains                                                                 (10,203)          (6,825)        (7,321)
    Increase (decrease) in cash attributable to changes in assets and liabilities:
      Receivables                                                                          (31,419)           7,189        (47,982)
      Income tax receivable                                                                  2,703          (12,347)           552
      Reinsurance recoverable on unpaid losses and loss adjustment expenses               (263,768)         (73,222)        19,874
      Prepaid reinsurance premiums                                                          21,775          (23,455)       (17,068)
      Losses and loss adjustment expenses                                                  282,650           96,091         (3,520)
      Unearned premiums                                                                    (18,820)           4,903         16,917
      Amounts payable to reinsurers                                                         13,384           17,885          7,798
      Accounts payable and accrued liabilities                                              17,937           (2,873)         2,153
    Other, net                                                                               1,293              131         (1,236)
                                                                                          ---------       ----------      ---------
           Net cash from operating activities                                              (20,851)          33,958         10,149
                                                                                          ---------       ----------      ---------

Cash flows from investing activities:
  Proceeds from sales of investments available-for-sale                                    234,287          163,064        206,075
  Proceeds from sales of short-term investments                                             19,882                -              -
  Proceeds from maturities of investments available-for-sale                                46,085          113,157        102,470
  Proceeds from maturities of short-term investments                                         8,274            5,344         27,633
  Proceeds from sale of Phoenix Indemnity, net of cash sold                                 21,591               -               -
  Proceeds from sale of Major Realty Corporation                                                 -            8,479              -
  Purchases of investments available-for-sale                                             (196,101)        (273,338)      (343,089)
  Purchases of short-term investments                                                      (27,375)          (5,258)       (20,606)
  Increase in restricted short-term investments                                            (31,350)               -              -
  Other, net                                                                                (6,826)          (4,428)        (9,158)
                                                                                          ---------       ----------      ---------
           Net cash from investing activities                                               68,467            7,020        (36,675)
                                                                                          ---------       ----------      ---------

Cash flows from financing activities:
  Proceeds from bank borrowings                                                                  -           15,000         21,000
  Repayments of bank borrowings                                                            (15,000)               -        (90,000)
  Proceeds from issuance of Company-obligated mandatorily redeemable
    Preferred Securities, net of $3,976 in related expenses                                      -                -         90,899
  Proceeds from issuance of common stock                                                       286              596          2,055
  Purchase of treasury stock                                                                     -          (22,068)          (739)
                                                                                          ----------      ----------      ---------
           Net cash from financing activities                                              (14,714)          (6,472)        23,215
                                                                                          ----------      ----------      ---------

Net increase (decrease) in cash and short-term investments                                  32,902           34,506         (3,311)

Cash and short-term investments at beginning of year                                        72,822           38,316         41,627
                                                                                          ---------       ----------       --------

Cash and short-term investments at end of year                                            $105,724        $  72,822       $ 38,316
                                                                                          =========       ==========      =========

The accompanying notes are an integral part of the consolidated financial  statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Columnar Amounts in Thousands Except Per Share Data)
------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Operations - Acceptance Insurance Companies Inc. (the "Company") is primarily engaged in the specialty property and casualty insurance business through its wholly-owned subsidiaries, Acceptance Insurance Holdings Inc. ("Acceptance") and The Redland Group, Inc. ("Redland Group").

      The Company concentrates on writing specialty coverages not generally emphasized by standard insurance carriers. These coverages primarily include commercial property, commercial casualty, inland marine, workers' compensation, and crop insurance. Insurance is marketed through both retail and general agents. The Company writes business as both an admitted (licensed) and non-admitted (excess and surplus lines) carrier in most of the United States.

      The Company's results may be influenced by factors influencing the insurance industry generally and which are largely beyond the Company's control. Such factors include (a) weather-related catastrophes; (b) taxation and regulatory changes at both the federal and state level; (c) changes in industry standards regarding rating and policy forms; (d) significant changes in judicial attitudes towards one or more types of liability claims; (e) the cyclical nature of pricing in the industry; and
      (f) changes in the rate of inflation, interest rates and general economic conditions. The Company's crop insurance results are particularly subject to wide fluctuations because of weather factors influencing crop harvests and commodity prices.

      Principles of Consolidation - The Company's consolidated financial statements include the accounts of its majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

      Insurance Accounting - Premiums are recognized as income ratably over the terms of the related policies except for the crop hail premiums which are recorded based on historical loss activity to match premiums earned with estimated loss exposure. Insurance costs are associated with premiums earned, resulting in the recognition of profits over the term of the policies. This association is accomplished through amortization of deferred policy acquisition costs and provisions for unearned premiums and loss reserves.

      The Company writes multi-peril crop insurance ("MPCI") and crop revenue coverage ("CRC") pursuant to terms established by the Federal Risk Management Agency ("RMA"). As used herein, the term MPCI includes CRC. The Company issues and administers policies, for which it receives administrative fees, and the Company participates in a profit sharing arrangement in which it receives from the government a portion of the aggregate profit, or pays a portion of the aggregate loss, with respect to the business it writes. The Company's share of the profit or loss on the MPCI business it writes is determined under a formula established by the RMA. The Company records an estimate of its share of the profit or loss based upon available loss information. Commencing with the 1997 year, the Company receives a profit share in cash, with 60% of the amount in excess of 17.5% of its MPCI Retention (as defined in the profit sharing agreement) in any year carried forward to future years, or it must pay its share of losses. Prior to the 1997 year, the amount carried forward to future years was any amount in excess of 15% of its MPCI retention. The Company recognizes as income in the current year these profit sharing amounts which are carried forward as a receivable. The amounts carried forward as a receivable are received in future years in cash or as a reduction of losses due the RMA. MPCI premiums received during the year which correspond to next year's crop season are deferred until the next year. Insurance underwriting expenses are presented net of administrative fees received from the RMA for reimbursement of costs incurred by the Company.

      Unearned premiums represent the portion of premiums written which relates to the unexpired term of policies and is calculated generally using the pro rata method. The Company also records a liability for policy claims based on its review of individual claim cases and the estimated ultimate settlement amounts. This liability also includes estimates of claims incurred but not reported based on Company and industry paid and reported claim and settlement expense experience. Differences which arise between the ultimate liability for claims incurred and the liability established, which may be material are reflected in the statement of operations.

      Certain costs of acquiring new insurance business, principally commissions, premium taxes, and other underwriting expenses, have been deferred. Such costs are being amortized as related premiums are earned. The recovery of deferred acquisition costs considers anticipated investment income and is reviewed periodically during the year. In the fourth quarter of fiscal 1999, the Company amortized $3.3 million of previously deferred policy acquisition costs in conjunction with its review of recoverability.

      Statements of Cash Flows - The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of December 31, 1999 and 1998, approximately $1,557,000 and $1,829,000 of short-term investments had maturity dates at acquisition of greater than three months. Restricted short-term investments are not considered a cash equivalent.

      Restricted Short-Term Investments - The restricted short-term investments balance is comprised of investments deposited with a trustee for the Company's issuance of an outstanding letter of credit relating to reinsurance coverage on certain crop insurance products.

      Investments - Investments in fixed maturities include bonds, notes and redemptive preferred stocks and investments in marketable equity securities include common and nonredemptive preferred stocks. All investments in fixed maturities and marketable equity securities have been classified as available-for-sale and certain marketable equity securities do not pay dividends. Available-for-sale securities are stated at fair value with the unrealized gains and losses reported as a separate component of other comprehensive income (loss), net of tax. Realized investment gains and losses on sales of securities are determined on the specific identification method.

      Mortgage loan is carried at its unpaid principal balance. Real estate is stated at the lower of cost or estimated net realizable value and is non-income producing.

      Property and Equipment - Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is recognized principally using the straight-line method over periods of five to ten years. The Company capitalizes and amortizes direct costs incurred with the development of internal use software.

      Excess of Cost Over Acquired Net Assets - The excess of cost over equity in acquired net assets is being amortized principally using the straight-line method over periods not exceeding 40 years. Accumulated amortization approximated $8,211,000 and $8,036,000 at December 31, 1999 and 1998, respectively.

      Impairment of Long-Lived Assets - The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when evidence exists that the carrying value is not recoverable. Measurement of the impairment of long-lived assets is based upon management's estimate of discounted future earnings.

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

      Change in Accounting Principle - In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments
      (SOP 97-3). SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets. The Company adopted SOP 97-3 on January 1, 1999 resulting in a cumulative effect of change in accounting principles of $338,000. The effect on the prior periods on a pro forma basis is not significant.

      Recent Statements of Financial Accounting Standards - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not completed the process of evaluating the impact of the adoption of SFAS No. 133 on the Company's consolidated financial statements.

      Codification of Statutory Accounting Principles - In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (Codification). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is proposed to be effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices and it is uncertain when the domiciliary states of the Insurance Companies will require adoption of Codification for the preparation of statutory financial statements. The Company has not finalized the quantification of the effects of Codification on its statutory financial statements.

      Reclassifications - Certain prior period amounts have been reclassified to conform with current year presentation.

2.    INVESTMENTS

      A summary of net investment income earned on the investment portfolio for the years ended December 31 is as follows:


                                                                                  1999           1998            1997
     Interest on fixed maturities                                               $17,989        $19,991         $18,075
     Interest and dividends on short-term and equity investments                  6,596          7,256           8,329
     Other                                                                        1,314          1,871           2,334
                                                                                --------       --------        --------
                                                                                 25,899         29,118          28,738
     Investment expenses                                                           (835)          (798)           (722)
                                                                                --------       --------        --------

     Net investment income                                                      $25,064        $28,320         $28,016
                                                                                ========       ========        ========

     The amortized cost and related estimated fair values of investments in the accompanying balance sheets are as follows:



                                                                                     Gross          Gross          Estimated
                                                                      Amortized      Unrealized     Unrealized     Fair
                                                                      Cost           Gains          Losses         Value
       December 31, 1999:
        Fixed maturities available-for-sale:
         U.S. Treasury and government securities                      $ 87,421       $   31         $ 2,358        $ 85,094
         States, municipalities and political
          subdivisions                                                 132,805          323           6,933         126,195
        Mortgage-backed securities                                      19,191            -           1,368          17,823
        Other debt securities                                           24,902            -           3,625          21,277
                                                                      ---------      -------        -------        ---------

                                                                      $264,319       $  354         $14,284        $250,389
                                                                      =========      =======        ========       =========

        Marketable equity securities - preferred stock                $ 15,111       $   87         $ 1,020        $ 14,178
                                                                      =========      =======        ========       =========

        Marketable equity securities - common stock                   $ 15,377       $1,241         $ 5,715        $ 10,903
                                                                      =========      =======        ========       =========

       December 31, 1998:
        Fixed maturities available-for-sale:
         U.S. Treasury and government securities                      $ 77,671       $1,228         $   114        $ 78,785
         States, municipalities and political
          subdivisions                                                 161,017        6,278              93         167,202
        Mortgage-backed securities                                      38,475           42             590          37,927
        Other debt securities                                           56,786        1,795           5,388          53,193
                                                                      ---------      -------        -------        ---------

                                                                      $333,949       $9,343         $ 6,185        $337,107
                                                                      =========      =======        =======        =========

        Marketable equity securities - preferred stock                $ 27,246       $  494         $   424        $ 27,316
                                                                      =========      =======        =======        =========

        Marketable equity securities - common stock                   $ 39,438       $9,718         $ 4,785        $ 44,371
                                                                      =========      =======        ========       ========



     The amortized cost and related estimated fair values of the fixed maturity securities as of December 31, 1999 are shown below by stated maturity dates. Actual maturities may differ from stated maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                       Amortized       Estimated
                                                                       Cost            Fair Value
       Fixed maturities available-for-sale:
        Due in one year or less                                        $ 14,662        $ 14,480
        Due after one year through five years                            58,297          55,696
        Due after five years through ten years                           45,245          42,700
        Due after ten years                                             126,924         119,690
                                                                      ---------       ----------
                                                                        245,128         232,566
        Mortgage-backed securities                                       19,191          17,823
                                                                      ---------       ----------

                                                                       $264,319        $250,389
                                                                       ========        =========


     The Company's collateral backed securities portfolio consists of mortgage-backed securities, all of which are collateralized mortgage obligations ("CMOs"). The following table sets forth as of December 31, 1999, the categories of the Company's CMOs, which at such date had an average expected life of approximately five years:


                                                                         Par            Amortized      Estimated
                                                                         Value          Cost           Fair
       Type of CMO                                                       (1)            (1)            Value
       Fixed coupon                                                      $ 7,787         $ 7,762        $ 7,375
       Floating rate (2)                                                   7,254           7,186          6,999
       Inverse floating rate (2)                                           4,270           4,243          3,449
                                                                         -------         --------       --------

              Total CMOs (3)                                             $19,311         $19,191        $17,823
                                                                         =======         ========       ========




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

      Proceeds from sales of fixed maturity securities during the years ended December 31, 1999, 1998 and 1997 were approximately $167,742,000,
      $111,131,000 and $147,854,000, respectively. Gross realized gains on sales of fixed maturity securities were approximately $2,246,000, $2,073,000 and $1,908,000 and gross realized losses on sales of fixed maturity securities were approximately $1,462,000, $197,000 and $181,000 during the years ended December 31, 1999, 1998 and 1997, respectively. Gross realized gains on sales of equity securities were approximately $14,950,000, $7,665,000, and $6,977,000 and gross realized losses on sales of equity securities were approximately $5,661,000, $2,620,000, and $733,000 during the years ended December 31, 1999, 1998, and 1997, respectively.


      As required by insurance regulatory laws, certain bonds with an amortized cost of approximately $23,195,000 and short-term investments of approximately $343,000 at December 31, 1999 were deposited in trust with regulatory agencies.

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

      The carrying values of cash and short-term investments, receivables and accounts payable, and accruals are deemed to be reasonable estimates of their fair values due to their short-term nature. The estimated fair values of the Company's other financial instruments as of December 31, 1999 and 1998, are as follows:


                                                                          Carrying Value                  Estimated Fair
                                                                                                              Value
                                                                       1999            1998            1999            1998

        Investments in fixed maturity securities                     $250,389        $337,107        $250,389        $337,107
        Investments in marketable equity securities                    25,081          71,687          25,081          71,687
        Mortgage loan                                                   8,914           9,549           8,914           9,549
        Bank borrowings, term debt and other
          borrowings                                                        -          15,000               -          15,000
        Company-obligated mandatorily redeemable
         Preferred Securities of AICI Capital Trust,
         holding solely Junior Subordinated
         Debentures of the Company                                     94,875          94,875          52,656          94,401



4.    INVESTMENT IN MAJOR REALTY
      CORPORATION

      At December 31, 1997, the Company held an approximate 33% equity investment in Major Realty Corporation, a publicly traded real estate company engaged in the ownership and development of its undeveloped land in Orlando, Florida. During May 1998, the Company closed on a transaction whereby the Company's investment in Major Realty was sold for cash. This transaction resulted in the Company recording a net loss from investee of approximately $.7 million and a net tax benefit of approximately $.7 million.

5.    RECEIVABLES

      The major components of receivables at December 31 are summarized as follows:



                                                                          1999            1998

        Insurance premiums and agents' balances due                       $ 68,441         $ 68,494
        Amounts recoverable from reinsurers                                 43,999           24,922
        Profit sharing gain due from the RMA                                61,580           71,452
        Accrued interest                                                     4,389            5,146
        Installment notes receivable                                         5,924            3,975
        Other                                                                   -               287
        Less allowance for doubtful accounts                                (7,037)          (5,205)
                                                                          ---------        ----------

                                                                          $177,296         $169,071
                                                                          =========        ==========


 6.    INCOME TAXES

      The Company recognizes a net deferred tax asset or liability for all temporary differences and a related valuation allowance when realization of the asset is uncertain. The valuation allowance at December 31, 1999 and 1998 relates to capital loss items. The net deferred tax as of December 31, is as follows:


                                                                                            1999            1998
        Unpaid losses and loss adjustment expenses                                         $11,075         $12,512
        Unearned premiums                                                                    5,113           5,976
        Allowances for doubtful accounts                                                     2,463           1,822
        Net operating loss carryforward                                                      6,109               -
        Unrealized loss on marketable equity securities available-for-sale                   1,892               -
        Unrealized loss on fixed maturities available-for-sale                               4,876               -
        Other                                                                                5,389           2,344
                                                                                           --------        --------
             Deferred tax asset                                                             36,917          22,654
                                                                                           --------        --------

        Deferred policy acquisition costs                                                   (6,123)         (8,902)
        Unrealized gain on marketable equity securities available-for-sale                       -          (1,751)
        Unrealized gain on fixed maturities available-for-sale                                   -          (1,105)
        Unrealized gain on consolidated subsidiary held for sale                                 -          (1,869)
        Other                                                                               (3,332)         (2,051)
                                                                                           --------        --------
             Deferred tax liability                                                         (9,455)        (15,678)
                                                                                           --------        --------
                                                                                            27,462           6,976
        Valuation allowance                                                                    (75)            (75)
                                                                                           --------        --------

        Net deferred tax asset                                                             $27,387         $ 6,901
                                                                                           ========        ========



      Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements as follows:

                                                                                                       December 31,
                                                                                           1999            1998            1997

        Computed U.S. federal income taxes                                               $(19,970)          $ 2,828       $17,986
        Nondeductible amortization of goodwill and other
         intangibles                                                                          398               445           550
        Tax-exempt interest income                                                         (2,346)           (2,301)       (1,951)
        Dividends received deduction                                                         (597)             (885)       (1,203)
        Recognition of a portion of the deferred tax asset                                      -            (1,037)            -
        Unrealized gain on consolidated subsidiary held for sale                                -             1,869             -
        State income tax                                                                      414               698           289
        Other                                                                                 665               927           321
                                                                                         ---------          --------      --------

             Income tax expense (benefit)                                                $(21,436)          $ 2,544       $15,992
                                                                                         ==========         ========      ========




      Cash payments (receipts) for income taxes were approximately $(14,348,000), $5,099,000, and $14,303,000 during the years ended
      December 31, 1999, 1998, and 1997, respectively.

7.    INSURANCE PREMIUMS AND CLAIMS

      Insurance premiums written and earned by the Company's insurance subsidiaries for the years ended December 31, 1999, 1998 and 1997 are as follows:


                                                                            1999            1998           1997
        Direct premiums written                                          $ 628,299       $ 605,504      $ 591,931
        Assumed premiums written                                            64,642          95,456         73,879
        Ceded premiums written                                            (441,275)       (391,468)      (330,746)
                                                                         ----------      ----------     ----------

          Net premiums written                                           $ 251,666       $ 309,492      $ 335,064
                                                                         ==========      ==========     ==========

        Direct premiums earned                                           $ 643,879       $ 606,105      $ 575,938
        Assumed premiums earned                                             70,424          89,952         72,954
        Ceded premiums earned                                             (465,591)       (368,013)      (313,677)
                                                                         ----------      ----------     ----------

          Net premiums earned                                            $ 248,712       $ 328,044      $ 335,215
                                                                         ==========      ==========     ==========


      Included in ceded premiums written and earned is $156.1 million, $141.4 million, and $136.7 million of MPCI premiums ceded to the RMA for the years ended December 31, 1999, 1998, and 1997, respectively. Included in assumed premiums written and earned in 1999, 1998, and 1997 is $37.9 million, $55.0 million, and $51.7 million of MPCI profit share.

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

      The following table presents an analysis of the Company's reserves for losses and loss adjustment expenses, reconciling beginning and ending balances for the years ended December 31:


                                                                                   1999             1998            1997
        Net loss and loss adjustment expense reserves at
          beginning of year                                                     $ 285,975        $ 263,106       $ 246,752
                                                                                ----------       ---------       ----------
        Provisions for net losses and loss adjustment expenses
          for claims occurring in the current year                                174,762          212,894         206,597
        Increase in net reserves for claims occurring in prior years               44,027           24,167           6,858
                                                                                ----------       ---------       ----------
                                                                                  218,789          237,061         213,455
                                                                                ----------       ---------       ----------
        Net losses and loss adjustment expenses paid for claims
          occurring during:
            Current year                                                          (76,745)        (100,968)       (110,372)
            Prior years                                                          (123,158)        (113,224)        (86,729)
                                                                                ----------       ----------      ----------
                                                                                 (199,903)        (214,192)       (197,101)
                                                                                ----------       ----------      ----------

        Sale of Phoenix Indemnity                                                 (26,021)               -               -
                                                                                ----------       ----------      ----------
        Net loss and loss adjustment expense reserves at end
          of year                                                                 278,840          285,975         263,106
        Reinsurance recoverable on unpaid losses and loss
          adjustment expenses                                                     502,537          238,769         165,547
                                                                                ----------       ----------      ----------

        Gross loss and loss adjustment expense reserves                         $ 781,377        $ 524,744       $ 428,653
                                                                                ==========       ==========      ==========


      Insurance losses and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of $725.9 million, $424.1 million, and $223.3 million for the years ended December 31, 1999, 1998, and 1997, respectively, of which approximately $270.0 million, $213.8 million, and $109.1 million, respectively, relate to recoveries on the MPCI business from the RMA.

      The liability for losses and loss adjustment expenses is determined by management based on historical patterns and expectations of claims reported and paid, trends in claim experience, information available on an industry-wide basis, as well as changes in the Company's claim handling procedures and premium rates. In the third quarter of fiscal 1999, the Company increased reserves for 1998 and prior accident years by approximately $44 million. This increase related primarily to an unexpected increase in the number of claims relating to general liabilty coverage provided in 1995 and prior years to contractors in the State of California as a result of the California Supreme Court decision in Montrose Chemical Corporation vs. Admiral Insurance Company. In that decision, the Court adopted the "continuous trigger" theory of insurance coverage for third party liability claims involving continuous, progressive or deteriorating bodily injury or property damages. Under this theory, the time of the insured's act which allegedly caused the accident, event or condition resulting in a claim is largely immaterial. As long as the potential damages remain outstanding, all of the insured contractor's or subcontractor's successive insurance policies potentially may provide coverage. Thus, the Court's Montrose decision created a new basis for coverage under years of previously issued policies. Beginning in 1996, the Company altered its underwriting criteria for construction risks and began endorsing policies exposed to these types of continuous exposures in order to avoid coverage for conditions which existed prior to the inception of the Company's policies.

      During 1998, the Company discontinued several product lines due to the continuation of unexpected development and pricing that was no longer acceptable to the Company. These lines of business included coverages for certain specialty automobile lines, aviation, and complex general liability risks. As a result of these developments, management modified the assumptions used in reserving 1997 and prior accident years for these lines. This modification created most of the unfavorable development during 1998.

8.    BANK BORROWINGS

      In June 1997, the Company amended its borrowing arrangements with its bank lenders providing a $100 million five-year Revolving Credit Facility. In August 1997, the Company used the net proceeds from the issuance of Junior Subordinated Debentures to repay the Company's outstanding indebtedness of $90 million under the Revolving Credit Facility. As a result of the issuance of the Junior Subordinated Debentures, the Revolving Credit Facility was reduced from $100 million to $65 million (See Note 9). During 1999, the Revolving Credit Facility was reduced to $31.4 million. At December 31, 1999, the entire facility is reserved for an outstanding letter of credit and, accordingly, no borrowings are permitted under such facility.

      At December 31, 1999, the Revolving Credit Facility was collateralized by the Company's Acceptance and Redland common stock and restricted short-term investments of $31.4 million. Borrowings and interest cost averaged $5.3 million and 7.0% during 1999 and $5.2 million and 6.5% during 1998. The Revolving Credit Facility contains covenants which do not permit the payment of dividends by the Company, requires the Company to maintain certain operating and debt service coverage ratios, requires maintenance of specified levels of surplus and requires the Company to meet certain tests established by regulatory authorities.

      Cash payments for interest related to the Revolving Credit Facility were approximately $.5 million, $.2 million, and $3.3 million during the years ended December 31, 1999, 1998 and 1997, respectively.

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

      Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and can be called at par value after September 30, 2002, all as described in the Junior Debenture Indenture. At December 31, 1999 and 1998, the Company had Preferred Securities of $94.875 million outstanding at a weighted average interest cost of 9.2% and 9.1%, respectively.

      Cash payments for interest related to the Junior Subordinated Debentures were approximately $8.5 million during the years ended December 31, 1999 and 1998.

10.   COMMITMENTS AND CONTINGENCIES

      The Company is involved in various insurance related claims arising from the normal conduct of business. Management believes that the outcome of these proceedings will not have a material adverse effect on the consolidated financial statements of the Company.

      The Company is a defendant in three class-action lawsuits. One case was filed in August 1999 in the Arkansas United States District Court where the plaintiffs assert the Company made false representations and engaged in deceptive trade practices related to the Company's 1999 CropRevenue CoveragePlus(R) coverage for rice. The plaintiffs seek compensatory damages, interest, attorney fees and all appropriate damages or relief.

      In December 1999, the Company was sued in the Nebraska United States District Court where the plaintiffs allege the Company knowingly and intentionally understated the Company's liabilities in order to maintain the market price of the Company's common stock at artificially high levels and made untrue statements of material fact. The plaintiffs seek compensatory damages, interest, costs and attorney fees. In February 2000, the Company was sued in the Nebraska United States District Court where the plaintiffs allege the Company intentionally understated the Company's liabilities in order to maintain the market price of the Company's Redeemable Preferred Securities at artificially high levels and made untrue statements of material fact. The plaintiffs seek money damages, costs and attorney fees.

      While the Company believes each of these actions are without merit, the ultimate outcome of this litigation cannot be predicted at this time and the Company currently is unable to determine the potential effects on the Company's financial position, results of operations or cash flows. The Company inteds to vigorously contest the pending class-action lawsuits.

      At December 31, 1999 Acceptance Premium Finance Company, Inc., an affiliate, had a revolving line of credit agreement which provided for borrowings up to $3,000,000 with no maturity schedule. Borrowings under this agreement are guaranteed by the Company. Acceptance Premium Finance Company, Inc. had $3,000,000 outstanding under this line of credit at December 31, 1999.

11.   OPERATING LEASES

      The Company leases office space and certain furniture and equipment under operating leases. Future minimum obligations under these operating leases are as follows at December 31, 1999:

          2000                                              $3,264
          2001                                               2,666
          2002                                                 151
          2003                                                   6
                                                            _______
                                                            $6,087
                                                            =======

      Rental expense totaled approximately $3,734,000, $4,418,000, and $4,353,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

13.   STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

      The Company's 1996 incentive stock option plan provides for a maximum of 1,500,000 options to be granted to employees and directors. Stock options issued to employees will vest in not less than five annual installments. Stock options issued to non-employee directors will vest at the expiration of the directors' current term. All options expire no later than ten years from the date of grant and the exercise price will not be less than 100% of the market value at the date of grant. At December 31, 1999 and 1998, the 1996 incentive stock option plan had 510,500 and 536,000 options, respectively, available for granting.

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

      The purchases may be made during six month phases generally commencing at the beginning of January and July. The purchase price of the stock is equal to the lower of 85% of the market price on the termination date of the phase or when the subscription is paid in full, whichever occurs first; or 85% of the average of the market price on the commencement date of the phase and the market price on the termination date of the phase or when the subscription is paid in full, whichever occurs first. Under the plan, the Company sold 25,974, 19,113, and 16,744 shares during 1999, 1998, and 1997, respectively.

      The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been as indicated below:


                                                                         1999            1998            1997
          Net income (loss):
           As reported                                               $(35,958)          $5,536         $35,313
           Pro forma                                                  (36,673)           4,508          33,672

          Net income (loss) per share:
           Basic:
           As reported                                               $  (2.52)          $ 0.37         $  2.34
           Pro forma                                                    (2.57)            0.30            2.24

           Diluted:
           As reported                                               $  (2.52)          $ 0.37         $  2.30
           Pro forma                                                    (2.57)            0.30            2.19





      The fair value of the options at the date of grant under the incentive stock option plans and the fair value of the employees' purchase rights under the employee stock purchase plan were estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions for 1999, 1998, and 1997, respectively: risk-free interest rates of 5.4%, 5.7%, and 6.7%; expected volatility of 26%, 24%, and 22%; weighted-average expected lives of options of 7 years and an expected life of employees' purchase rights of one year; and no dividend yield.

      A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and 1997 and changes during the years ended on those dates is presented below:


                                                        1999                            1998                       1997
                                           ---------------------------------------------------------------------------------------
                                                               Weighted                        Weighted                   Weighted
                                                               Average                         Average                    Average
                                                               Exercise                        Exercise                   Exercise
                                              Options          Price          Options          Price       Options        Price
       Outstanding at beginning
         of year                             1,335,250        $  22.97       1,292,500         $22.16       1,378,021     $21.46
       Granted                                  25,500           23.29          70,500          32.62          10,500      21.00
       Exercised                                 1,500           12.50          26,500           8.99          77,896      10.15
       Forfeited                                32,500           12.84           1,250          22.00          18,125      21.13
                                            -----------                     ----------                     -----------

       Outstanding at end of year            1,326,750        $  23.24       1,335,250         $22.97       1,292,500     $22.16
                                            ===========       =========     ===========        =======      ==========    =======

       Options exercisable at
        year end                               900,250                         697,000                        466,719
       Weighted-average fair value
        per share of options
        granted during the year             $     5.35                      $     5.92                     $     8.84


      The following table summarizes information about stock options outstanding at December 31, 1999:

                                                                         Options                             Options Exercisable
                                                                         Outstanding
                                            ---------------------------------------------------------------------------------------
                                                                          Weighted-
                                                                           Average          Weighted-                     Weighted-
                                                                          Remaining          Average                       Average
                                                          Number          Contractual       Exercise      Number          Exercise
          Range of Exercise Prices                        Outstanding     Life              Price         Exercisable     Price
          11.38 to 15.44                                    354,625       4.5 years          $13.27        334,125        $13.26
          17.13                                              10,500       6.4 years           17.13         10,500         17.13
          19.69 to 21.35                                    186,500       6.2 years           19.79        186,500         19.79
          22.00 to 22.94                                    183,500       6.2 years           22.67        183,500         22.67
          24.54 to 29.95                                    376,625       6.1 years           27.93        185,625         26.01
          32.46 to 44.50                                    215,000       6.1 years           35.21              -             -
                                                          -----------                                      --------

          $11.38 TO 44.50                                 1,326,750       5.7 years          $23.24        900,250        $19.21
                                                          ===========                                      ========



      The Company has a defined contribution plan for which related expense for 1999, 1998, and 1997 was approximately $1,360,000, $1,486,000, and
      $1,085,000, respectively.

      In fiscal 1999, the Company entered into compensation agreements with certain individuals related to their retirement or termination of employment with the Company. In connection with the agreements, the Company recorded severance and other related charges for 42 employees of $4.2 million in Insurance Underwriting Expenses. At December 31, 1999, approximately $3.4 million remained unpaid and is included in accounts payable and accrued liabilities.

      As part of one of the compensation agreements referred to above, a former employee has the right to put to the Company 274,635 previously owned shares of common stock of the Company at $15 per share between June 30, 2002 and July 30, 2002. As a result of this redemption feature, the Company has recorded the related redemption amount as temporary equity.

14.   RELATED PARTY TRANSACTIONS

      The Company contracts with a related party, a director, to administer health insurance benefits for its employees and to place property and casualty coverage on behalf of the Company whereby the related party receives commissions from the insurance providers which totalled $381,000, $327,000, and $321,000 in 1999, 1998 and 1997, respectively.
      In addition, the Company pays commissions and fees to the related party in connection with insurance written and loss control activities, which totalled $286,000, $357,000, and $181,000 in 1999, 1998 and 1997,
      respectively. This related party reimburses the Company for an allocable share of certain office occupancy expenses, $3,000, $9,000, and $36,000 in 1999, 1998 and 1997, respectively.

      The Company made payments during 1999, 1998 and 1997 totalling approximately $356,000, $380,000, and $351,000, respectively, to a related party, a director, to provide investment related services.

15.   REINSURANCE

      The Company's insurance subsidiaries cede insurance to other companies under quota share, excess of loss and facultative treaties. The insurance subsidiaries also maintain catastrophe reinsurance to protect against catastrophic occurrences where claims can arise under numerous policies due to a single event. The reinsurance agreements are tailored to the various programs offered by the insurance subsidiaries. The largest amount retained in any one risk by the insurance subsidiaries during 1999 was $600,000. The methods used for recognizing income and expenses related to reinsurance contracts have been applied in a manner consistent with the recognition of income and expense on the underlying direct and assumed business (See Note 1).

      Three reinsurers, who have an A.M. Best rating of A- (excellent) or better, accounted for approximately 27% and 34% of the reinsurance recoverables and prepaid reinsurance premiums at December 31, 1999 and 1998, respectively. No other reinsurer, except for the RMA, accounted for more than 5% of these balances.

16.   DIVIDEND RESTRICTIONS AND REGULATORY MATTERS

      Dividends from the insurance subsidiaries of the Company are regulated by the state regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to certain statutorily approved limits. During 2000, dividends from insurance subsidiaries to the Company without further insurance department approval are limited to approximately $7.4 million.

      The Company's insurance subsidiaries reported total statutory policyholders' surplus of approximately $158,551,000 and $236,041,000 at December 31, 1999 and 1998, respectively, and total statutory net income
      (loss) of $(21,068,000), $1,068,000, and $27,428,000 for the years ended
      December 31, 1999, 1998, and 1997, respectively.

      At December 31, 1999, the Insurance Companies met the Risk Based Capital requirements as promulgated by the domiciliary states of the Insurance Companies and the NAIC.

17.   NET INCOME (LOSS) PER SHARE

      The net income (loss) per share for both basic and diluted for the years ended December 31, 1999, 1998, and 1997 are as follows:


                                                                               1999              1998             1997
          Income (loss) before cumulative effect of change in
           accounting principle                                             $(35,620)          $ 5,536         $ 35,313
          Cumulative effect of change in accounting principle                   (338)               -                 -
                                                                            ---------          --------        ---------
          Net income (loss)                                                 $(35,958)          $ 5,536         $ 35,313
                                                                            =========          ========        =========

          Weighted average common shares outstanding                          14,249            14,843           15,065
          Dilutive effect of contingent shares                                     -                20               67
          Dilutive effect of stock options                                         -               176              234
                                                                            ---------          --------        ---------
          Diluted weighted average common and equivalent
           shares outstanding                                                 14,249            15,039           15,366
                                                                            =========          ========        =========

          Income (loss) per share:
           Basic:
            Income (loss) before cumulative effect of change in
              accounting principle                                          $  (2.50)          $  0.37         $   2.34
            Cumulative effect of change in accounting principle                (0.02)                -                -
            Net income (loss)                                                  (2.52)             0.37             2.34
           Diluted:
            Income (loss) before cumulative effect of change in
              accounting principle                                             (2.50)             0.37             2.30
            Cumulative effect of change in accounting principle                (0.02)                -                -
            Net income (loss)                                                  (2.52)             0.37             2.30





      Contingent stock and stock options were not included in the above calculations for the year ended December 31, 1999 due to their antidilutive nature.

18.   OTHER COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. Other comprehensive income (loss) determined in accordance with SFAS No. 130 for the years ended December 31 are as follows:


                                                                                   1999             1998           1997

        Unrealized holding (losses) gains arising during the year               $(17,294)         $ 4,394         $20,184
        Income tax (benefit) expense                                              (6,053)           1,538           7,064
                                                                                ---------         --------        -------

        Unrealized holding (losses) gains arising during the year,
         net of tax                                                              (11,241)           2,856          13,120
                                                                                ---------         --------        -------

        Reclassification adjustment for gains realized in net income              10,203            6,825           7,321
        Income tax expense                                                         3,571            2,389           2,562
                                                                                ---------         --------        -------

        Reclassification adjustment for gains realized in net
         income, net of tax                                                        6,632            4,436           4,759
                                                                                ---------         --------        -------

        Other comprehensive income (loss)                                       $(17,873)         $(1,580)        $ 8,361
                                                                                =========         ========        ========


19.   BUSINESS SEGMENTS

      The Company is engaged in the specialty property and casualty and the crop insurance business. The Property and Casualty Insurance segment primarily consists of commercial property, commercial casualty, inland marine and workers' compensation. The principal lines of the Crop Insurance segment are MPCI, supplemental coverages and named peril insurance.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Management evaluates the performance of and allocates its resources to its operating segments based on income before income taxes. Interest income and interest expense are primarily allocated to segments based upon estimated investments and capital, respectively. Under a stop loss reinsurance treaty, the Property and Casualty Insurance segment assumed premiums of $3.5 million and $4.5 million for the years ended December 31, 1998 and 1997, respectively, from the Crop Insurance segment, utilizing the excess capacity of the Property and Casualty Insurance segment. There were no assumed premiums under this treaty during 1999. Depreciation and amortization totaled $3.1 million, $3.1 million, and $2.2 million for the Property and Casualty Insurance segment and $2.8 million, $2.5 million, and $2.3 million for the Crop segment for the years ended December 31, 1999, 1998 and 1997, respectively. Management does not utilize assets as a significant measurement tool for evaluating segments.

      During 1998, the Company discontinued writing certain product lines. Additionally, the Company has reached agreements to transfer various lines of business to other carriers in 2000. Net earned premiums for these discontinued product lines were approximately $114 million, $168 million and $179 million in 1999, 1998 and 1997, respectively.

      During 1998, the Company recorded a $1.1 million impairment in general and administrative expenses related to a consolidated subsidiary, Phoenix Indemnity Insurance Company ("Phoenix"), that was held for sale at December 31, 1998. In September 1999, the Company sold Phoenix for approximately $23 million in cash which approximated net book value. Premiums earned from Phoenix, which is part of the Property and Casualty segment, were $32 million, $43 million and $42 million in 1999, 1998 and 1997, respectively.

      Segment revenues and segment operating profit (loss) for the years ended December 31, are as follows:



                                                                         Property and
                                                                         Casualty         Crop
                                1999                                     Insurance        Insurance      Total

          Revenues                                                       $ 236,267         $ 47,712        $ 283,979
                                                                         ==========        ========        =========

          Operating profit (loss)                                          (48,729)             798          (47,931)
          Interest expense and other                                         5,522            3,603            9,125
                                                                         ----------        ---------       ----------

          Income before income taxes and cumulative effect
           of change in accounting principle                             $ (54,251)        $ (2,805)       $ (57,056)
                                                                         ==========        =========       ==========

                               1998

          Revenues                                                       $ 297,439         $ 65,750        $ 363,189
                                                                         ==========        =========       ==========

          Operating profit (loss)                                          (16,045)          33,935           17,890
          Interest expense and other                                         6,679            3,131            9,810
                                                                         ----------        ---------       ----------

          Income before income taxes                                     $ (22,724)        $ 30,804        $   8,080
                                                                         ==========        =========       ==========

                               1997

          Revenues                                                       $ 306,258         $ 64,294        $ 370,552
                                                                         ==========        =========       ==========

          Operating profit                                                  17,507           40,418           57,925
          Interest expense and other                                         4,537            2,083            6,620
                                                                         ----------        ---------       ----------

          Income before income taxes                                     $  12,970         $ 38,335        $  51,305
                                                                         ==========        =========       ==========


20.   SUBSEQUENT EVENT

      In January 2000, the Company announced an agreement in principle for the sale of Redland Insurance Company ("Redland") to Clarendon National Insurance Company ("Clarendon"). The proposed transaction includes the appointment of the Company as the exclusive producer and administrator of Redland for the business the Company currently writes through Redland. The Company would also reinsure certain portions of the business written by Redland in the future and the Company and Clarendon would jointly develop additional specialty program business. The proposed sale would be a cash transaction based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries to Redland Group. The Company does not expect to realize a significant gain or loss from the proposed transaction which is expected to close during the second quarter of 2000.


21.   INTERIM FINANCIAL INFORMATION (UNAUDITED)


                                                                                        Basic           Diluted
                                                       Under-                           Net             Net
                                                       writing         Net              Income          Income
                                                       Income          Income           (Loss)          (Loss)
     Quarters Ended (1)                 Revenues       (Loss)          (Loss)           Per Share       Per Share
                                                                                        (3)             (3)

                                                       (In  thousands, except per share data)
     1999:
      December 31                       $ 48,387       $(32,320)       $(17,680)        $(1.24)         $(1.24)
      September 30 (2)                   106,040        (43,770)        (25,203)         (1.77)          (1.77)
      June 30                             67,257         (1,043)          3,901           0.27            0.27
      March 31                            62,295         (1,473)          3,024           0.21            0.21
                                        ---------      ---------       ---------

                                        $283,979       $(78,606)       $(35,958)        $(2.52)         $(2.52)
                                        =========      =========       =========        =======         =======

     1998:
     December 31 (2)                    $ 78,159       $(32,012)       $(19,802)        $(1.39)         $(1.39)
     September 30                        124,328         17,820          14,778           1.01            1.00
     June 30                              81,938         (1,063)          4,402           0.29            0.29
     March 31                             78,764          1,502           6,158           0.40            0.40
                                        --------       ---------       ---------

                                        $363,189       $(13,753)       $  5,536         $ 0.37          $ 0.37
                                        ========       =========       =========        =======         =======



      (1) The Company is significantly involved in crop insurance programs.
          The Companys operating results from its crop program can vary substantially from quarter to quarter as a result of various factors, including timing and severity of losses from storms and other natural perils and crop production cycles. Therefore, the results for any quarter are not necessarily indicative of results for any future period. The results of the crop program business primarily are recognized in the second half of the calendar year.

      (2) Underwriting income (loss) was reduced in the quarter ended September 30, 1999 and December 31, 1998 by the approximately $44.0 million and $24.2 million increase in loss and loss adjustment expense reserves, respectively.

      (3) Quarterly net income per share numbers may not add to the annual net income per share.

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
DECEMBER 31, 1999 AND 1998
BALANCE SHEETS (Parent Company Only)
(IN THOUSANDS)




ASSETS                                                                                   1999            1998

Cash and short-term investments                                                      $  4,475        $ 17,906
Restricted short-term investments                                                      31,350               -
Receivables, net                                                                        3,876           5,607
Intercompany receivables                                                                    -             248
Surplus note receivables from subsidiaries                                             40,000          60,000
Investments in subsidiaries                                                           193,130         255,444
Other assets                                                                            7,425           7,297
                                                                                     ---------       --------

                                                                                     $280,256        $346,502
                                                                                     =========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                             $    593            $473
Intercompany payable                                                                    1,290               -
Bank borrowings                                                                             -          15,000
Company-obligated mandatorily redeemable Preferred Securities of
  AICI Capital Trust, holding solely Junior Subordinated Debentures of
  the Company                                                                          94,875          94,875
                                                                                     ---------       ---------

          Total liabilities                                                            96,758         110,348
                                                                                     ---------       ---------

Common stock subject to redemption                                                      2,540               -

Stockholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized, none issued                   -               -
  Common stock, $.40 par value, 40,000,000 shares authorized; 15,494,334
    and 15,466,860 shares issued                                                        6,198           6,187
  Capital in excess of par value                                                      198,932         198,657
  Accumulated other comprehensive income (loss), net of tax                           (12,568)           5,305
  Retained earnings                                                                    17,212          52,281
  Common stock subject to redemption                                                   (2,540)               -
  Treasury stock, at cost, 1,209,520 shares                                           (26,047)        (26,047)
  Contingent stock, 20,396 shares                                                        (229)           (229)
                                                                                      --------       ----------

           Total stockholders' equity                                                 180,958         236,154
                                                                                     ---------       -----------

                                                                                     $280,256        $346,502
                                                                                     =========       =========

ACCEPTANCE INSURANCE COMPANIES INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
STATEMENTS OF OPERATIONS  (Parent Company Only)
(IN THOUSANDS)


                                                                        1999            1998            1997

Revenues                                                            $      -         $     -         $     -

Costs and expenses:
  General and administrative expenses                                  4,594           2,502           2,112
                                                                    ---------        --------        --------
           Operating loss                                             (4,594)         (2,502)         (2,112)

Other income (expense):
  Interest expense                                                    (9,058)         (8,994)         (6,569)
  Undistributed share of net income (loss) of subsidiaries           (44,151)         (3,933)         25,040
  Other                                                               19,251          19,313          17,889
                                                                    ----------       --------        ---------
                                                                     (33,958)          6,386          36,360
                                                                    ----------       --------        ---------

          Income (loss) before income taxes                          (38,552)          3,884          34,248

Income tax benefit (expense):
  Current                                                              2,148           1,834             995
  Deferred                                                               446            (182)             70
                                                                     ---------       ---------       ---------

Net income (loss)                                                   $(35,958)        $ 5,536         $35,313
                                                                    ==========       =========       =========



ACCEPTANCE INSURANCE COMPANIES INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
STATEMENTS OF CASH FLOWS (Parent Company Only)
(IN THOUSANDS)


                                                                                 1999            1998            1997
Cash flows from operating activities:
  Net income (loss)                                                             $(35,958)        $  5,536       $  35,313
  Adjustments to reconcile net income from continuing
    operations to net cash used for operating activities:
      Deferred tax expense (benefit)                                                 446              182             (70)
      Undistributed share of net loss (income) of subsidiaries                    44,151            3,933         (25,040)
      Increase (decrease) in cash attributable to changes in
        assets and liabilities:
          Receivables                                                              1,979           13,647         (14,233)
          Payables                                                                 1,410             (138)           (334)
  Other, net                                                                         620              508             234
                                                                                ---------        ----------     -----------
           Net cash used for operating activities                                 12,648           23,668          (4,130)

Cash flows from investing activities:
  Contributions to investments in subsidiaries                                       (15)            (250)        (20,000)
  Proceeds from repayment of surplus note                                         20,000                -               -
  Increase in restricted short-term investments                                  (31,350)               -               -
                                                                                ----------       ----------     ------------
           Net cash used for investing activities                                (11,365)            (250)        (20,000)

Cash flows from financing activities:
  Proceeds from bank borrowings                                                        -           15,000          21,000
  Repayments of bank borrowings                                                  (15,000)               -         (90,000)
  Proceeds from issuance of Company-obligated mandatorily redeemable
    Preferred Securities, net of $3,976 in related expenses                            -                -          90,899
  Proceeds from issuance of common stock                                             286              596           2,055
  Purchase of treasury stock                                                           -          (22,068)           (739)
                                                                                ----------       ----------     ------------
           Net cash provided by financing activities                             (14,714)          (6,472)         23,215
                                                                                ----------        ---------     ------------

Net increase (decrease) in cash and short-term investments                       (13,431)          16,946            (915)

Cash and short-term investments at beginning of year                              17,906              960           1,875
                                                                                ----------        ---------     ------------

Cash and short-term investments at end of year                                  $  4,475         $ 17,906       $     960
                                                                                ==========       ==========     ============


ACCEPTANCE INSURANCE COMPANIES INC.
SCHEDULE II - (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows.

Included in the Statements of Operations in Other is $5,360,000, $5,400,000, and $4,500,000 of interest income on surplus notes from subsidiaries for the years ended December 31, 1999, 1998 and 1997, respectively, and $12,989,000 and $13,199,000 of dividend income from subsidiaries for the years ended December 31, 1999 and 1998, respectively.

Cash payments for interest were $9,047,000, $8,739,000, and $6,795,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE V
VALUATION ACCOUNTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS)



     Column A                                                    Column B       Column C        Column D        Column E

                                                                 Balance
                                                                 at                                             Balance
                                                                 Beginning                                      at
                                                                 of                                             End of
                                                                 Period         Additions       Deductions      Period

Allowance for doubtful accounts:
  Year ended December 31, 1999                                   $5,205         $2,942          $1,110          $7,037

  Year ended December 31, 1998                                   $4,985         $2,147          $1,927          $5,205

  Year ended December 31, 1997                                   $3,454         $2,558          $1,027          $4,985


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCEPTANCE INSURANCE COMPANIES INC.

By  /s/ John E. Martin                 Dated: March 16, 2000
    --------------------------------
     John E. Martin
     President and Chief Executive Officer

By  /s/ Georgia M. Mace                Dated: March 16, 2000
    --------------------------------
   Georgia M. Mace
   Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 16, 2000      /s/ Jay A. Bielfield
                            ----------------------------------
                            Jay A. Bielfield, Director


Dated:  March 16, 2000       /s/ Edward W. Elliott, Jr.
                             ---------------------------------
                             Edward W. Elliott, Jr., Director


Dated:  March 16, 2000       /s/ Robert LeBuhn
                             ---------------------------------
                             Robert LeBuhn, Director


Dated:  March 16, 2000       /s/ Michael R. McCarthy
                             ---------------------------------
                             Michael R. McCarthy, Director


Dated:  March 16, 2000       /s/ John P. Nelson
                             ---------------------------------
                             John P. Nelson, Director


Dated:  March 16, 2000       /s/ R.L. Richards
                             ----------------------------------
                             R. L. Richards, Director


Dated:  March 16, 2000       /s/ David L. Treadwell
                             -----------------------------------
                             David L. Treadwell, Director


Dated:  March 16, 2000       /s/ Doug T. Valassis
                             ------------------------------------
                             Doug T. Valassis, Director

                       ACCEPTANCE INSURANCE COMPANIES INC.
                           ANNUAL REPORT ON FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 31, 1999

                                  EXHIBIT INDEX


NUMBER         EXHIBIT DESCRIPTION

3.1            Registrant's Restated Certificate of Incorporation.
               Incorporated by reference to Registrant's Annual Report of Form 10-K for the period ending December 31, 1993, and Amendment thereto, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

3.2            Restated By-laws of Acceptance Insurance Companies Inc.
               Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

3.3            Amendment to Restated Bylaws of Acceptance Insurance Companies
               Inc.

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

10.3 Employment Agreement dated December 14, 1999 between the Registrant and John E. Martin.

10.4           The Registrant's 1997 Employee Stock Purchase Plan.
               Incorporated by reference to the Registrant's Proxy Statement filed on or about April 29, 1997.

10.5 The Registrant's Employee Stock Ownership and Tax Deferred Savings Plan as merged, amended and restated effective October 1, 1990. Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1990.

10.6 First Amendment to the Registrant's Employee Stock Ownership and Tax Deferred Savings Plan. Incorporated by reference to Exhibit
               99.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10.7 Second Amendment to the Registrant's Employee Stock Ownership and Tax Deferred Savings Plan. Incorporated by reference to
               Exhibit 99.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10.8           The Registrant's 1996 Incentive Stock Option Plan.
               Incorporated by reference to the Registrant's Proxy Statement filed on or about May 3, 1996.

21             Subsidiaries of the Registrant.

23.1           Consent of Deloitte & Touche LLP.

23.2           Report on schedules of Deloitte & Touche LLP.

27             Financial Data Schedule.