Form 10-Q
period 2000-03-31
ACCEPTANCE INSURANCE COMPANIES INC
filed 2000-05-15
CIK 74783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000
                          Commission File Number 1-7461

                       ACCEPTANCE INSURANCE COMPANIES INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                  31-0742926
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification Number)


222 South 15th Street, Suite 600 North
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

                       YES   X                   NO

The number of shares of each class of the Registrant's common stock outstanding on May 5, 2000 was:

         Class of Common Stock                  No. of Shares Outstanding
      Common Stock, $.40 Par Value                     14,300,250

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES


                                    FORM 10-Q

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements:

                   Consolidated Balance Sheets
                   March 31, 2000 and December 31, 1999

                  Consolidated Statements of Operations
                  Three Months Ended March 31, 2000 and 1999

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2000 and 1999

                  Notes to Interim Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 6.  Exhibits and Reports on Form 8-K

         Signatures

         Exhibit Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                    March 31,     December 31,
                                                                                      2000            1999
                                                                                    _________     ____________
         ASSETS
Investments:
   Fixed maturities available-for-sale, at fair value......................       $    237,964     $   250,389
   Marketable equity securities - preferred stock available-for-sale, at
       fair value..........................................................             14,208          14,178
   Marketable equity securities - common stock available-for-sale, at
       fair value..........................................................              8,357          10,903
   Mortgage loan ..........................................................              8,787           8,914
   Real estate...........................................................                3,177           3,182
   Short-term investments, at cost, which approximates  market.............            104,098         104,702
   Restricted short-term investments, at cost, which approximates market..              31,350          31,350
                                                                                   ____________     ____________
                                                                                       407,941         423,618

Cash.......................................................................              1,564           2,579
Receivables, net...........................................................            138,301         177,296
Income tax receivable......................................................             12,482          14,177
Reinsurance recoverable on unpaid losses and loss adjustment expenses......            358,049         502,537
Prepaid reinsurance premiums...............................................             49,146          54,888
Property and equipment, net................................................             19,047          18,723
Deferred policy acquisition costs..........................................             13,820          17,495
Excess of cost over acquired net assets....................................             28,277          28,515
Deferred income tax........................................................             27,526          27,387
Other assets...............................................................             19,366          11,097
                                                                                   ____________     ____________
       Total assets........................................................        $ 1,075,519      $1,278,312
                                                                                   ============     ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss adjustment expenses........................................        $   625,634      $  781,377
Unearned premiums..........................................................            108,581         127,938
Amounts payable to reinsurers..............................................             33,067          49,224
Accounts payable and accrued liabilities...................................             29,681          41,400
Company-obligated mandatorily redeemable Preferred Securities of
  AICI  Capital Trust, holding solely Junior Subordinated Debentures
  of the Company...........................................................             94,875          94,875
                                                                                    ____________    ____________
    Total liabilities     .................................................            891,838       1,094,814
Common stock subject to redemption ........................................              2,541           2,540
Stockholders' equity:
   Preferred stock, no par value, 5,000,000 shares  authorized, none issued                --             --
   Common stock, $.40 par value, 40,000,000
     shares authorized; 15,524,665  and 15,494,334  shares issued..........              6,210           6,198
   Capital in excess of par value..........................................            199,027         198,932
   Accumulated other comprehensive  income (loss), net of tax..............            (10,602)        (12,568)
   Retained earnings.......................................................             15,322          17,212
   Common stock subject to redemption....................................               (2,541)         (2,540)
   Treasury stock, at cost, 1,209,520 shares..............................             (26,047)        (26,047)
   Contingent stock, 20,396 shares........................................                (229)           (229)
                                                                                   _____________    ___________
     Total stockholders' equity............................................            181,140         180,958
                                                                                   _____________    ___________
     Total liabilities and stockholders' equity............................        $ 1,075,519      $1,278,312
                                                                                   =============    ===========


               The accompanying notes are an integral part of the
                   interim consolidated financial statements.

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
               for the three months ended March 31, 2000 and 1999




                                                                                          2000              1999
                                                                                       _________         _________
Revenues:
   Insurance premiums earned...............................................            $ 52,396           $53,571
   Net investment income...................................................               5,418             6,244
   Net realized capital gains..............................................               1,565             2,480
                                                                                       _________          ________
                                                                                         59,379            62,295
Costs and expenses:
   Costs of revenues:
    Insurance losses and loss adjustment expenses..........................              39,713            36,876
    Insurance underwriting expenses........................................              20,299            18,168
    General and administrative expenses....................................                 489               553
                                                                                       _________          ________
                                                                                         60,501            55,597
                                                                                       _________          ________
Operating profit (loss)....................................................              (1,122)            6,698
                                                                                       _________          ________

Other income (expense):
    Interest expense.......................................................              (2,168)           (2,390)
    Other, net.............................................................                 --                 14
                                                                                       __________         ________
                                                                                         (2,168)           (2,376)
Income (loss) before income taxes and cumulative effect
   of change in accounting principle  .....................................              (3,290)            4,322
Income tax expense (benefit):
   Current.....................................................  ..........                (202)           (2,567)
   Deferred................................................................              (1,198)            3,527
                                                                                       __________         ________

Income (loss) before cumulative effect of change in
  accounting principle.....................................................              (1,890)            3,362

Cumulative effect of change in accounting principle........................                --                (338)
                                                                                       __________         ________

Net income (loss)..........................................................            $ (1,890)          $ 3,024
                                                                                       ==========         ========

Income (loss) per share:
   Basic:
   Income (loss) before cumulative effect of change in
       accounting principle................................................            $   (.13)          $   .24
   Cumulative effect of change in accounting principle.....................                  --              (.02)
   Net income (loss).......................................................                (.13)              .21

   Diluted:
   Income (loss) before cumulative effect of change in
     accounting principle..................................................            $   (.13)          $   .23
    Cumulative effect of change in accounting principle....................                  --              (.02)
   Net income (loss).......................................................                (.13)              .21

               The accompanying notes are an integral part of the
                   interim consolidated financial statements.

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
               for the three months ended March 31, 2000 and 1999



                                                                                            2000                1999
                                                                                         __________         ___________
Cash flows from operating activities:
   Net income (loss)...............................................................       $  (1,890)        $   3,024
   Adjustments to reconcile net income (loss) to net cash from
     operating activities..........................................................         (18,208)           14,064
                                                                                          __________        __________

       Net cash from operating activities..........................................         (20,098)           17,088
                                                                                          __________        __________

Cash flows from investing activities:
   Proceeds from sales of investments available-for-sale.........................            25,189            49,422
   Proceeds from sales of short-term investments...................................          12,185              --
   Proceeds from maturities of short-term investments .............................             718               989
   Proceeds from maturities of investments available-for-sale......................          10,626            16,712
   Purchases of short-term investments.............................................         (83,952)          (22,918)
   Purchases of investments available-for-sale.....................................         (16,349)          (75,247)
   Other, net......................................................................          (1,575)           (1,607)
                                                                                          __________        ___________

        Net cash from investing activities.........................................         (53,158)          (32,649)
                                                                                          ___________        ___________


Cash flows from financing activities:
   Proceeds from issuance of common stock..........................................             107                94
                                                                                          ___________        __________

        Net cash from financing activities.........................................             107                94
                                                                                          ___________        __________

Net increase (decrease) in cash and short-term investments.........................         (73,149)          (15,467)
Cash and short-term investments at beginning of period.............................         105,724            72,822
                                                                                          ___________        __________

Cash and short-term investments at end of period...................................       $  32,575         $  57,355
                                                                                          ===========       ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest........................................     $     2,135         $   2,360
                                                                                        =============       ===========
   Cash paid during the period for income taxes....................................     $      --           $     --
                                                                                        =============       ===========



               The accompanying notes are an integral part of the
                   interim consolidated financial statements.

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies:

   Principles of Consolidation

   The Company's consolidated financial statements include the accounts of Acceptance Insurance Companies Inc. and its majority-owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated.

   Management's Opinion

   The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company's financial position as of March 31, 2000 and December 31, 1999, and the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999.

   Statements of Cash Flows

   The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of March 31, 2000 approximately $73,087,000 of short-term investments had a maturity date at acquisition of greater than three months. Restricted short-term investments are not considered a cash equivalent.

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

   Change in Accounting Principle

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


2. Investments:

   The amortized cost and related estimated fair values of investments in the accompanying balance sheets are as follows (in thousands):

                                                                       Gross              Gross              Estimated
                                                    Amortized        Unrealized          Unrealized            Fair
                                                      Cost             Gains              Losses               Value
                                                 _____________      ____________        ____________       _____________
March 31, 2000:
   Fixed maturities available-for-sale:
   U.S. Treasury and government
     securities.............................     $  94,790          $     --            $    2,485         $    92,305
   States, municipalities and political
     subdivisions...........................       111,900                175                4,247             107,828
   Mortgage-backed securities...............        19,089                --                 1,508              17,581
   Other debt securities....................        23,153                 10                2,913              20,250
                                                 __________         __________          ___________        ____________
                                                 $ 248,932          $     185           $   11,153         $   237,964
                                                 ==========         ==========          ===========        ============

   Marketable equity securities -
     preferred stock........................     $  15,111          $      33           $      936         $    14,208
                                                 ==========         ==========          ===========        ============
   Marketable equity securities -
     common stock...........................     $  12,796          $     303           $    4,742         $     8,357
                                                 ==========         ==========          ===========        ============

December 31, 1999:
   Fixed maturities available-for-sale:
   U.S. Treasury and government
     securities.............................     $  87,421          $      31           $    2,358         $    85,094
   States, municipalities and political
     subdivisions...........................       132,805                323                6,933             126,195
   Mortgage-backed securities...............        19,191                --                 1,368              17,823
   Other debt securities....................        24,902                --                 3,625              21,277
                                                  _________         __________          ___________        ____________

                                                 $ 264,319          $     354           $   14,284         $   250,389
                                                 ==========         ==========          ===========        ============

   Marketable equity securities -
     preferred stock........................     $  15,111          $      87           $    1,020         $    14,178
                                                 ==========         ==========          ===========        =============

   Marketable equity securities -
     common stock...........................     $  15,377          $   1,241           $    5,715         $    10,903
                                                 ==========         ==========          ===========        =============


              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued


3.       Insurance Premiums and Claims:

         Insurance premiums written and earned by the Company's insurance subsidiaries for the three months ended March 31, 2000 and 1999 are as follows (in thousands):

                                                                                      2000               1999
                                                                                   _________         __________
               Direct premiums written..........................................   $ 112,426         $ 121,647
               Assumed premiums written.........................................       3,620             4,467
               Ceded premiums written...........................................     (77,264)         (75,062)
                                                                                   __________        __________

                   Net premiums written.........................................   $  38,782         $ 51,052
                                                                                   ==========        ==========

               Direct premiums earned...........................................   $ 126,354         $126,799
               Assumed premiums earned..........................................       9,049            6,497
               Ceded premiums earned............................................     (83,007)         (79,725)
                                                                                   ___________       _________

                   Net premiums earned..........................................   $  52,396         $ 53,571
                                                                                   ===========       ==========


          Insurance losses and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of $86.9 million and $62.5 million for the three months ended March 31, 2000 and 1999, respectively.


4.       Commitments and Contingencies:

         The Company is involved in various insurance related claims arising from the normal conduct of business. Management believes that the outcome of these proceedings will not have a material adverse effect on the consolidated financial statements of the Company.

         The Company is a defendant in a class-action lawsuit filed in August 1999 and transferred to the Arkansas United States District Court. Plaintiffs in this suit assert the Company made false representations and engaged in deceptive trade practices related to the Company's 1999 CropRevenue CoveragePlus (R) coverage for rice. The plaintiffs seek compensatory damages, interest, attorney fees and all appropriate damages or relief. The District Court denied plaintiffs' request for class action status on March 10, 2000 but the denial of class certification did not preclude filing of additional class and individual actions against the Company. The Company pursued settling the case to avoid further litigation expense and the distraction of burdensome and protracted litigation. On May 1, 2000 the Court entered an Order finding a proposed settlement of $3.7 million is within the range of possible final judicial approval. The proposed settlement is subject to final approval by the Court and requires acceptance by substantially all of the approximately 6,000 rice producers who are members of a proposed settlement class. The Company has accrued approximately $4.0 million for this settlement and related estimated costs.

         In December 1999, the Company and certain of its officers and directors were sued in the Nebraska United States District Court by a plaintiff alleging, on behalf of a putative class of persons who purchased the Company's common stock, that the Company knowingly and intentionally understated the Company's liabilities and made untrue statements of material fact in order to maintain the market price of the Company's common stock at artificially high levels. The plaintiff seeks compensatory damages, interest, costs and attorney fees. Subsequently several additional actions making substantially identical allegations and seeking substantially identical relief, as to both the Company's common stock and the Company's Redeemable Preferred Securities also were filed in the Nebraska United States District Court. On April 24, 2000 the Court entered an order consolidating all such actions presently known to the Company as "In Re Acceptance Insurance Companies Securities Litigation Master File No. 8:99CV547" and appointed Lead Plaintiffs and Co-Lead Counsel as required by law. While the Company believes these actions are without merit, the ultimate outcome of this litigation cannot be predicted at this time and the Company currently is unable to determine the potential effect on the Company's financial position, results of operations or cash flows. The Company intends to vigorously contest the pending lawsuits and all similar suits.

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

         Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and can be called at par value after September 30, 2002, all as described in the Junior Debenture Indenture. At March 31, 2000, the Company had Preferred Securities of $94.875 million outstanding at a weighted average interest cost of 9.1%.

6.       Income Taxes:

         The Company recognizes a net deferred tax asset or liability for all temporary differences and a related valuation allowance when realization of the asset is uncertain. The valuation allowance at March 31, 2000 and December 31, 1999 relates to capital loss items. The net deferred tax as of March 31, is as follows (in thousands):



                                                                                          March 31,       December 31,
                                                                                           2000                1999
                                                                                        ____________     _____________
        Unpaid losses and loss adjustment expenses................................      $  9,290          $ 11,075
        Unearned premiums.........................................................         4,160             5,113
        Allowances for doubtful accounts..........................................         2,433             2,463
        Net operating loss carryforward............................... . . .               7,756             6,109
        Unrealized loss on marketable equity securities available-for-sale . . . .         1,870             1,892
        Unrealized loss on fixed maturities available-for-sale......... . . . .            3,839             4,876
        Other......................................................................        7,003             5,389
                                                                                        __________        _________
           Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . . . . . .        36,351            36,917
                                                                                        __________        _________

        Deferred policy acquisition costs..........................................       (4,837)           (6,123)
        Other......................................................................       (3,913)           (3,332)
                                                                                        __________        _________
            Deferred tax liability . . . . . . . . . . . . . . . . . . . . . . . .        (8,750)           (9,455)
                                                                                        __________        _________
                                                                                          27,601            27,462

        Valuation allowance........................................................          (75)              (75)
                                                                                        _________         _________
        Net deferred tax asset.....................................................     $ 27,526          $ 27,387
                                                                                        =========         =========


              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued

        Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements as follows (in thousands):


                                                                                              March 31,
                                                                                        ______________________

                                                                                           2000        1999
                                                                                        _________    _________
        Computed U.S. federal income taxes....................................          $(1,152)     $ 1,513
        Nondeductible amortization of goodwill and other intangibles..........               99          114
        Tax-exempt interest income............................................             (464)        (622)
        Dividends received deduction..........................................              (99)        (205)
        State income tax......................................................             (202)         --
        Other.................................................................              418          160
                                                                                        _________    ________
                   Income tax expense (benefit)...............................          $(1,400)     $   960
                                                                                        =========    ========


7.        Net Income (Loss) Per Share:

          The net income (loss) per share for both basic and diluted for the three months ended March 31, 2000 and 1999 are as follows (in thousands except per share data):



                                                                                              March 31,
                                                                                        _____________________
                                                                                          2000        1999
                                                                                        ________     ________
        Income (loss) before cumulative effect of change in accounting principle        $(1,890)     $ 3,362
        Cumulative effect of change in accounting principle                                --           (338)
                                                                                        _________    ________
        Net income (loss)                                                               $(1,890)     $ 3,024
                                                                                        =========    ========

        Weighted average common shares outstanding                                       14,285       14,241
                Dilutive effect of contingent shares                                       --             21
                Dilutive effect of stock options                                           --             80
                                                                                        ________     ________

        Diluted weighted average common and equivalent shares outstanding                14,285       14,342
                                                                                        ========     ========

        Income (loss) per share:
             Basic:
                Income (loss) before cumulative effect of change in
                  accounting principle                                                  $  (.13)     $   .24
                Cumulative effect of change in accounting principle                         --          (.02)
                Net income (loss)                                                          (.13)         .21

             Diluted:
                Income (loss) before cumulative effect of change in
                   accounting principle                                                 $  (.13)     $   .23
                Cumulative effect of change in accounting principle                         --          (.02)
                Net income (loss)                                                          (.13)         .21



              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued



8.      Other Comprehensive Income:

        Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Other comprehensive income (loss) determined in accordance with SFAS No. 130 for the three months ended March 31, 2000 and 1999 are as follows (in thousands):


                                                                                          March 31,
                                                                                _____________________________
                                                                                  2000                1999
                                                                                _________           _________

           Net income (loss)                                                    $ (1,890)           $  3,024

           Unrealized holding  gains (losses) of investments,
                net of reclassification adjustment                                 3,024              (5,726)
           Income tax expense (benefit)                                            1,058              (2,004)
                                                                                _________           _________

                                                                                   1,966              (3,722)
                                                                                _________           __________

           Other comprehensive income (loss)                                    $     76            $   (698)
                                                                                =========           ==========


9.      Business Segments:

        The Company is engaged in the specialty property and casualty and the crop insurance business. The property and casualty insurance segment primarily consists of commercial property, commercial casualty, inland marine and workers' compensation. The principal lines of the Crop Insurance segment are MPCI, supplemental coverages and named peril insurance.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Management evaluates the performance of and allocates its resources to its operating segments based on income before income taxes. Interest income and interest expense are primarily allocated to segments based upon estimated investments and capital, respectively. For the three months ended March 31, 2000 and 1999, there were no material intersegment transactions. Management does not utilize assets as a significant measurement tool for evaluating segments.

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued


        Segment revenues and segment operating profit (loss) for the three months ended March 31, are as follows (in thousands):


                                                   Property and
                                                    Casualty          Crop
                                                    Insurance        Insurance    Total
                                                   _____________    _________   __________
                            2000
        Revenues                                   $ 49,893         $  9,486    $  59,379
                                                   ==========       =========   ==========
        Operating profit (loss)                        (258)            (864)      (1,122)

        Interest expense and other                      667            1,501        2,168
                                                   __________       _________   __________

        Income (loss) before income taxes          $   (925)        $ (2,365)   $  (3,290)
                                                   ==========       =========   ==========


                           1999
        Revenues                                   $ 61,123         $  1,172    $  62,295
                                                   =========        =========   ==========

        Operating profit (loss)                       5,511            1,187        6,698

        Interest expense and other                    1,435              941        2,376
                                                   _________        _________   __________

        Income before income taxes and
        cumulative effect of change in
        accounting principle                       $  4,076         $    246    $   4,322
                                                   =========        =========   ==========



10.     Sale of Redland Insurance Company:

        In April 2000, the Company signed a Definitive Contract for the sale of Redland Insurance Company ("Redland") to Clarendon National Insurance Company ("Clarendon"). The Contract is consistent with the agreement in principle announced in January 2000 and is subject to various regulatory approvals. The proposed transaction includes the appointment of other Company subsidiaries as the exclusive producer and administrator of Redland for the business the Company currently writes through Redland. The Company would also reinsure certain portions of the business written by Redland in the future and the Company and Clarendon would jointly develop additional specialty program business. The sale would be a cash transaction based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries to The Redland Group, Inc. The Company does not expect to realize a significant gain or loss from the proposed transaction which is expected to close on or about July 1, 2000.

PART I.
_______
ITEM 2.

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of the Company and its consolidated subsidiaries should be read in conjunction with the Company's Interim Consolidated Financial Statements and the notes thereto included elsewhere herein.


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

The Company's results are significantly impacted by its crop business, particularly its MPCI line. Estimated results from the crop lines are not generally recorded until the fourth quarter of the year, after crops are harvested and final market prices are established. Crop segment results are particularly dependent on events beyond the Company's control, notably weather conditions during the crop growing seasons in the states where the Company writes a substantial amount of its crop insurance, the market price of grains on various commodity exchanges and overall worldwide supply and demand, the continuing globalization of the crop industry and its effect on the export of crops to other countries and the volatility of crop prices resulting from domestic and foreign policy decisions. Additionally, federal regulations governing aspects of crop insurance are frequently modified, and any such changes may impact crop insurance results.

Forward-looking information set forth herein does not take into account any impact from any adverse weather conditions during the 2000 crop season, or the various other factors noted below which may affect crop and noncrop operation results.

General

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

The accounting treatment for MPCI is different than the more traditional property and casualty insurance lines. For income statement purposes, gross premiums written consist of the aggregate amount of MPCI premiums paid by farmers, and does not include any related federal premium subsidies. The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. For income statement purposes, any such profit share earned by the Company, net of the cost of third party reinsurance, is shown as net premiums written, which equals net premiums earned for MPCI business; whereas, any share of losses payable by the Company is charged to losses and loss adjustment expenses. Due to various factors, including timing and severity of losses from storms and other natural perils and crop production cycles, the profit or loss on MPCI premiums is primarily recognized in the fourth quarter of the year. The Company relies on loss information from the field to determine (utilizing a formula established by the RMA) the level of losses that should be considered in estimating the profit or loss during this period.
Based upon available loss information, the Company has historically recorded an estimate of the profit or loss during the third quarter and then re-evaluated the estimate using additional loss information available. Due to the nature of the CRC product whereby results are influenced by changes in the market prices of various commodities in the fourth quarter and the increasing significance of CRC as a percentage of MPCI, the Company intends to record its initial estimate of the profit or loss for the 2000 crop results in the fourth quarter of 2000.

Certain characteristics of the Company's crop business may affect comparisons, including: (i) the seasonal nature of the business whereby profits or losses generally can not be estimated until the fourth quarter of the year; (ii) the nature of crop business whereby losses are known within a one year period; and
(iii) the limited amount of investment income associated with crop business. In addition, cash flows from such business differ from cash flows from certain more traditional lines. With the Company's increased emphasis on the crop segment, the seasonal and short term nature of the Company's crop business, as well as the impact on the crop business of weather and other natural perils, may produce more volatility in the Company's operating results on a quarter to quarter or year to year basis than has historically been the case.

Results of Operations
                        Three Months Ended March 31, 2000
                  Compared to Three Months Ended March 31, 1999

The Company's net income decreased from $3.0 million for the three months ended March 31, 1999 to a net loss of $1.9 million for the three months ended March 31, 2000. The reduction in net income was primarily a result of the $4.0 million charge related to the proposed settlement of the class action suit by rice producers and the development of CRCPlus losses in first quarter of 2000, the decrease in investment income and realized gains and an increase in the loss ratio in the Company's property and casualty segment. Partially offsetting these effects was the additional profit sharing earned in the current year under the Company's 1999 MPCI program.

The underwriting loss in the Company's crop segment increased by approximately $2.0 million in the first quarter of 2000 in comparison to the same period in 1999. The results for 2000 include a $4.0 million expense related to the proposed settlement of the class action suit by rice producers. The Arkansas United States District Court has entered an Order finding that the proposed settlement is within the range of possible final judicial approval. The proposed settlement is subject to final approval by the Court and requires acceptance by substantially all of the approximately 6,000 rice producers who are members of the proposed settlement class. Additionally, the first quarter 2000 results include $4.9 million in underwriting charges related to loss development resulting from higher than expected payments on the settlement of CRCPlus losses in the first quarter of 2000. Approximately 95% of the CRCPlus claims outstanding at December 31, 1999 were settled in the first quarter of 2000. The results for the crop segment also included approximately $6.8 in underwriting profits recognized in the first quarter of 2000 primarily related to an increase in the estimated 1999 MPCI profit share.

The Company's property and casualty segment was impacted in the first quarter of 2000 by the sale of its nonstandard automobile business in third quarter of 1999, and by the transfer in the first quarter of 2000 of renewal rights for all business previously produced and serviced by the Company's Scottsdale, Arizona office and for its "long haul" trucking business. Accordingly, gross written premiums and net earned premiums decreased approximately 32% and 18%, respectively, from the first quarter of 1999 to the same period in 2000. The Company expects further reductions in property and casualty segment premiums as approximately 66% of the net earned premiums for the three months ended March 31, 2000 are from discontinued lines of business. The underwriting loss for the three months ended March 31, 2000 in the Company's property and casualty segment was approximately $4.1 million higher than the same period in the previous year. This was attributable to an increase in the loss ratio from approximately 68% in the first quarter of 1999 compared to approximately 80% in the first quarter of 2000. The first quarter loss ratio of 80% is impacted by the 82% loss ratio on discontinued lines. The loss ratio for continuing lines for the three months ended March 31, 2000 is approximately 75%.

The Company's net investment income declined from approximately $6.2 million during the first three months of 1999 to $5.4 million during the three months of 2000. This decline in investment income was affected by a decline in the size of the average outstanding portfolio of the Company from approximately $487 million during the three months ended March 31, 1999 to $430 million in the same period in 2000. To a lessor extent, the yield on the portfolio decreased from 5.1% during the first quarter of 1999 to 5.0% during the first quarter of 2000. Net realized gains approximated $1.6 million for the three months ended March 31, 2000 as compared to $2.5 million for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

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

Dividends from the Insurance Companies are regulated by the regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to parent companies to certain statutorily approved limits. In 2000, the statutory limitation on dividends from the Insurance Companies to the Company without further insurance departmental approval is approximately $7.4 million. If the proposed transactions related to the sale of Redland are completed, the Company expects that the statutory limitation on dividends from the Insurance Companies to the Company without further insurance department approval will increase to approximately $21.8 million for the remainder of 2000. This anticipated increase would result from the additional dividends that are expected to be available from American Growers if these proposed transactions are completed.

The Company is currently a party to a tax sharing agreement with its subsidiaries, under which such subsidiaries pay the Company amounts in general equal to the federal income tax that would be payable by such subsidiaries on a stand-alone basis.

In 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the "Issuer Trust") issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). The Company owns all of the common securities (the "Common Securities") of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust's assets. The assets of the Issuer Trust consist solely of the Company's 9% Junior Subordinated Debentures due 2027 which were issued in 1997 in an amount equal to the Preferred Securities and the Common Securities. Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemptive provisions, all described in the Junior Debenture Indenture. At March 31, 2000, the Company had $94.875 million outstanding at a weighted average interest cost of 9.1%.

During the first quarter of 2000, the Company replaced its $31.4 million Credit Facility with a Security and Letter Loan Agreement for the same amount. The entire amount of this loan was used as security for an existing outstanding letter of credit relating to reinsurance coverage on certain crop insurance products. Under this Agreement, the Company was not required to pledge the stock of Redland Insurance Company or Acceptance Insurance Company, restrict payment of dividends, or maintain certain financial covenants, all of which were required by the previous Credit Facility. The Company believes the $20 million surplus note payment to it in December 1999 by one of its Insurance Companies and the transfer of $20 million from Acceptance Insurance Company to American Growers Insurance Company in December of 1999 in the form of a surplus note, have met the short-term capital needs of the Company. The Company continually reviews its capital needs and the surplus needs of the Insurance Companies and from time to time may seek additional funding which may include, among other things, an account receivable financing at the Insurance Companies level, a new bank line of credit, placement of equity or debt securities, or the disposition or acquisition of certain lines of property and casualty operations to satisfy liquidity needs that may arise in the future.

Insurance Companies

The principal liquidity needs of the Insurance Companies are to fund losses and loss adjustment expense payments and to pay underwriting expenses, including commissions and other expenses. The available sources to fund these requirements are net premiums received and, to a lesser extent, cash flows from the Company's investment activities, which together have been adequate to meet such requirements on a timely basis. The Company monitors the cash flows of the Insurance Companies and attempts to maintain sufficient cash to meet current operating expenses, and to structure its investment portfolio at a duration which approximates the estimated cash requirements for payments of losses and loss adjustment expenses.

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

The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. Commencing with the 1997 year, the Company receives a profit share in cash, with 60% of the amount in excess of 17.5% of its MPCI Retention (as defined in the profit sharing agreement) in any year carried forward to
future years, or it must pay its share of losses.   The Company received
$51.5 million in payments under the MPCI program in March of 1999. The Company received a net payment of approximately $62.5 million under the MPCI program in March of 2000.

Changes in Financial Condition

The Company's stockholders' equity increased by approximately $.2 million at March 31, 2000 as compared to December 31, 1999. The principal component of this increase was an increase in the value of the Company's investment portfolio causing the unrealized loss on available-for-sale securities, net of tax, to decrease from $12.6 million at December 31, 1999 to $10.6 million at March 31, 2000. This increase was partially offset by the net loss of $1.9 million for the three months ended March 31, 2000.

Consolidated Cash Flows

Cash used by operating activities was $20.1 million for the three months ended March 31, 2000 compared to cash provided from operations for the same period in 1999 of $17.1 million. This decrease in cash flow from period to period was primarily a result of the declining premium volume in the Company's property and casualty segment and loss payments related to CRCPlus.

Inflation

The Company does not believe that inflation has had a material impact on its financial condition or the results of operations.

Sale of Redland Insurance Company

In April 2000, the Company signed a Definitive Contract for the sale of Redland to Clarendon National Insurance Company ("Clarendon"). The Contract is consistent with the agreement in principle announced in January 2000 and is subject to various regulatory approvals. The proposed transaction includes the appointment of other Company subsidiaries as the exclusive producer and administrator of Redland for the business the Company currently writes through Redland. The Company would also reinsure certain portions of the business written by Redland in the future and the Company and Clarendon would jointly develop additional specialty program business. The sale would be a cash transaction based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries to The Redland Group, Inc. The Company does not expect to realize a significant gain or loss from the proposed transaction which is expected to close on or about July 1, 2000. The Company will retain an option to repurchase Redland under certain circumstances. Upon closing, Redland is expected to cede most of its business to Clarendon which maintains the rating of A (Excellent) rating from A.M. Best.

The Company is pursuing the proposed transaction as part of its overall strategy to focus its property and casualty operations on core lines of profitable specialty business and to meet the requirements of current and future agents and customers for insurance products issued by an insurance company that is rated A- or better by A.M. Best. The Company and Clarendon have entered into an interim agreement that allows Redland to issue policies with Clarendon endorsements. The Company has no reason to believe that the proposed sale of Redland will not be completed. If, however, the sale is not completed, the Company intends to seek other agreements with Clarendon, similar to the interim agreements, in order to retain the A rating on the policies.

Recent Statement of Financial Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), " Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not completed the process of evaluating the impact of the adoption of SFAS No. 133 on the Company's consolidated financial statements.


PART I
ITEM 3.

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

At March 31, 2000, the Company had $246.8 million of fixed maturity investments and mortgage loans and $22.6 million of marketable equity securities that were subject to market risk. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk. In addition, the Company has the ability to hold its fixed maturity investments until maturity and therefore would not expect to realize a material adverse impact on income or cash flows.

The Company's Preferred Securities of $94.875 million at March 31, 2000, mature in August 2027 and are redeemable at the Company's option in September 2002. The Company will continue to monitor the interest rate environment and evaluate refinancing opportunities as the redemption and maturity date approaches.

The Company uses two models to analyze the sensitivity of its market risk assets and liabilities. For its fixed maturity securities, mortgage loans and mandatorily redeemable Preferred Securities, the Company uses duration modeling to calculate changes in fair value. For its marketable equity securities, the Company uses a hypothetical 20% decrease in the fair value of these securities. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because fair values of securities may be affected by credit concerns of the issuer, prepayment speeds, liquidity of the security and other general market conditions. The sensitivity analysis duration model used by the Company produces a loss in fair value of $10.5 million on its fixed maturity securities and mortgage loans and a gain in fair value of $5.4 million on its mandatorily redeemable Preferred Securities, based on a 100 basis point increase in interest rates. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produces a loss in fair value of $4.5 million.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings


The Company is a defendant in a class-action lawsuit filed in August 1999 and transferred to the Arkansas United States District Court. Plaintiffs in this suit assert the Company made false representations and engaged in deceptive trade practices related to the Company's 1999 CropRevenue CoveragePlus (R) coverage for rice. The plaintiffs seek compensatory damages, interest, attorney fees and all appropriate damages or relief. The District Court denied plaintiffs' request for class action status on March 10, 2000 but the denial of class certification did not preclude filing of additional class and individual actions against the Company. The Company pursued settling the case to avoid further litigation expense and the distraction of burdensome and protracted litigation. On May 1, 2000 the Court entered an Order finding a proposed settlement of $3.7 million is within the range of possible final judicial approval. The proposed settlement is subject to final approval by the Court and requires acceptance by substantially all of the approximately 6,000 rice producers who are members of a proposed settlement class. The Company has accrued approximately $4.0 million for this settlement and related estimated costs.

In December 1999, the Company and certain of its officers and directors were sued in the Nebraska United States District Court by a plaintiff alleging, on behalf of a putative class of persons who purchased the Company's common stock, that the Company knowingly and intentionally understated the Company's liabilities and made untrue statements of material fact in order to maintain the market price of the Company's common stock at artificially high levels. The plaintiff seeks compensatory damages, interest, costs and attorney fees. Subsequently several additional actions making substantially identical allegations and seeking substantially identical relief, as to both the Company's common stock and the Company's Redeemable Preferred Securities also were filed in the Nebraska United States District Court. On April 24, 2000 the Court entered an order consolidating all such actions presently known to the Company as "In Re Acceptance Insurance Companies Securities Litigation Master File No. 8:99CV547" and appointed Lead Plaintiffs and Co-Lead Counsel as required by law. While the Company believes these actions are without merit, the ultimate outcome of this litigation cannot be predicted at this time and the Company currently is unable to determine the potential effect on the Company's financial position, results of operations or cash flows. The Company intends to vigorously contest the pending lawsuits and all similar suits.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  See Exhibit Index.

         (b)      Form 8-K

                  The following Current Reports on Form 8-K have been filed during the last fiscal quarter of the period covered by this report:




                                    Financial Statements                        Date of
         Item                       Filed                                       Report
         ______________________     _____________________                       ___________________

         Item 5. Other Events.      No                                          December 29,  1999

         Item 5. Other Events.      No                                          December 30, 1999

         Item 5. Other Events.      No                                          January 13, 2000

         Item 5. Other Events.      No                                          January 17, 2000

         Item 5. Other Events.      No                                          January 26, 2000

         Item 5. Other Events.      No                                          February 11, 2000

         Item 5. Other Events.      No                                          February 28, 2000

         Item 5. Other Events.      No                                          March 15, 2000


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ACCEPTANCE INSURANCE COMPANIES INC.


                                          By:      /s/  JOHN E. MARTIN
                                          _____________________________________
Dated:   May   12 , 2000                  John E. Martin
                                          President and Chief Executive Officer

                                          By: /s/  GEORGIA M. MACE
                                          _____________________________________
Dated:   May   12 , 2000                  Georgia M. Mace
                                          Chief Financial Officer and Treasurer

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                  EXHIBIT INDEX


NUMBER            EXHIBIT DESCRIPTION

10.9 Security Agreement and Letter Loan Agreement Between Acceptance Insurance Companies Inc. and Comerica Bank.

27                Financial Data Schedule.