Form 10-Q
period 2000-06-30
ACCEPTANCE INSURANCE COMPANIES INC
filed 2000-08-14
CIK 74783

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

                  For the Quarterly Period Ended June 30, 2000
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

                       YES   X                   NO

The number of shares of each class of the Registrant's common stock outstanding on August 4, 2000 was:

         Class of Common Stock                  No. of Shares Outstanding
         ______________________                 __________________________
      Common Stock, $.40 Par Value                    14,308,290

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES


                                    FORM 10-Q

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets
                  June 30, 2000 and December 31, 1999

                  Consolidated Statements of Operations
                  Three Months and Six Months Ended June 30, 2000 and 1999

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2000 and 1999

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

         Item 6.  Exhibits and Reports on Form 8-K

         Signatures

         Exhibit Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                      June 30,    December 31,
                                                                                         2000        1999
                                                                                    ____________ ______________
         ASSETS
Investments:
   Fixed maturities available-for-sale, at fair value......................       $  248,690     $   250,389
   Marketable equity securities - preferred stock available-for-sale, at
       fair value..........................................................           13,287          14,178
   Marketable equity securities - common stock available-for-sale, at
       fair value..........................................................            7,521          10,903
   Mortgage loan ..........................................................            8,662           8,914
   Real estate...........................................................              3,055           3,182
   Short-term investments, at cost, which approximates  market.............           73,787         104,702
   Restricted short-term investments, at cost, which approximates market..            31,350          31,350
                                                                                  ___________    ____________
                                                                                     386,352         423,618

Cash.......................................................................           15,188           2,579
Receivables, net...........................................................          167,609         177,296
Income tax receivable......................................................              --           14,177
Reinsurance recoverable on unpaid losses and loss adjustment expenses......          363,340         502,537
Prepaid reinsurance premiums...............................................           47,349          54,888
Property and equipment, net................................................           19,036          18,723
Deferred policy acquisition costs..........................................            9,995          17,495
Excess of cost over acquired net assets....................................           28,031          28,515
Deferred income tax........................................................           28,380          27,387
Other assets...............................................................           22,880          11,097
                                                                                  ___________     ___________
       Total assets........................................................       $1,088,160      $1,278,312
                                                                                  ===========     ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss adjustment expenses........................................       $  623,378      $  781,377
Unearned premiums..........................................................           89,998         127,938
Amounts payable to reinsurers..............................................           72,528          49,224
Accounts payable and accrued liabilities...................................           24,302          41,400
Company-obligated mandatorily redeemable Preferred Securities of
  AICI  Capital Trust, holding solely Junior Subordinated Debentures
  of the Company...........................................................           94,875          94,875
                                                                                  ___________     ___________
    Total liabilities     .................................................          905,081       1,094,814
Common stock subject to redemption ........................................            2,652           2,540
Stockholders' equity:
   Preferred stock, no par value, 5,000,000 shares  authorized, none issued             --              --
   Common stock, $.40 par value, 40,000,000
     shares authorized; 15,536,377 and 15,494,334  shares issued...........            6,215           6,198
   Capital in excess of par value..........................................          199,070         198,932
   Accumulated other comprehensive income (loss), net of tax..............           (10,771)        (12,568)
   Retained earnings.......................................................           14,841          17,212
   Common stock subject to redemption....................................             (2,652)         (2,540)
   Treasury stock, at cost, 1,209,520 shares..............................           (26,047)        (26,047)
   Contingent stock, 20,396 shares........................................              (229)           (229)
                                                                                  ___________     ___________
     Total stockholders' equity............................................          180,427         180,958
                                                                                  ___________     ___________
     Total liabilities and stockholders' equity............................       $1,088,160      $1,278,312
                                                                                  ===========     ===========

               The accompanying notes are an integral part of the
                   interim consolidated financial statements.

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
        for the three months and six months ended June 30, 2000 and 1999

                                                                                       Three Months               Six Months
                                                                                  _______________________     ____________________
                                                                                     2000         1999          2000         1999
                                                                                   ________      _______      ________    ________
Revenues:
   Insurance premiums earned...................................................... $ 41,912      $58,001      $ 94,308    $111,572
   Net investment income..........................................................    6,056        6,394        11,474      12,638
   Net realized capital gains.....................................................      101        2,862         1,666       5,342
                                                                                   _________     ________     ________    ________
                                                                                     48,069       67,257       107,448     129,552
Costs and expenses:
   Costs of revenues:
    Insurance losses and loss adjustment expenses.................................   34,943       41,955        74,656      78,831
    Insurance underwriting expenses...............................................   11,529       17,089        31,828      35,257
    General and administrative expenses...........................................      671          637         1,160       1,190
                                                                                   _________     ________     _________   ________
                                                                                     47,143       59,681       107,644     115,278
                                                                                   _________     ________     _________   ________
Operating profit (loss)...........................................................      926        7,576          (196)     14,274
                                                                                   _________     ________     _________   ________

Other income (expense):
    Interest expense..............................................................   (2,168)      (2,270)       (4,336)     (4,660)
    Other, net....................................................................      --             7           --           21
                                                                                   _________     ________     _________   _________
                                                                                     (2,168)      (2,263)       (4,336)     (4,639)
Income (loss) before income taxes and cumulative effect
   of change in accounting principle  .......................................        (1,242)       5,313        (4,532)      9,635
Income tax expense (benefit):
   Current........................................................................        5          262          (197)     (2,305)
   Deferred................................................................            (727)       1,150        (1,925)      4,677
                                                                                   _________     ________     _________   _________

Income (loss) before cumulative effect of change in
  accounting principle.......................................................          (520)       3,901        (2,410)      7,263

Cumulative effect of change in accounting principle..........................           --           --            --          338
                                                                                   __________    ________     _________    ________

Net income (loss)............................................................      $   (520)     $ 3,901      $ (2,410)   $  6,925
                                                                                   ==========    ========     =========   =========
Income (loss) per share:
   Basic:
    Income (loss) before cumulative effect of change in
       accounting principle..................................................      $   (.04)     $   .27      $   (.17)   $    .51

   Cumulative effect of change in accounting principle.......................            --          --             --        (.02)
   Net income (loss).........................................................          (.04)         .27          (.17)        .49

   Diluted:
    Income (loss) before cumulative effect of change in
     accounting principle....................................................      $   (.04)    $   .27       $   (.17)   $    .51
    Cumulative effect of change in accounting principle......................            --          --             --        (.02)
    Net income (loss).........................................................         (.04)        .27           (.17)        .48


               The accompanying notes are an integral part of the
                   interim consolidated financial statements.

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                 for the six months ended June 30, 2000 and 1999

                                                                                         2000             1999
                                                                                      __________      ___________
Cash flows from operating activities:
   Net income (loss)...............................................................   $  (2,410)      $    6,925
   Adjustments to reconcile net income (loss) to net cash from
     operating activities..........................................................     (26,059)          (9,828)
                                                                                      __________      ___________

       Net cash from operating activities..........................................     (28,469)          (2,903)
                                                                                      __________      ___________

Cash flows from investing activities:
   Proceeds from sales of investments available-for-sale.........................        39,519           89,930
   Proceeds from sales of short-term investments...................................      33,715             --
   Proceeds from maturities of short-term investments .............................       1,337            6,570
   Proceeds from maturities of investments available-for-sale......................       5,797           31,575
   Purchases of short-term investments.............................................     (90,413)         (25,701)
   Purchases of investments available-for-sale.....................................     (34,924)        (129,155)
   Other, net......................................................................      (1,926)          (4,152)
                                                                                      ___________     ___________

        Net cash from investing activities.........................................     (46,895)         (30,933)
                                                                                      ___________     ___________


Cash flows from financing activities:
   Repayment of bank borrowings..................................................           --           (15,000)
   Proceeds from issuance of common stock..........................................         155              192
                                                                                       __________     ___________

        Net cash from financing activities.........................................         155          (14,808)
                                                                                       __________     ___________

Net increase (decrease) in cash and short-term investments.........................     (75,209)         (48,644)
Cash and short-term investments at beginning of period.............................     105,724           72,822
                                                                                       __________     ___________

Cash and short-term investments at end of period...................................   $  30,515       $   24,178
                                                                                      ===========     ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest........................................   $   4,270       $    4,733
                                                                                      ===========     ===========
   Cash paid during the period for income taxes....................................   $    --         $      --
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

   General

   The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company's financial position as of June 30, 2000 and December 31, 1999, and the results of operations for the three months and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

   The unaudited consolidated financial statements shall be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

   Statements of Cash Flows

   The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of June 30, 2000 approximately $58,460,000 of short-term investments had a maturity date at acquisition of greater than three months. Restricted short-term investments are not considered a cash equivalent.

   Restricted Short-Term Investments

   The restricted short-term investments balance is comprised of investments deposited with a trustee for the Company's issuance of an outstanding letter of credit relating to reinsurance coverage on certain crop insurance products.

   Recent Accounting Pronouncements

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

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued


2. Investments:

   The amortized cost and related estimated fair values of investments in the accompanying balance sheets are as follows (in thousands):

                                                                   Gross         Gross         Estimated
                                                   Amortized     Unrealized     Unrealized       Fair
                                                     Cost          Gains         Losses          Value
                                                 __________      __________     __________   ___________
June 30, 2000:
   Fixed maturities available-for-sale:
   U.S. Treasury and government
     securities.............................     $ 108,475       $    195       $  2,148     $  106,522
   States, municipalities and political
     subdivisions...........................       108,382             60          4,246        104,196
   Mortgage-backed securities...............        18,919             --          1,666         17,253
   Other debt securities....................        23,184             39          2,504         20,719
                                                 __________      ___________    __________   ____________
                                                 $ 258,960       $    294       $ 10,564     $  248,690
                                                 ==========      ===========    ==========   ============

   Marketable equity securities -
     preferred stock........................     $  15,111       $     45       $  1,869     $   13,287
                                                 ==========      ===========    ==========   ============

   Marketable equity securities -
     common stock...........................     $  11,997       $    128       $  4,604     $    7,521
                                                 ==========      ===========    ==========   ============

December 31, 1999:
   Fixed maturities available-for-sale:
   U.S. Treasury and government
     securities.............................     $  87,421       $     31       $  2,358     $   85,094
   States, municipalities and political
     subdivisions...........................       132,805            323          6,933        126,195
   Mortgage-backed securities...............        19,191             --          1,368         17,823
   Other debt securities....................        24,902             --          3,625         21,277
                                                 __________      ___________    __________   ____________

                                                 $ 264,319       $    354       $ 14,284     $  250,389
                                                 ===========     ===========    ==========   ============

   Marketable equity securities -
     preferred stock........................     $  15,111       $     87       $  1,020     $   14,178
                                                 ===========     ===========    ==========   ============

   Marketable equity securities -
     common stock...........................     $  15,377       $  1,241       $  5,715     $   10,903
                                                 ===========     ===========    ==========   ============

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued


3.       Insurance Premiums and Claims:

         Insurance premiums written and earned by the Company's insurance subsidiaries for the three months and six months ended June 30, 2000 and 1999 are as follows (in thousands):

                                                                                     Three Months               Six Months
                                                                                _______________________    ____________________
                                                                                   2000          1999         2000       1999
                                                                                __________    _________    _________  _________
               Direct premiums written..........................................$ 139,157     $ 158,877    $ 251,583  $  280,524
               Assumed premiums written.........................................    7,183         7,990       10,803      12,457
               Ceded premiums written........................................... (121,215)     (109,886)    (198,479)   (184,948)
                                                                                __________    __________   __________ __________
                  Net premiums written..........................................$  25,125     $  56,981    $  63,907  $  108,033
                                                                                ==========    ==========   ========== ==========

               Direct premiums earned...........................................$ 157,750     $ 159,093    $ 284,104  $  285,892
               Assumed premiums earned..........................................    7,172        10,215       16,221      16,712
               Ceded premiums earned............................................ (123,010)     (111,307)    (206,017)   (191,032)
                                                                                __________    __________   __________ ___________
                  Net premiums earned ..........................................$  41,912     $  58,001    $  94,308  $  111,572
                                                                                ==========    ==========   ========== ===========


              Insurance losses and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of $65.1 million and $127.6 million for the three months ended June 30, 2000 and 1999, respectively. Insurance losses and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of $152.0 million and $190.1 million for the six months ended June 30, 2000 and 1999, respectively.

4.       Commitments and Contingencies:

         The Company is involved in various insurance related claims arising from the normal conduct of business. Management believes that the outcome of these proceedings will not have a material adverse effect on the consolidated financial statements of the Company.

         The Company was a defendant in a class-action lawsuit filed in August 1999 and transferred to the Arkansas United States District Court. Plaintiffs in this suit asserted the Company made false representations and engaged in deceptive trade practices related to the Company's 1999 CropRevenue CoveragePlus (R) coverage for rice. The plaintiffs sought compensatory damages, interest, attorney fees and all appropriate damages or relief. The District Court denied plaintiffs' request for class action status on March 10, 2000. On May 1, 2000 representatives of the putative class, consisting of all persons who applied for CropRevenueCoveragePlus(R) rice coverage during 1999, entered into a settlement agreement with the Company. Under the agreement, the Company recognized a class for settlement purposes only and paid the settlement class $3.7 million in exchange for a complete, immediate, unconditional release from all class members and dismissal of this suit. During the three months ending June 30, 2000 the Court approved this settlement, the settlement was completed and this suit was dismissed with prejudice. During 2000, the Company expensed approximately $4.0 million for this settlement and related costs.

         In December 1999, the Company and certain of its officers and directors were sued in the Nebraska United States District Court by a plaintiff alleging, on behalf of a putative class of persons who purchased the Company's common stock during the period from July 29, 1997 to November 16, 1999, that the Company knowingly and intentionally understated the Company's liabilities and made untrue statements of material fact in order to maintain the market price of the Company's common stock at artificially high levels. Subsequently several additional actions making substantially identical allegations as to both the Company's common stock and the Company's Redeemable Preferred Securities also were filed in the Nebraska United States District Court. Plaintiffs in all actions seek compensatory damages, interest, costs and attorney fees. On April 24, 2000 the Court entered an order consolidating all such actions presently known to the Company as In Re Acceptance Insurance Companies Securities Litigation Master File No. 8:99CV547 and appointed Lead Plaintiffs and Co-Lead Counsel as required by law. On June 16, 1999 plantiffs filed a single amended and consolidated complaint with respect to all of these actions.
         While the Company believes these actions are without merit, and intends to defend the pending suits vigorously, the ultimate outcome of this litigation cannot be predicted at this time and the Company currently is unable to determine the potential effect on the Company's financial position, results of operations or cash flows.

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

         Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and can be called at par value after September 30, 2002, all as described in the Junior Debenture Indenture. At June 30, 2000, the Company had Preferred Securities of $94.875 million outstanding at a weighted average interest cost of 9.1%.

6.       Income Taxes:

         The Company recognizes a net deferred tax asset or liability for all temporary differences and a related valuation allowance when realization of the asset is uncertain. The valuation allowance at June 30, 2000 and December 31, 1999 relates to capital loss items. The net deferred tax asset as of June 30, is as follows
         (in thousands):

                                                                                            June 30,       December 31,
                                                                                             2000             1999
                                                                                          ___________      ___________
        Unpaid losses and loss adjustment expenses.................................       $   9,155         $ 11,075
        Unearned premiums..........................................................           2,985            5,113
        Allowances for doubtful accounts...........................................           2,595            2,463
        Net operating loss carryforward............................... . . . . . .           11,024            6,109
        Unrealized loss on marketable equity securities available-for-sale. . . . .           2,205            1,892
        Unrealized loss on fixed maturities available-for-sale......... . . . . . .           3,595            4,876
        Other......................................................................           5,913            5,389
                                                                                          __________        _________
        Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . . . .  . . ..          37,472           36,917
                                                                                          __________        _________

        Deferred policy acquisition costs..........................................          (3,498)          (6,123)
        Other......................................................................          (5,519)          (3,332)
                                                                                          __________        _________
        Deferred tax liability . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (9,017)          (9,455)
                                                                                          __________        _________
                                                                                             28,455           27,462

        Valuation allowance........................................................             (75)             (75)
                                                                                          __________        _________
        Net deferred tax asset.....................................................       $  28,380         $ 27,387
                                                                                          ==========        =========

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued

Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements as follows (in thousands):

                                                                                                June 30,
                                                                                        __________________________
                                                                                            2000           1999
                                                                                        ___________     __________
        Computed U.S. federal income taxes.........................................     $  (1,586)      $   3,372
        Nondeductible amortization of goodwill and other intangibles..........                198             226
        Tax-exempt interest income............................................               (880)         (1,271)
        Dividends received deduction..........................................               (200)           (341)
        State income tax......................................................               (197)            164
        Other......................................................................           543             222
                                                                                        ___________     __________
           Income tax expense (benefit)....................................             $  (2,122)      $   2,372
                                                                                        ===========     ==========

7.      Net Income (Loss) Per Share:

        The net income (loss) per share for both basic and diluted for the three months and six months ended June 30, 2000 and 1999 are as follows (in thousands except per share data):


                                                                                       Three Months              Six Months
                                                                                 _______________________    ____________________
                                                                                     2000         1999         2000       1999
                                                                                 _________     _________    _________   ________
        Income (loss) before cumulative effect of change in accounting principle $   (520)     $   3,901    $ (2,410)   $  7,263
        Cumulative effect of change in accounting principle                           --             --          --          338
                                                                                 _________     _________    _________   ________
        Net income (loss)                                                        $   (520)     $   3,901    $ (2,410)   $  6,925
                                                                                 =========     =========    =========   ========

        Weighted average common shares outstanding                                 14,300         14,245      14,292      14,243
             Dilutive effect of contingent shares                                    --               21         --           21
             Dilutive effect of stock options                                        --               29         --           54
                                                                                 _________     __________   _________   _________


        Diluted weighted average common and equivalent shares outstanding          14,300         14,295      14,292      14,318
                                                                                 =========     ==========   ==========  =========

        Income (loss) per share:
             Basic:
                Income (loss) before cumulative effect of change in
                  accounting principle                                           $   (.04)     $     .27    $   (.17)   $    .51
             Cumulative effect of change in accounting principle                       --            --          --         (.02)
             Net income (loss)                                                       (.04)           .27        (.17)        .49

             Diluted:
                Income (loss) before cumulative effect of change in
                      accounting principle                                       $   (.04)     $     .27    $   (.17)   $    .51
                Cumulative effect of change in accounting principle                    --             --         --         (.02)
                Net income (loss)                                                    (.04)           .27        (.17)        .48


              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued



8.      Other Comprehensive Income (Loss):

        Other comprehensive income (loss) determined in accordance with SFAS No. 130 for the three months and six months ended June 30, 2000 and 1999 are as follows (in thousands):

                                                                        Three Months             Six Months
                                                                   ______________________    ____________________
                                                                      2000         1999         2000      1999
                                                                   __________   _________    _________  _________

        Net income (loss)                                          $   (520)    $  3,901     $ (2,410)  $  6,925

        Unrealized holding  gains (losses) of investments,
          net of reclassification adjustment                           (259)      (3,706)       2,765     (9,432)
        Income tax expense (benefit)                                    (90)      (1,297)         968     (3,301)
                                                                   __________   _________   __________  _________

                                                                       (169)      (2,409)       1,797     (6,131)
                                                                   __________   _________   __________  _________

        Other comprehensive income (loss)                          $   (689)    $  1,492     $   (613)  $    794
                                                                   ==========   =========    =========  =========




9.      Business Segments:

        The Company is engaged in the specialty property and casualty and the crop insurance business. The property and casualty insurance segment primarily consists of commercial property, commercial casualty, inland marine and workers' compensation. The principal lines of the crop insurance segment are MPCI, supplemental coverages and named peril insurance.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Management evaluates the performance of and allocates its resources to its operating segments based on income before income taxes. Interest income and interest expense are primarily allocated to segments based upon estimated investments and capital, respectively. For the three months and six months ended June 30, 2000 and 1999, there were no material intersegment transactions. Management does not utilize assets as a significant measurement tool for evaluating segments.

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued


        Segment revenues and segment operating profit (loss) for the three months and six months ended June 30, are as follows (in thousands):

                                                              Three Months                            Six Months
                                                   ____________________________________   ____________________________________
                                                   Property and                           Property and
                                                   Casualty       Crop                    Casualty      Crop
                                                   Insurance      Insurance     Total     Insurance     Insurance     Total
                                                   ___________   __________   _________    __________  __________    _________
                                    2000
        Revenues                                   $  41,972     $   6,097    $  48,069    $  91,865    $ 15,583     $107,448
                                                   ==========    ==========   ==========   ==========   =========    =========

        Operating profit (loss)                         (259)        1,185          926         (517)        321         (196)

        Interest expense and other                       667         1,501        2,168        1,334       3,002        4,336
                                                   __________    __________   __________   __________   _________    _________

        Income (loss) before income taxes          $    (926)    $    (316)   $  (1,242)   $  (1,851)   $ (2,681)    $ (4,532)
                                                   ==========    ==========   ==========   ===========  =========    =========


                                  1999
        Revenues                                   $  62,883     $   4,374    $  67,257    $ 124,006    $  5,546     $129,552
                                                   ==========    ==========   ==========   ===========  =========    =========

        Operating profit (loss)                        6,118         1,458        7,576       11,629       2,645       14,274

        Interest expense and other                     1,367           896        2,263        2,802       1,837        4,639
                                                   __________    __________   __________   __________   _________   __________

        Income before income taxes and
        cumulative effect of change in
        accounting principle                       $   4,751     $     562    $   5,313    $   8,827    $    808     $  9,635
                                                   ==========    ==========   ==========   ==========   =========    =========



10.    Sale of Redland Insurance Company:

       In April 2000, the Company signed a definitive agreement to sell
       Redland Insurance Company ("Redland") to Clarendon National Insurance Company ("Clarendon").This sale closed effective as of July 1, 2000. This transaction includes the appointment of other Company subsidiaries as the exclusive producer and administrator of Redland for the business the Company currently writes through Redland. The Company will also reinsure certain portions of the business written by Redland in the future, and the Company and Clarendon may jointly develop additional specialty program business through Redland. The sale was a cash transaction of approximately $10.8 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries to a wholly owned subsidiary of Acceptance Insurance Companies Inc. At closing, the Company pledged approximately $87 million of investments to Clarendon to secure the Company's obligations under reinsurance agreements. The Company does not expect to realize a significant gain or loss from the transaction.

PART I.
ITEM 2.
              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

The Company underwrites its insurance products through five wholly owned insurance company subsidiaries: Acceptance Insurance Company ("Acceptance Insurance"), Acceptance Indemnity Insurance Company ("Acceptance Indemnity"), Acceptance Casualty Insurance Company ("Acceptance Casualty"), American Growers Insurance Company ('American Growers") and Redland Insurance Company ("Redland") (collectively referred to herein as the "Insurance Companies"). Redland was sold effective July 1, 2000(see "Sale of Redland Insurance Company"). The Company continues to focus its emphasis on its crop segment which has recorded operating profits during each of the last six years. The principal lines of the Company's crop insurance segment are MPCI, supplemental coverages, and named peril insurance. MPCI is a federally subsidized risk management program designed to encourage farmers to manage their risk through the purchase of insurance policies. MPCI provides farmers with yield coverage for crop damage from substantially all natural perils. CRC is an extension of the MPCI program which provides farmers with protection from revenue loss caused by changes in crop prices, low yields or both. As used herein, the term MPCI includes CRC, unless the context indicates otherwise.

The accounting treatment for MPCI is different than the more traditional property and casualty insurance lines. For income statement purposes, gross premiums written consist of the aggregate amount of MPCI premiums paid by farmers, and does not include any related federal premium subsidies. The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. For income statement purposes, any such profit share earned by the Company, net of the cost of third party reinsurance, is shown as net premiums written, which equals net premiums earned for MPCI business; whereas, any share of losses payable by the Company is charged to losses and loss adjustment expenses. Due to various factors, including timing and severity of losses from storms and other natural perils and crop production cycles, the profit or loss on MPCI premiums is primarily recognized in the fourth quarter of the year.
The Company relies on loss information from the field to determine (utilizing a formula established by the RMA) the level of losses that should be considered in estimating the profit or loss during this period. Based upon available loss information, the Company has historically recorded an estimate of the profit or loss during the third quarter and then re-evaluated the estimate using additional loss information available. Due to the nature of several of the CRC products whereby results are based on the market prices of various commodities in the fourth quarter, as well as yields, and the increasing significance of CRC as a percentage of MPCI, the Company intends to now record its initial estimate of the profit or loss for the 2000 crop results in the fourth quarter of 2000.

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

Results of Operations
                 Three Months and Six Months Ended June 30, 2000
           Compared to Three Months and Six Months Ended June 30, 1999

The Company's net income decreased from $3.9 million and $6.9 million for the three months and six months ended June 30, 1999 to net losses of $.5 million and $2.4 million for the three months and six months ended June 30, 2000. The reduction in net income was primarily a result of the development of CRCPlus losses, the decrease in investment income and realized gains, an increase in the loss ratio in the Company's property and casualty segment, and a $4.0 million charge related to the settlement of the class action suit by rice producers in the first quarter of 2000. Partially offsetting these effects was the additional profit sharing recognized in the current year under the Company's 1999 MPCI program.

The underwriting loss in the Company's crop segment increased by approximately $2.0 million in the six months ended June 30, 2000 in comparison to the same period in 1999. The results for 2000 include a $4.0 million expense related to the settlement of the class action suit by rice producers. Additionally, the three and six months ended June 30, 2000 results include $2.0 million and $6.9 million, respectively, in underwriting charges related to loss development resulting from higher than expected payments on the settlement of CRCPlus losses. The results for the crop segment also included approximately $2.6 million and $9.3 million in underwriting profits recognized in the three and six months ended June 30, 2000, respectively, primarily related to an increase in the estimated 1999 MPCI profit share.

The Company's property and casualty segment was impacted in 2000 by the sale of its nonstandard automobile business in third quarter of 1999, and by the transfer in the first quarter of 2000 of renewal rights for all business previously produced and serviced by the Company's Scottsdale, Arizona office and for its "long haul" trucking business. Accordingly, gross written premiums and net earned premiums decreased approximately 43% and 32%, respectively, during the second quarter of 2000 compared to the same period in 1999 and decreased approximately 38% and 25%, respectively, during the six months ended June 30, 2000 compared to the same period in 1999. The Company expects further reductions in property and casualty segment premiums as approximately 68% of the net earned premiums for the six months ended June 30, 2000 are from discontinued lines of business. The underwriting loss for the three months and six months ended June 30, 2000 in the Company's property and casualty segment was approximately $3.4 million and $7.5 million higher than the same periods in the previous year. This was attributable to an increase in the loss ratio from approximately 70% and 69% in the three months and six months ended June 30, 1999 compared to approximately 80% for the same periods in 2000. The six months ended June 30, 2000 loss ratio of 80% is impacted by the 86% loss ratio on discontinued lines. The loss ratio for continuing lines for the six months ended June 30, 2000 is approximately 67%.

The Company's net investment income declined from approximately $6.4 million and $12.6 million during the three months and six months ended June 30, 1999 to $6.1 million and $11.5 million during the same period in 2000. This decline in investment income was primarily affected by a decline in the size of the average outstanding portfolio of the Company from approximately $482 million and $485 million during the three months and six months ended June 30, 1999 to $410 million and $420 million in the same periods in 2000.


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

Dividends from the Insurance Companies are regulated by the regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to parent companies to certain statutorily approved limits. For the first six months of 2000, the statutory limitation on dividends from the Insurance Companies to the Company without further insurance departmental approval was approximately $7.4 million. Effective July 1, 2000, with the transactions related to the sale of Redland complete, the statutory limitation on dividends from the Insurance Companies to the Company without further insurance department approval increased to approximately $21.8 million for the remainder of 2000. This increase resulted from the additional dividends that are available from American Growers.

The Company is currently a party to a tax sharing agreement with its subsidiaries, under which such subsidiaries pay the Company amounts in general equal to the federal income tax that would be payable by such subsidiaries on a stand-alone basis.

In August 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the "Issuer Trust") issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). The Company owns all of the common securities (the "Common Securities") of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust's assets. The assets of the Issuer Trust consist solely of the Company's 9% Junior Subordinated Debentures due in 2027 which were issued in August 1997 in an amount equal to the total of the Preferred Securities and the Common Securities. Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemptive provisions, all as described in the Junior Debenture Indenture. At June 30, 2000, the Company had Preferred Securities of $94.875 million outstanding at a weighted average interest cost of 9.1%.

During the first quarter of 2000, the Company replaced its $31.4 million Credit Facility with a Security and Letter Loan Agreement for the same amount. The entire amount of this loan was used as security for an existing outstanding letter of credit relating to reinsurance coverage on certain crop insurance products. Under this Agreement, the Company was not required to pledge the stock of Redland Insurance Company or Acceptance Insurance Company, restrict payment of dividends, or maintain certain financial covenants, all of which were required by the previous Credit Facility. The Company believes the $20 million surplus note payment to it in December 1999 by one of its Insurance Companies and the transfer of $20 million from Acceptance Insurance Company to American Growers Insurance Company in December of 1999 in the form of a surplus note have met the short-term capital needs of the Company. The Company continually reviews its capital needs and the surplus needs of the Insurance Companies and from time to time may seek additional funding which may include, among other things, an account receivable financing at the Insurance Companies level, a new bank line of credit, placement of equity or debt securities, or the disposition or acquisition of certain lines of property and casualty operations to satisfy liquidity needs that may arise in the future.

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

The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. Commencing with the 1997 year, the Company receives a profit share in cash, with 60% of the amount in excess of 17.5% of its MPCI Retention (as defined in the profit sharing agreement) in any year carried forward to
future years, or it must pay its share of losses.   The Company received $51.5
million in payments under the MPCI program in March of 1999.The Company received a net payment of approximately $62.5 million under the MPCI program in March of 2000.

The Company's losses and loss adjustment expense reserve estimate established represents management's best estimate based on currently available evidence. An independent actuarial study was completed as of June 30, 2000 and the study disclosed the Company's estimate was above the actuary's point estimate and within their recommended range. Even with such extensive analyses, however, the Company's lines of business are considered less predictable than standard insurance coverages and, thus, its ultimate liability may from time to time vary from such estimates.

Changes in Financial Condition

The Company's stockholders' equity decreased by approximately $.5 million at June 30, 2000 as compared to December 31, 1999. The principal component of this decrease was the net loss of approximately $2.4 million for the six months ended June 30, 2000. This decrease was partially offset by an increase in the value of the Company's investment portfolio causing the unrealized loss on available-for-sale securities, net of tax, to decrease from $12.6 million at December 31, 1999 to $10.8 million at June 30, 2000.

Consolidated Cash Flows

Cash used by operating activities was $28.5 million for the six months ended June 30, 2000 compared to $2.9 million the same period in 1999. This decrease in cash flow from period to period was primarily a result of the declining premium volume in the Company's property and casualty segment and loss payments related to CRCPlus.

Inflation

The Company does not believe that inflation has had a material impact on its financial condition or the results of operations.

Sale of Redland Insurance Company

In April 2000, the Company signed a definitive agreement to sell Redland to Clarendon National Insurance Company ("Clarendon"). This sale closed effective as of July 1, 2000. The transaction includes the appointment of other Company subsidiaries as the exclusive producer and administrator of Redland for the business the Company currently writes through Redland. The Company will also reinsure certain portions of the business written by Redland in the future, and the Company and Clarendon may jointly develop additional specialty program business through Redland. The sale was a cash transaction of approximately $10.8 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries to a wholly owned subsidiary of Acceptance Insurance Companies Inc. At closing, the Company pledged approximately $87 million of investments to Clarendon to secure the Company's obligations under reinsurance agreements. The Company does not expect to realize a significant gain or loss from the transaction. The Company retained an option to repurchase Redland under certain circumstances. Redland is expected to cede most of its business to Clarendon which maintains the rating of A (Excellent) rating from A.M. Best. The Company pursued the transaction as part of its overall strategy to focus its property and casualty operations on core lines of profitable specialty business and to meet the requirements of current and future agents and customers for insurance products issued by an insurance company that is rated A- or better by A.M. Best.

Recent Accounting Pronouncements

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

At June 30, 2000, the Company had $257.4 million of fixed maturity investments and mortgage loans and $20.8 million of marketable equity securities that were subject to market risk. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk. In addition, the Company has the ability to hold its fixed maturity investments until maturity and therefore would not expect to realize a material adverse impact on income or cash flows.

The Company's Preferred Securities of $94.875 million at June 30, 2000, mature in August 2027 and are redeemable at the Company's option in September 2002. The Company will continue to monitor the interest rate environment and evaluate refinancing opportunities as the redemption and maturity date approaches.

The Company uses two models to analyze the sensitivity of its market risk assets and liabilities. For its fixed maturity securities, mortgage loans and mandatorily redeemable Preferred Securities, the Company uses duration modeling to calculate changes in fair value. For its marketable equity securities, the Company uses a hypothetical 20% decrease in the fair value of these securities. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because fair values of securities may be affected by credit concerns of the issuer, prepayment speeds, liquidity of the security and other general market conditions. The sensitivity analysis duration model used by the Company produces a loss in fair value of $10.6 million on its fixed maturity securities and mortgage loans and a decrease in fair value of $5.4 million on its mandatorily redeemable Preferred Securities, based on a 100 basis point increase in interest rates. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produces a loss in fair value of $4.2 million.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company was a defendant in a class action lawsuit filed in August 1999 and transferred to the Arkansas United States District Court. Plaintiffs in this suit asserted the Company made false representations and engaged in deceptive trade practices related to the Company's 1999 CropRevenue CoveragePlus (R) coverage for rice. The plaintiffs sought compensatory damages, interest, attorney fees and all appropriate damages or relief. The District Court denied plaintiffs' request for class action status on March 10, 2000. On May 1, 2000 representatives of the putative class, consisting of all persons who applied for CropRevenueCoveragePlus(R) rice coverage during 1999, entered into a settlement agreement with the Company. Under the agreement, the Company recognized a class for settlement purposes only and paid the settlement class $3.7 million in exchange for a complete, immediate, unconditional release from all class members and dismissal of this suit. During the three months ending June 30, 2000 the Court approved this settlement, the settlement was completed and this suit was dismissed with prejudice. During 2000, the Company expensed approximately $4.0 million for this settlement and related costs.

In December 1999, the Company and certain of its officers and directors were sued in the Nebraska United States District Court by a plaintiff alleging, on behalf of a putative class of persons who purchased the Company's common stock during the period from July 29, 1997 to November 16, 1999, that the Company knowingly and intentionally understated the Company's liabilities and made untrue statements of material fact in order to maintain the market price of the Company's common stock at artificially high levels. Subsequently several additional actions making substantially identical allegations as to both the Company's common stock and the Company's Redeemable Preferred Securities also were filed in the Nebraska United States District Court. Plaintiffs in all actions seek compensatory damages, interest, costs and attorney fees. On
April 24, 2000 the Court entered an order consolidating all such actions presently known to the Company as In Re Acceptance Insurance Companies Securities Litigation Master File No. 8:99CV547 and appointed Lead Plaintiffs and Co- Lead Counsel as required by law. On June 16, 1999 plantiffs filed a single amended and consolidated complaint with respect to all of these actions. While the Company believes these actions are without merit, and intends to defend the pending suits vigorously, the ultimate outcome of this litigation cannot be predicted at this time and the Company currently is unable to determine the potential effect on the Company's financial position, results of operations or cash flows.

Item 4.           Submission of Matters to a Vote of Security Holders

         The Registrant's Annual Meeting of shareholders was held on May 24, 2000, and the following matters were submitted to a vote of shareholders at such Annual Meeting.

         At the Annual Meeting, seven Directors nominees were elected by shareholders to serve as Directors until the next Annual Meeting of shareholders, and until their successors are named. The number of votes for each such Director and the number of votes withheld for each Director are set forth below:


                  Name                        Number of Votes
                                              For              Withheld
                  Jay A. Bielfield            12,430,587       582,928
                  Edward W. Elliott, Jr.      12,432,162       579,778
                  Michael R. McCarthy         12,129,662       887,739
                  John P. Nelson              12,360,954       656,447
                  R.L. Richards               12,430,583       586,818
                  David L. Treadwell          12,430,262       587,139
                  Doug T. Valassis            12,430,564       586,837

         A proposal to approve the adoption of the Company's 2000 Stock Option Plan was submitted to the shareholders at the Annual Meeting. The voting results of this proposal are as follows:

                  FOR                          7,402,320
                  AGAINST                      2,638,976
                  ABSTAIN                         46,116

         A proposal to ratify the grant of stock options to Michael R. McCarthy was submitted to the shareholders at the Annual Meeting. The voting results of this proposal are as follows:

                  FOR                          7,777,912
                  AGAINST                      2,267,538
                  ABSTAIN                         41,962

         A proposal to ratify the grant of stock options to John E. Martin was submitted to the shareholders at the Annual Meeting. The voting results of this proposal are as follows:

                  FOR                          8,322,244
                  AGAINST                      1,711,219
                  ABSTAIN                         53,949

         Also submitted to shareholders at such Annual Meeting was a proposal to ratify the appointment of Deloitte and Touche LLP as the Company's principal independent public accountants for 2000. The voting results of such proposal are as follows:

                  FOR                         12,826,957
                  AGAINST                        169,499
                  ABSTAIN                         20,951


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  See Exhibit Index.

         (b)      Form 8-K

                  The following Current Reports on Form 8-K have been filed during the last fiscal quarter of the period covered by this report:

                                    Financial Statements    Date of
         Item                       Filed                   Report

         Item 5. Other Events.      No                      April 12, 2000

         Item 5. Other Events.      No                      May 1, 2000

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                ACCEPTANCE INSURANCE COMPANIES INC.


                                By:      /s/  JOHN E. MARTIN
Dated:   August 11 , 2000       ______________________________________

                                John E. Martin
                                President and Chief Executive Officer


                                By:      /s/ JOHN E. MARTIN
Dated:   August 11, 2000        ______________________________________________

                                John E. Martin
                                Acting Chief Financial Officer and Treasurer *

*Mr. Martin currently is Acting Chief Financial Officer and Treasurer. Dwayne D. Hallman has accepted the Company's offer of employment and is expected to be appointed Chief Financial Officer and Treasurer effective September 1, 2000.

              ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                  EXHIBIT INDEX


NUMBER            EXHIBIT DESCRIPTION



27                Financial Data Schedule.