Form 10-Q
period 2000-09-30
ACCEPTANCE INSURANCE COMPANIES INC
filed 2000-11-14
CIK 74783

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

                For the Quarterly Period Ended September 30, 2000
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

                   YES   X                   NO

The number of shares of each class of the Registrant's common stock outstanding on November 7, 2000 was:

         Class of Common Stock                No. of Shares Outstanding
      Common Stock, $.40 Par Value                   14,310,739

                       ACCEPTANCE INSURANCE COMPANIES INC.


                                    FORM 10-Q

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements:

                   Consolidated Balance Sheets
                     September 30, 2000 (unaudited) and December 31, 1999

                   Consolidated Statements of Operations (unaudited)
                     Three Months and Nine Months Ended September 30, 2000 and 1999

                   Consolidated Statements of Cash Flows (unaudited)
                     Nine Months Ended September 30, 2000 and 1999

                   Notes to (unaudited)Interim Consolidated Financial
                     Statements

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

         Item 6.  Exhibits and Reports on Form 8-K

         Signatures

         Exhibit Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                       ACCEPTANCE INSURANCE COMPANIES INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                    September 30,   December 31,
                                                                                         2000            1999
                                                                                    ______________    _____________
                                                                                      (unaudited)
         ASSETS
Investments:
   Fixed maturities available-for-sale, at fair value......................         $  236,489        $    250,389
   Marketable equity securities - preferred stock available-for-sale, at
       fair value..........................................................             12,853              14,178
   Marketable equity securities - common stock available-for-sale, at
       fair value..........................................................              5,909              10,903
   Mortgage loan ..........................................................              8,535               8,914
   Real estate...........................................................                3,055               3,182
   Short-term investments, at cost, which approximates  market.............            132,584             104,702
   Restricted short-term investments, at cost, which approximates market..              31,350              31,350
                                                                                    ___________       _____________
                                                                                       430,775             423,618

Cash.......................................................................              9,767               2,579
Receivables, net...........................................................            200,236             177,296
Income tax receivable......................................................               --                14,177
Reinsurance recoverable on unpaid losses and loss adjustment expenses......            328,129             502,537
Prepaid reinsurance premiums...............................................             10,519              54,888
Property and equipment, net................................................             17,236              18,723
Deferred policy acquisition costs..........................................              7,410              17,495
Excess of cost over acquired net assets....................................             27,797              28,515
Deferred income tax........................................................             28,288              27,387
Other assets...............................................................             32,788              11,097
                                                                                     ____________      _____________
       Total assets........................................................         $1,092,945          $1,278,312
                                                                                    =============       ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss adjustment expense reserves................................         $  574,230          $  781,377
Unearned premiums..........................................................             39,114             127,938
Amounts payable to reinsurers..............................................            174,834              49,224
Accounts payable and accrued liabilities...................................             26,670              41,400
Company-obligated mandatorily redeemable Preferred Securities of
  AICI  Capital Trust, holding solely Junior Subordinated Debentures
  of the Company...........................................................             94,875              94,875
                                                                                     ___________        _____________
    Total liabilities     .................................................            909,723           1,094,814
Common stock subject to redemption ........................................              2,239               2,540
Stockholders' equity:
   Preferred stock, no par value, 5,000,000 shares  authorized, none issued                --                  --
   Common stock, $.40 par value, 40,000,000
     shares authorized; 15,538,493 and 15,494,334  shares issued...........              6,215               6,198
   Capital in excess of par value..........................................            199,074             198,932
   Accumulated other comprehensive loss, net of tax................ . . . .             (8,197)            (12,568)
   Retained earnings.......................................................             12,406              17,212
   Common stock subject to redemption....................................               (2,239)             (2,540)
   Treasury stock, at cost, 1,209,520 shares..............................             (26,047)            (26,047)
   Contingent stock, 20,396 shares........................................                (229)               (229)
                                                                                    ____________         ___________
     Total stockholders' equity............................................            180,983             180,958
                                                                                    ____________         ___________
     Total liabilities and stockholders' equity............................         $1,092,945          $1,278,312
                                                                                    ============        ============

               The accompanying notes are an integral part of the
                   interim consolidated financial statements.

                       ACCEPTANCE INSURANCE COMPANIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)
     for the three months and nine months ended September 30, 2000 and 1999


                                                                                       Three Months            Nine Months
                                                                                    ___________________    ____________________
                                                                                       2000       1999       2000      1999
                                                                                     ________   ________    ________   _______
Revenues:
   Insurance premiums earned......................................................   $ 34,794   $  98,857   $129,102  $210,429
   Net investment income..........................................................      6,245       6,111     17,719    18,749
   Net realized investment gains..................................................        158       1,072      1,824     6,414
                                                                                     _________  _________   _________ _________
                                                                                       41,197     106,040    148,645   235,592
                                                                                     _________  _________   _________ _________
Costs and expenses:
Costs of revenues:
    Insurance losses and loss adjustment expenses.................................     31,831      97,502    106,487   176,333
    Insurance underwriting expenses...............................................     10,621      45,125     42,449    80,382
General and administrative expenses...............................................        375         525      1,535     1,715
                                                                                     _________  _________   ________   ________
                                                                                       42,827     143,152    150,471   258,430
                                                                                     _________  _________   ________   ________
Operating loss....................................................................     (1,630)    (37,112)    (1,826)  (22,838)
                                                                                     _________  __________  _________  ________

Other income (expense):
    Interest expense..............................................................     (2,167)     (2,186)    (6,503)   (6,846)
    Other, net....................................................................        --          (74)       --        (53)
                                                                                     __________  __________  ________  _________
                                                                                       (2,167)     (2,260)    (6,503)   (6,899)
Loss before income taxes and cumulative effect
   of change in accounting principle  .......................................          (3,797)    (39,372)    (8,329)  (29,737)

Income tax benefit:
   Current........................................................................        (70)     (7,849)      (267)  (10,154)
   Deferred................................................................            (1,436)     (6,320)    (3,361)   (1,643)
                                                                                     __________   _________  _________ _________

Loss before cumulative effect of change in
  accounting principle.......................................................          (2,291)    (25,203)    (4,701)  (17,940)
Cumulative effect of change in accounting principle..........................             --          --         --       (338)
                                                                                     __________   _________  ________ _________

Net loss.....................................................................        $ (2,291)   $(25,203)  $ (4,701) $(18,278)
                                                                                     ==========  ========== ========= =========
Loss per share:
   Basic:
   Loss before cumulative effect of change in
       accounting principle..................................................        $   (.16)   $  (1.77)  $   (.33) $  (1.26)
   Cumulative effect of change in accounting principle.......................              --          --         --      (.02)
                                                                                      _________  _________  _________ _________
   Net loss..................................................................            (.16)      (1.77)      (.33)    (1.28)
                                                                                      =========  =========  ========= =========

   Diluted:
   Loss before cumulative effect of change in
     accounting principle....................................................        $   (.16)   $  (1.77)  $   (.33) $  (1.26)
    Cumulative effect of change in accounting principle......................              --          --         --      (.02)
                                                                                     _________   _________  _________ _________
   Net loss..................................................................            (.16)      (1.77)      (.33)    (1.28)
                                                                                     =========   =========  ========= =========

               The accompanying notes are an integral part of the
                   interim consolidated financial statements.

                       ACCEPTANCE INSURANCE COMPANIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (dollars in thousands)
              for the nine months ended September 30, 2000 and 1999


                                                                                          2000               1999
                                                                                      ___________        ___________

Cash flows from operating activities:
   Net loss........................................................................   $  (4,701)         $ (18,278)
   Adjustments to reconcile net loss to net cash from
     operating activities..........................................................      10,514             24,736
                                                                                      ___________        __________

       Net cash from operating activities..........................................       5,813              6,458
                                                                                      ___________        __________

Cash flows from investing activities:
   Proceeds from sales of investments available-for-sale.........................       101,105            117,954
   Proceeds from sales of short-term investments...................................      43,549              9,905
   Proceeds from maturities of short-term investments .............................      21,537              7,518
   Proceeds from maturities of investments available-for-sale......................       7,287             39,847
   Purchases of short-term investments.............................................     (90,663)           (26,617)
   Purchases of investments available-for-sale.....................................     (87,058)          (157,829)
   Other, net......................................................................      (2,138)            (6,358)
                                                                                       __________        ___________

        Net cash from investing activities.........................................      (6,381)           (15,580)
                                                                                       __________        ___________


Cash flows from financing activities:
   Repayment of bank borrowings..................................................            --            (15,000)
   Proceeds from issuance of common stock..........................................         159                217
   Proceeds from sale of Redland Insurance Company,  net of cash sold..............       8,998                --
   Proceeds from sale of Phoenix Indemnity, net of cash sold.....................            --             23,591
                                                                                       ___________       ___________

        Net cash from financing activities.........................................       9,157              8,808
                                                                                       ___________       ___________

Net increase (decrease) in cash and short-term investments.........................       8,589               (314)
Cash and short-term investments at beginning of period.............................     105,724             72,822
                                                                                       ___________       ___________

Cash and short-term investments at end of period...................................   $ 114,313          $  72,508
                                                                                      ============       ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest........................................   $   6,404          $   6,868
                                                                                      ===========        ===========



               The accompanying notes are an integral part of the
                   interim consolidated financial statements.


                       ACCEPTANCE INSURANCE COMPANIES INC.
         NOTES TO (UNAUDITED) INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies:

   Principles of Consolidation

   The Company's consolidated financial statements include the accounts of Acceptance Insurance Companies Inc. and its majority-owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated.

   General

   The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company's financial position as of September 30, 2000 and December 31, 1999, and the results of operations for the three months and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1999.

   Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

   Statements of Cash Flows

   The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of September 30, 2000 approximately $28,038,000 of short-term investments had a maturity date at acquisition of greater than three months. Restricted short-term investments are not considered a cash equivalent.

   Restricted Short-Term Investments

   The restricted short-term investments balance is comprised of investments deposited with a trustee for the Company's issuance of an outstanding letter of credit relating to reinsurance coverage on certain crop insurance products.

   Chanages in Accounting Principles

   Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and to measure all derivatives at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS No. 133, hedging relationships may be redesignated, and securities held to maturity may be transferred to available-for-sale or trading. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments, hedging activities, and decisions made by the Derivatives Implementation Group. The Company has not completed the process of evaluating the impact of the adoption of SFAS 133, SFAS 137, and SFAS 138 on the Company's consolidated financial statements.

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

                       ACCEPTANCE INSURANCE COMPANIES INC.
    NOTES TO (UNAUDITED) INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued


2. Investments:

   The amortized cost and related estimated fair values of investments in the accompanying balance sheets are as follows (in thousands):

                                                                     Gross              Gross              Estimated
                                                   Amortized       Unrealized          Unrealized             Fair
                                                      Cost           Gains              Losses                Value
                                                 ______________   _______________    _____________       ______________
September 30, 2000:
  Fixed maturities available-for-sale:
  U.S. Treasury and government
    securities.............................      $ 118,815        $   176            $  1,223            $ 117,768
  States, municipalities and political
    subdivisions...........................         85,212              5               3,153               82,064
  Mortgage-backed securities...............         18,659             --               1,439               17,220
  Other debt securities....................         21,124             41               1,728               19,437
                                                 __________       __________         _________           __________
                                                 $ 243,810        $   222            $  7,543            $ 236,489
                                                 ==========       ==========         =========           ==========

  Marketable equity securities -
    preferred stock........................      $  14,451        $    --            $  1,598            $  12,853
                                                 ==========       ===========        ==========          ==========

  Marketable equity securities -
    common stock...........................      $   9,602        $   128            $  3,821            $   5,909
                                                 ==========       ===========        ==========          ==========

December 31, 1999:
  Fixed maturities available-for-sale:
  U.S. Treasury and government
    securities.............................      $  87,421        $    31            $  2,358            $  85,094
  States, municipalities and political
    subdivisions...........................        132,805            323               6,933              126,195
  Mortgage-backed securities...............         19,191             --               1,368               17,823
  Other debt securities....................         24,902             --               3,625               21,277
                                                ____________      ___________        ___________         ___________

                                                 $ 264,319        $   354            $ 14,284            $ 250,389
                                                 ===========      ===========        ===========         ============

  Marketable equity securities -
    preferred stock........................      $  15,111        $    87            $  1,020            $  14,178
                                                 ===========      ===========        ===========         ============

  Marketable equity securities -
    common stock...........................      $  15,377        $ 1,241            $  5,715            $  10,903
                                                 ===========      ===========        ===========         ============


                       ACCEPTANCE INSURANCE COMPANIES INC.
    NOTES TO (UNAUDITED)INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued


3.       Insurance Premiums and Claims:

         Insurance premiums written and earned by the Company's insurance subsidiaries for the three months and nine months ended September 30, 2000 and 1999 are as follows (in thousands):

                                                                                   Three Months                 Nine Months
                                                                                 ________________________    ___________________
                                                                                   2000           1999          2000      1999
                                                                                 __________    __________    __________  ________
               Direct premiums written.......................................... $ 119,110     $ 246,227     $ 370,693   $ 526,751
               Assumed premiums written.........................................    17,930        58,326        28,733      70,783
               Ceded premiums written...........................................  (116,300)     (206,723)     (314,779)   (391,671)
                                                                                 __________    __________    __________  __________
                  Net premiums written.......................................... $  20,740     $  97,830     $  84,647   $ 205,863
                                                                                 ==========    ==========    ==========  ==========

               Direct premiums earned........................................... $ 129,625     $ 254,747     $ 413,729   $ 540,639
               Assumed premiums earned..........................................    21,827        58,326        38,048      75,038
               Ceded premiums earned............................................  (116,658)     (214,216)     (322,675)   (405,248)
                                                                                 __________    __________    ___________ __________
                  Net premiums earned .......................................... $  34,794     $  98,857     $ 129,102   $ 210,429
                                                                                 ==========    ==========    =========== ==========


         Insurance losses and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of $146.2 million and $228.9 million for the three months ended September 30, 2000 and 1999, respectively. Insurance losses and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of $298.2 million and $419.0 million for the nine months ended September 30, 2000 and 1999, respectively.

                       ACCEPTANCE INSURANCE COMPANIES INC.
     NOTES TO(UNAUDITED)INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued




4. Company-Obligated Mandatorily Redeemable Preferred Securities of AICI Capital Trust, Holding Solely Junior Subordinated Debentures of the
         Company:

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

         Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and can be called at par value after September 30, 2002, all as described in the Junior Debenture Indenture. At September 30, 2000, the Company had Preferred Securities of $94.875 million outstanding at a weighted average interest cost of 9.1%.

5.       Income Taxes:

         The Company recognizes a net deferred tax asset or liability for all temporary differences and a related valuation allowance when realization of the asset is uncertain. The valuation allowance at September 30, 2000 and December 31, 1999 relates to capital loss items. The net deferred tax assets are as follows (in thousands):



                                                                                        September 30,       December 31,
                                                                                           2000                1999
                                                                                        ______________     _____________
        Deferred tax assets -
        Losses and loss adjustment expense reserves................................     $    8,747         $  11,075
        Net operating loss carryforward............................... . . . .              10,282             6,109
        Unearned premiums..........................................................          2,001             5,113
        Allowances for doubtful accounts...........................................          2,831             2,463
        Unrealized loss on marketable equity securities available-for-sale. . .              1,852             1,892
        Unrealized loss on fixed maturities available-for-sale......... . . . .              2,562             4,876
        Other......................................................................          5,757             5,389
                                                                                           ___________        ________
           Gross deferred tax assets . . . . . . . . . . . . . . . . . . . . . . .          34,032            36,917
        Valuation allowance . . . . .. . . . . . . . . . . . . . . . . . . . . . .             (75)              (75)
                                                                                        ___________        ___________
           Net deferred tax assets. . . . . . . . . . . . . . . . . . . . . . . .           33,957            36,842
                                                                                         __________        ___________

        Deferred tax liabilities -
        Deferred policy acquisition costs..........................................         (2,594)           (6,123)
        Other......................................................................         (3,075)           (3,332)
                                                                                        ___________        ___________
            Gross deferred tax liabilities . . . . . . . . . . . . . . . . . . . .          (5,669)           (9,455)
                                                                                        ___________        ____________

            Net deferred tax assets................................................     $   28,288         $  27,387
                                                                                        ===========        ============


                       ACCEPTANCE INSURANCE COMPANIES INC.
    NOTES TO (UNAUDITED)INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued

        Year-to-date income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the accompanying consolidated financial statements as follows (in thousands):

                                                                                                September 30,
                                                                                        ____________________________
                                                                                            2000             1999
                                                                                        ___________      ___________
        Computed U.S. federal income taxes.........................................     $  (2,915)       $ (10,408)
        Nondeductible amortization of goodwill and other intangibles..........                292              299
        Tax-exempt interest income............................................             (1,227)          (1,845)
        Dividends received deduction..........................................               (282)            (459)
        State income tax......................................................               (267)              --
        Other......................................................................           771              616
                                                                                        ___________      ___________
                   Income tax benefit..............................................     $  (3,628)       $ (11,797)
                                                                                        ===========      ===========

6.      Loss Per Share:

        The net loss per share for both basic and diluted for the three months and nine months ended September 30, 2000 and 1999 are as follows (in thousands except per share data):


                                                                                      Three Months                 Nine Months
                                                                                ________________________      _____________________
                                                                                    2000         1999            2000      1999
                                                                                ___________   __________      _________  _________

        Loss  before cumulative effect of change in accounting principle        $   (2,291)   $ (25,203)      $ (4,701)  $(17,940)
        Cumulative effect of change in accounting principle                            --           --            --         (338)
                                                                                ___________   ___________     _________  _________
        Net loss                                                                $   (2,291)   $ (25,203)      $ (4,701)  $(18,278)
                                                                                ===========   ===========     =========  =========

        Weighted average common shares outstanding                                  14,308       14,252         14,298     14,246
                Dilutive effect of contingent shares and stock options                 --           --             --         --
                                                                                ___________    __________     _________  _________

        Diluted weighted average common and equivalent shares outstanding           14,308       14,252         14,298     14,246
                                                                                ===========    ==========     =========  =========

        Loss per share:
             Basic:
                Loss before cumulative effect of change in
                  accounting principle                                          $     (.16)   $   (1.77)      $   (.33)  $  (1.26)
                Cumulative effect of change in accounting principle                    --          --              --       (.02)
                                                                                ___________   ___________     __________ _________
                Net Loss                                                              (.16)       (1.77)          (.33)     (1.28)
                                                                                ===========    ==========      ========= =========

             Diluted:
                Loss before cumulative effect of change in
                   accounting principle                                         $     (.16)   $   (1.77)      $   (.33)  $  (1.26)
                Cumulative effect of change in accounting principle                    --          --              --       (.02)
                                                                                ____________  ___________      ________  _________
                Net loss                                                              (.16)       (1.77)          (.33)     (1.28)
                                                                                ============  ===========      ========= =========


                       ACCEPTANCE INSURANCE COMPANIES INC.
    NOTES TO (UNAUDITED) INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued



7.      Comprehensive Income (Loss):

        Comprehensive income (loss) determined in accordance with SFAS
        No. 130 for the three months and nine months ended September 30, 2000 and 1999 are as follows (in thousands):


                                                                                     Three Months              Nine Months
                                                                                _______________________   ______________________
                                                                                   2000         1999         2000       1999
                                                                                __________   __________   _________  ___________
           Net loss                                                             $ (2,291)    $ (25,203)   $ (4,701)  $ (18,278)

           Other comprehensive income (loss):
             Unrealized gain or loss on investments,
               net of reclassification adjustment                                  3,960        (9,414)      6,725     (18,846)
             Income tax expense (benefit)                                          1,386        (3,295)      2,354      (6,596)
                                                                                _________    ___________  _________  ___________

           Other comprehensive income (loss)                                       2,574        (6,119)      4,371     (12,250)
                                                                                __________   ___________  _________  ___________

           Comprehensive income (loss)                                          $    283     $ (31,322)   $   (330)  $ (30,528)
                                                                                ==========   ===========  ========== ===========




8.      Business Segments:

        The Company is engaged in the specialty property and casualty and the crop insurance business. The property and casualty insurance segment primarily consists of commercial property, commercial casualty, inland marine and workers' compensation. The principal lines of the crop insurance segment are MPCI, supplemental coverages and named peril insurance.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 in the financial statements included in the Company's 1999 Form 10-K). Management evaluates the performance of and allocates its resources to its operating segments based on income before income taxes. Interest income and interest expense are primarily allocated to segments based upon estimated investments and capital, respectively. For the three months and nine months ended September 30, 2000 and 1999, there were no material intersegment transactions. Management does not utilize assets as a significant measurement tool for evaluating segments.

        The Company's results are significantly impacted by its crop business, particularly its MPCI line. Estimated results from MPCI and related products are not generally recorded until after the crops are harvested and the final market prices are established. During 1999, the estimated results for MPCI and its related products were recorded during the third quarter. Due to the nature of several of the CRC products whereby results are based on the market price of various commodities in the fourth quarter, as well as yields, and the increasing significance of CRC as a percentage of MPCI, the Company intends to record its initial estimate of the profit or loss for the 2000 MPCI and related products results in the fourth quarter of 2000.

                       ACCEPTANCE INSURANCE COMPANIES INC.
    NOTES TO (UNAUDITED) INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued


        Segment revenues and segment operating profit (loss) for the three months and nine months ended September 30, are as follows (in thousands):

                                                         Three Months                         Nine Months
                                               __________________________________ ______________________________________
                                               Property and                       Property and
                                                 Casualty    Crop                   Casualty       Crop
                                                 Insurance  Insurance     Total     Insurance    Insurance       Total
                                               ____________ __________ __________ _____________  _________   ___________
                                    2000
                                    ____
        Revenues                                 $ 33,115   $  8,082   $  41,197    $ 124,980    $ 23,665     $148,645
                                                 ========== =========  ==========   ==========   =========    ==========

        Operating profit (loss)                      (652)      (978)     (1,630)      (1,169)       (657)      (1,826)

        Interest expense and other                    666      1,501       2,167        2,000       4,503        6,503
                                                 _________  __________ __________   __________   _________    __________

        Income (loss) before income taxes        $ (1,318)  $ (2,479)  $  (3,797)   $  (3,169)   $ (5,160)    $ (8,329)
                                                 =========  ========== ==========   ===========  =========    ==========


                                  1999
                                  ____
        Revenues                                 $ 53,912   $ 52,128   $ 106,040    $ 177,918    $ 57,674     $235,592
                                                 =========  =========  ==========   ===========  =========    ==========

        Operating profit (loss)                   (47,561)    10,449     (37,112)     (35,932)     13,094      (22,838)

        Interest expense and other                  1,367        893       2,260        4,169       2,730        6,899
                                                 _________  __________ __________   ___________   ________    __________

        Income (loss)before income taxes and
        cumulative effect of change in
        accounting principle                    $ (48,928)  $  9,556   $ (39,372)   $ (40,101)   $ 10,364     $(29,737)
                                                ==========  ========== ==========   ==========   =========    ==========


9.     Sale of Redland Insurance Company:

       In April 2000, the Company signed a definitive agreement to sell Redland Insurance Company ("Redland") to Clarendon National Insurance Company ("Clarendon"). This sale closed effective as of July 1, 2000. The transaction included the appointment of other Company subsidiaries as the exclusive producer and administrator of Redland for the business the Company wrote through Redland prior to the closing of the transaction. The Company will also reinsure certain portions of the business written by Redland in the future, and the Company and Clarendon may jointly develop additional specialty program business through Redland. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries to a wholly owned subsidiary of Acceptance Insurance Companies Inc. At closing, the Company pledged investments to Clarendon to secure the Company's obligations under reinsurance agreements, which at September 30, 2000, consist of approximately $82 million of fixed maturities available-for-sale and $6 million of short-term investments. The Company recorded a loss on the sale of approximately $200,000 which is included in net realized investment gain.


10.    Commitments and Contingencies:

       The information set forth in Item 1 of Part II of this report is incorporated herein by reference.

       The Company is a party to various claims and legal actions arising in the ordinary course of its insurance business which, in the opinion of management, will not have a material effect on the Company's financial position or results of operations.

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

The Company's results are significantly impacted by its crop business, particularly its MPCI line. Estimated results from MPCI and related products are not generally recorded until after the crops are harvested and the final market prices are established. During 1999, the estimated results for MPCI and its related products were recorded during the third quarter. Due to the nature of several of the CRC products whereby results are based on the market price of various commodities in the fourth quarter, as well as yields, and the increasing significance of CRC as a percentage of MPCI, the Company intends to record its initial estimate of the profit or loss for the 2000 MPCI and related products results in the fourth quarter of 2000. Crop segment results are particularly dependent on events beyond the Company's control, notably weather conditions during the crop growing seasons in the states where the Company writes a substantial amount of its crop insurance, the market price of grains on various commodity exchanges and overall worldwide supply and demand, the continuing globalization of the crop industry and its effect on the export of crops to other countries and the volatility of crop prices resulting from domestic and foreign policy decisions. Additionally, federal regulations governing aspects of crop insurance are frequently modified, and any such changes may impact crop insurance results.

Forward-looking information set forth herein does not take into account any impact from any adverse weather conditions during the remainder of the 2000 crop season, or the various other factors noted below which may affect crop and noncrop operation results.

General

The Company underwrites its insurance products through four wholly owned insurance company subsidiaries: Acceptance Insurance Company ("Acceptance Insurance"), Acceptance Indemnity Insurance Company ("Acceptance Indemnity"), Acceptance Casualty Insurance Company ("Acceptance Casualty"), and American Growers Insurance Company ("American Growers"). The Company continues to focus its emphasis on its crop segment which has recorded operating profits during each of the previous six years. The principal lines of the Company's crop insurance segment are MPCI, supplemental coverages, and named peril insurance. MPCI is a federally subsidized risk management program designed to encourage farmers to manage their risk through the purchase of insurance policies. MPCI provides farmers with yield coverage for crop damage from substantially all natural perils. CRC is an extension of the MPCI program which provides farmers with protection from revenue loss caused by changes in crop prices, low yields or both. As used herein, the term MPCI includes CRC, unless the context indicates otherwise.

The accounting treatment for MPCI is different than the more traditional property and casualty insurance lines. For income statement purposes, gross premiums written consist of the aggregate amount of MPCI premiums paid by farmers, and does not include any related federal premium subsidies. The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. For income statement purposes, any such profit share earned by the Company, net of the cost of third party reinsurance, is shown as net premiums written, which equals net premiums earned for MPCI business; whereas, any share of losses payable by the Company is charged to losses and loss adjustment expenses. Due to various factors, including timing and severity of losses from storms and other natural perils and crop production cycles, the profit or loss on MPCI premiums is primarily recognized in the fourth quarter of the year. The Company relies on loss information from the field to determine (utilizing a formula established by the RMA) the level of losses that should be considered in estimating the profit or loss during this period. Based upon available loss information, the Company has historically recorded an estimate of the profit or loss during the third quarter and then re-evaluated the estimate using additional loss information available. Due to the nature of several of the CRC products whereby results are based on the market prices of various commodities in the fourth quarter, as well as yields, and the increasing significance of CRC as a percentage of MPCI, the Company intends to record its initial estimate of the profit or loss for the 2000 MPCI results in the fourth quarter of 2000.

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

Results of Operations
              Three Months and Nine Months Ended September 30, 2000 Compared to Three Months and Nine Months Ended September 30, 1999

The Company's net loss decreased from $25.2 million and $18.3 million for the three months and nine months ended September 30, 1999 to a net loss of $2.3 million and $4.7 million for the three months and nine months ended September 30, 2000. The reduction in net loss was primarily a result of the strengthening of reserves for loss and loss adjustment expenses in the third quarter of 1999 and the increase in the 1999 MPCI profit share recorded in 2000. Partially offsetting these effects was a decrease in net realized gains, development of 1999 CRCPlus losses in 2000, and a charge related to the settlement of the class action suit by rice producers in 2000.

Underwriting earnings in the Company's crop segment decreased by approximately $13.8 million in the nine months ended September 30, 2000 in comparison to the same period in 1999. The results for 2000 include a $4.0 million charge related to the settlement of the class action suit by rice producers, $6.7 million in underwriting charges related to loss development resulting from higher than expected payments on the settlement of 1999 CRCPlus losses, and a $2.2 million underwriting loss on 2000 year crop hail from late season storms in the Midwest. The 2000 results for the crop segment also included approximately $9.5 million in underwriting profits primarily related to an increase in 1999 MPCI profit share. Additionally, as discussed above, MPCI, CRCPlus and other supplemental products results for 1999 were estimated in the third quarter, whereas in 2000 this estimate will be recorded in the fourth quarter. This resulted in underwriting earnings of approximately $9.5 million in the nine months ended September 30, 1999. During the three months ended September 30, 2000 the crop segment had an underwriting loss of approximately $2.3 million as compared to a underwriting profit of $9.5 million for the same period in 1999. This decrease was primarily a result of the $9.5 million profit from MPCI, CRCPlus and other supplemental products results booked in the third quarter of 1999 and the $2.2 million underwriting loss on 2000 year crop hail booked in the third quarter of 2000.

The Company's property and casualty segment was impacted in 2000 by the sale of its nonstandard automobile business in third quarter of 1999, and by the transfer in the first quarter of 2000 of renewal rights for all business previously produced and serviced by the Company's Scottsdale, Arizona office and for its "long haul" trucking business. Accordingly, gross written premiums and net earned premiums decreased approximately 73% and 41%, respectively, during the third quarter of 2000 compared to the same period in 1999 and decreased approximately 49% and 30%, respectively, during the nine months ended September 30, 2000 compared to the same period in 1999. The Company expects further reductions in property and casualty segment premiums as approximately 64% of the net earned premiums for the nine months ended September 30, 2000 are from discontinued lines of business. The underwriting loss for the three months and nine months ended September 30, 2000 in the Company's property and casualty segment was approximately $47.9 million and $40.3 million lower than the same periods in the previous year. This was primarily attributable to the $44.0 million reserve strengthening that was recorded in the third quarter of 1999 related to loss reserves for 1998 and prior years. This resulted from a significant unexpected increase in the number of claims reported, principally under policies covering the 1990 through 1995 accident years, and primarily related to construction defect claims under general liability policies insuring contractors in the state of California. To a lesser extent, the Company also experienced an increase in the IBNR claims for the 1998 year in its commercial automobile lines. During the nine months ended September 30, 2000, the Company increased its property and casualty reserves for 1999 and prior years by approximately $.5 million, of which approximately $1 million resulted from higher than expected claims activity on California construction defect exposures.

The Company's net investment income declined from approximately $18.7 million during the nine months ended September 30, 1999 to $17.7 million during the same period in 2000. This decrease in investment income was primarily affected by a decline in the size of the average outstanding portfolio of the Company from approximately $479 million during the nine months ended September 30, 1999 to $420 million in the same period in 2000. Partially offsetting this was the change in the composition of the portfolio whereby common stocks and municipal securities accounted for approximately 41% of the average outstanding portfolio for the nine months ended September 30, 1999 compared to 29% for the same period in 2000.

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

In August 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the "Issuer Trust") issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). The Company owns all of the common securities (the "Common Securities") of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust's assets. The assets of the Issuer Trust consist solely of the Company's 9% Junior Subordinated Debentures due in 2027 which were issued in August 1997 in an amount equal to the total of the Preferred Securities and the Common Securities. Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemptive provisions, all as described in the Junior Debenture Indenture. At September 30, 2000, the Company had Preferred Securities of $94.875 million outstanding at a weighted average interest cost of 9.1%.

During the first quarter of 2000, the Company replaced its $31.4 million Credit Facility with a Security and Letter Loan Agreement for the same amount. The entire amount of this loan was used as security for an existing outstanding letter of credit relating to reinsurance coverage on certain crop insurance products. Under this Agreement, the Company was not required to pledge the stock of Redland Insurance Company or Acceptance Insurance Company, restrict payment of dividends, or maintain certain financial covenants, all of which were required by the previous Credit Facility. The Company believes the $20 million surplus note payment to it in December 1999 by one of its Insurance Companies and the transfer of $20 million from Acceptance Insurance Company to American Growers Insurance Company in December of 1999 in the form of a surplus note have met the short-term capital needs of the Company. The Company continually reviews its capital needs and the surplus needs of the Insurance Companies and from time to time may seek additional funding which may include, among other things, an accounts receivable financing at the Insurance Companies level, a new bank line of credit, placement of equity or debt securities, or the disposition or acquisition of certain lines of property and casualty operations to satisfy liquidity needs that may arise in the future.

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

Changes in Financial Condition

The Company's stockholders' equity increased slightly from December 31, 1999 to September 30, 2000. The principal components of the change in stockholders' equity was the net loss of approximately $4.7 million for the nine months ended September 30, 2000 and the increase in the value of the Company's portfolio causing the unrealized loss on available-for-sale securities, net of tax, to decrease from $12.6 to $8.2 million.

Consolidated Cash Flows

Cash from operating activities remained relatively constant at $5.8 million for the nine months ended September 30, 2000 compared to $6.5 million the same period in 1999.

Inflation

The Company does not believe that inflation has had a material impact on its financial condition or the results of operations.

Sale of Redland Insurance Company

In April 2000, the Company signed a definitive agreement to sell Redland Insurance Company ("Redland") to Clarendon National Insurance Company ("Clarendon"). This sale closed effective as of July 1, 2000. The transaction included the appointment of other Company subsidiaries as the exclusive producer and administrator of Redland for the business the Company wrote through Redland prior to the closing of the transaction. The Company will also reinsure certain portions of the business written by Redland in the future, and the Company and Clarendon may jointly develop additional specialty program business through Redland. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries to a wholly owned subsidiary of Acceptance Insurance Companies Inc. At closing, the Company pledged investments to Clarendon to secure the Company's obligations under reinsurance agreements. The Company recorded a loss on the sale of approximately $200,000. The Company retained an option to repurchase Redland under certain circumstances. Redland is expected to cede most of its business to Clarendon which maintains a rating of A (Excellent) from A.M. Best. The Company pursued the transaction as part of its overall strategy to focus its property and casualty operations on core lines of profitable specialty business and to meet the requirements of current and future agents and customers for insurance products issued by an insurance company that is rated A- or better by A.M. Best.

Changes in Accounting Principles

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and to measure all derivatives at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS No. 133, hedging relationships may be redesignated, and securities held to maturity may be transferred to available-for-sale or trading. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments, hedging activities, and decisions made by the Derivatives Implementation Group. The Company has not completed the process of evaluating the impact of the adoption of SFAS 133, SFAS 137, and SFAS 138 on the Company's consolidated financial statements.

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

At September 30, 2000, the Company had $245.0 million of fixed maturity investments and mortgage loans and $18.8 million of marketable equity securities that were subject to market risk. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk. In addition, the Company has the ability to hold its fixed maturity investments until maturity and therefore would not expect to realize a material adverse impact on income or cash flows.

The Company's Preferred Securities of $94.875 million at September 30, 2000, mature in August 2027 and are redeemable at the Company's option in September 2002. The Company will continue to monitor the interest rate environment and evaluate refinancing opportunities as the redemption and maturity date approaches.

The Company uses two models to analyze the sensitivity of its market risk assets and liabilities. For its fixed maturity securities, mortgage loans and mandatorily redeemable Preferred Securities, the Company uses duration modeling to calculate changes in fair value. For its marketable equity securities, the Company uses a hypothetical 20% decrease in the fair value of these securities. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because fair values of securities may be affected by credit concerns of the issuer, prepayment speeds, liquidity of the security and other general market conditions. The sensitivity analysis duration model used by the Company produces a loss in fair value of $8.4 million on its fixed maturity securities and mortgage loans and a decrease in fair value of $6.0 million on its mandatorily redeemable Preferred Securities, based on a 100 basis point increase in interest rates. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produces a loss in fair value of $3.8 million.

ACCEPTANCE INSURANCE COMPANIES INC.
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company was a defendant in a class action lawsuit filed in August 1999 and transferred to the Arkansas United States District Court. Plaintiffs in this suit asserted the Company made false representations and engaged in deceptive trade practices related to the Company's 1999 Crop Revenue CoveragePlus (R) coverage for rice. The plaintiffs sought compensatory damages, interest, attorney fees and all appropriate damages or relief. The District Court denied plaintiffs' request for class action status on March 10, 2000. On May 1, 2000 representatives of the putative class, consisting of all persons who applied for Crop Revenue CoveragePlus(R) rice coverage during 1999, entered into a settlement agreement with the Company. Under the agreement, the Company recognized a class for settlement purposes only and paid the settlement class $3.7 million in exchange for a complete, immediate, unconditional release from all class members and dismissal of this suit. On July 3, 2000 the Court approved this settlement, which was then completed and the suit was dismissed with prejudice. During 2000, the Company expensed approximately $4.0 million for this settlement and related costs.

In December 1999, the Company and certain of its officers and directors (collectively referred to as "Defendants") were sued in the Nebraska United States District Court by a plaintiff alleging, on behalf of a putative class of persons who purchased the Company's common stock during the period from July 29, 1997 to November 16, 1999, that the Company knowingly and intentionally understated the Company's liabilities and made untrue statements of material fact in order to maintain the market price of the Company's common stock at artificially high levels. Subsequently, several additional actions making similar allegations as to both the Company's common stock and the Company's Redeemable Preferred Securities also were filed in the Nebraska United States District Court. Plaintiffs in all actions seek compensatory damages, interest, costs and attorney fees. On April 24, 2000 the Court entered an order consolidating all such actions presently known to the Company as In Re Acceptance Insurance Companies Securities Litigation Master File No. 8:99CV547 and appointed Lead Plaintiffs and Co-Lead Counsel as required by law. On June 16, 2000 plaintiffs filed a single amended and consolidated complaint with respect to all of these actions. Defendants have moved to dismiss the actions and briefing of that motion currently is in progress. The Company believes these actions are without merit, and intends to continue defending against the pending suits vigorously. The ultimate outcome of this litigation, however, cannot be predicted at this time and the Company currently is unable to determine the potential effect on the Company's financial position, results of operations or cash flows.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  See Exhibit Index.

         (b)      Form 8-K

                  The following Current Reports on Form 8-K have been filed during the last fiscal quarter of the period covered by this report:

                            Financial Statements        Date of
         Item               Filed                       Report
         _____________      _____________________       ___________________

         Item No. 5         No                          July 3, 2000

         Item No. 5         No                          July 21, 2000

         Item No. 5         No                          July 28, 2000

         Item No. 5         No                          August 8, 2000

         Item No. 5         No                          September 11, 2000

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     ACCEPTANCE INSURANCE COMPANIES INC.


                                     By:      /s/  JOHN E. MARTIN
Dated:   November 13, 2000          _______________________________________

                                     John E. Martin
                                     President and Chief Executive Officer


                                     By:      /s/ DWAYNE D. HALLMAN
Dated:   November 13, 2000           _______________________________________

                                     Dwayne D. Hallman
                                     Chief Financial Officer and Treasurer

                       ACCEPTANCE INSURANCE COMPANIES INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                  EXHIBIT INDEX


NUMBER            EXHIBIT DESCRIPTION



27                Financial Data Schedule.