Form 10-Q/A
period 2000-09-30
ACCEPTANCE INSURANCE COMPANIES INC
filed 2001-02-23
CIK 74783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

         Signatures

         Exhibit Index

This Amendment to Form 10-Q for the period ended September 30, 2000 is submitted for the purpose of including Exhibits 10.1 and 10.2, which were inadvertently omitted from the original filing of the Form 10-Q.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  See Exhibit Index.

         (b)      Form 8-K

The following Current Reports on Form 8-K have been filed during the last fiscal quarter of the period covered by this report:

                            Financial Statements        Date of
         Item               Filed Report                Report
         _____________      _____________________       ___________________

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



                                     ACCEPTANCE INSURANCE COMPANIES INC.


                                    By: /s/ John E. Martin
Dated: February 20, 2001                _______________________________________
                                        John E. Martin
                                        President and Chief Executive Officer


                                    By: /s/ Dwayne D. Hallman
Dated: February 20, 2001                _______________________________________
                                        Dwayne D. Hallman
                                        Chief Financial Officer and Treasurer

                       ACCEPTANCE INSURANCE COMPANIES INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                  EXHIBIT INDEX


         NUMBER        EXHIBIT DESCRIPTION

         10.1 Employment Agreement dated as of September 5, 2000 between the Company and Dwayne D. Hallman; filed herewith.

         10.2 Employment Agreement dated as of September 8, 2000 between the Company and Stephen T. Fitzpatrick, filed herewith.

EX-10.1


                              EMPLOYMENT AGREEMENT

         This Employment Agreement ("Agreement") is made and entered into this 5th day of September 2000, between Acceptance Insurance Companies Inc. ("Acceptance") and Dwayne D. Hallman ("Executive"). In consideration for the mutual promises contained herein, the parties agree as follows:

         1. Employment. Acceptance shall employ and Executive shall serve Acceptance as Chief Financial Officer of Acceptance and Treasurer of insurance companies affiliated with Acceptance commencing September 1, 2000, under the conditions hereinafter set forth. Executive agrees to perform such services, not inconsistent with that position, as may be assigned to him by the Chief Executive Officer of Acceptance.

         2. Duties. Executive agrees to devote all of his business time, attention, skill and efforts to the business of Acceptance, its subsidiaries and affiliated companies, and the faithful, efficient performance of his duties under this Agreement, and shall not engage in any business activity or consulting work for business organizations not affiliated with Acceptance without consent of the Board.

         3. Compensation and Benefits. In consideration of the services to be rendered by Executive under this Agreement, Executive shall be entitled to the following compensation and benefits:

         3.1 Signing Bonus. Executive shall receive a signing bonus of $35,000 to be paid upon your first day of active, full-time employment.

         3.2 Base Salary. Executive shall receive a Base Salary of $160,000 a year, subject to increase upon review and approval by the Chief Executive Officer of Acceptance in April 2001 and at least annually thereafter.

         3.3 Associate Benefit Programs. Executive shall be entitled to all benefits available to associates of Acceptance as such benefits may from time to time be offered or changed by Acceptance including, but not limited to, the 2000 Incentive Stock Option Plan, the Acceptance Executive Deferred Compensation Plan, all incentive compensation plans generally applicable to senior executives of Acceptance with participation at no less that at an annualized maximum bonus level of thirty-five percent (35%) of Base Salary, and any other stock plan, deferred compensation plan or similar plan established by Acceptance for its associates and senior executives. Executive shall receive twenty (20) days of paid vacation each year of his employment.

         3.4 Stock. Following execution by Executive of the attached Stock Option and Noncompetition Agreement and in accordance with the 2000 Stock Option Plan, within thirty (30) days following September 1, 2000 the Executive and Compensation Committee of the Acceptance Board of Directors shall grant to Executive options to purchase 50,000 shares of Acceptance common stock.

         3.5 Temporary Housing/Relocation. Acceptance will pay for temporary housing for Executive in the Omaha, Nebraska metropolitan area for a period up to November 30, 2000. Acceptance will pay for all reasonable costs incurred by Executive for moving household goods, a housing search and related travel including two (2) round-trip airfares for his spouse, incurred within three (3) months following his date of employment for the purpose of relocating his household and family from Houston, Texas to the Omaha, Nebraska metropolitan area. In addition, Acceptance will pay for Executive's travel expenses between Omaha and Houston to visit his family every other weekend until December 1, 2000.

         4. Term of Employment. Executive shall remain employed and this Agreement shall remain in effect until December 31, 2001, unless earlier terminated for cause or as the result of Executive's death or permanent disability. Permanent disability shall mean a physical or mental disability which renders Executive incapable, after reasonable accommodation and on a permanent full-time basis, of performing his duties under this Agreement. If this Agreement is terminated prior to December 31, 2001 for any reason other than cause, Executive or his estate will receive the balance of any compensation and benefits (except those which by their terms cannot succeed his termination, death or disability) which Executive would have received had he remained employed until December 31, 2001.

         5. Termination for Cause. In the event that Acceptance terminates Executive's employment for cause, Acceptance shall pay to Executive his earned but unpaid Base Salary to the date of such termination. Except for such payment, and payment pursuant to any other plan afforded to Executive and his dependants during his employment and under this Agreement, which by its terms provides for income or medical payments or like benefits following his termination of employment, Acceptance's obligations under this Agreement shall cease on the date of such termination and Acceptance shall have no further obligations to Executive, his estate or any other person or entity as a result of this Agreement.

         As used in this Agreement, the term "cause" shall mean Executive's willful misconduct with respect to any of his material obligations to Acceptance, including, but not limited to: commission by Executive of a felony; the perpetration of a dishonest act or common law fraud against Acceptance;
any injury to Acceptance or any of its subsidiaries or affiliates resulting from Executive's gross negligence or willful or intentional act or failure; failure, after receipt of written notice, to carry out the reasonable and lawful direct orders of the Chief Executive Officer or to perform any duties under this Agreement; or any serious or continuing breach by Executive of substantial duties under this Agreement. Without limiting the generality of the foregoing, the parties agree that a determination of cause reasonably and lawfully made by the Acceptance Board of Directors shall be conclusive.

         6. Assistance in Litigation. During and following his employment, Executive shall, upon reasonable notice, furnish such information and proper assistance to Acceptance as may be reasonably required by Acceptance in connection with any litigation, regulatory or other proceeding in which it or any of its subsidiaries is, or may become, a party. If such assistance is requested following Executive's employment, Acceptance will pay to Executive a reasonable hourly or per diem rate as may be applicable and reimburse him for reasonable and appropriate expenses. Acceptance will indemnify and hold Executive harmless from any claims or actions arising out of the performance of his duties under this Agreement.

         7. Confidential Information. Executive agrees to protect and not to disclose at any time, either during or subsequent to employment, directly or indirectly, to anyone not an officer or associate of Acceptance or its subsidiaries or affiliates, except on a need-to-know basis, any confidential information unless written consent of the Executive Chief Executive Officer is first secured. "Confidential Information" means information or data disclosed to Executive as a consequence of his employment by Acceptance, including information conceived, originated, discovered or developed by Executive, not generally known in the industry and not freely available to persons not employed by Acceptance, about agents, reinsurers, underwriting experience, business operating procedures, policies and processes, trade secrets, and information relating to, but not limited to, products, services, marketing, customer lists, financial data, pricing, and other management and marketing plans. Executive further agrees that he may use Confidential Information only in connection and consistent with his duties as Chief Financial Officer of Acceptance, and that all Confidential Information and all business records of any kind whatsoever of Acceptance and its subsidiaries and affiliates are the exclusive property of Acceptance and, without limitation, shall remain the exclusive property of Acceptance while Executive is employed under this Agreement and after the termination of this
 Agreement.

         8. Nonsolicitation. During the term of this Agreement, and for a period of two (2) years following the end of his employment hereunder, Executive shall not, directly or indirectly, solicit divert, interfere with, or attempt to induce any customer, agent, associate, vendor or reinsurer of Acceptance to leave his or her employment or other relationship with Acceptance in order to participate in any business competitive with Acceptance.

         9.       Noncompetition.   Executive acknowledges that Acceptance is
engaged in a specialized form of insurance in a market not capable of geographic description or limitation, and that because of the nature of his employment under this Agreement Executive will receive and develop Confidential Information and develop business relationships which Acceptance has a right to protect. Executive agrees that during the term of his employment with Acceptance and for a period of two (2) years following the end of his employment hereunder he will not, directly or indirectly, as an associate or agent of, or consultant or advisor of any kind to, any material competitor of Acceptance, compete with Acceptance or any of its subsidiaries or affiliates.

         10. Breach. Executive acknowledges and agrees that the covenants set forth in paragraphs 7, 8 and 9 are reasonably necessary for the protection of Acceptance and that should he violate their terms Acceptance will be irreparably injured, and that Acceptance is entitled to equitable and injunctive relief in addition to all other remedies available, and no bond will be required. It is further acknowledged and agreed that, in the event of such breach, Acceptance, at its election, may bring an action to enforce such covenants in a court of competent jurisdiction located in Pottawatamie County, Iowa. To the extent that any term or provision of this Agreement shall be deemed by a court of competent jurisdiction to be overbroad, the parties agree that such court shall thereupon reduce or otherwise modify such term or provision to the extent to which it is not then considered overbroad and unenforceable.

         11.      General Provisions.

         11.1 Binding Agreement. This Agreement shall be binding upon, and inure to the benefit of, Acceptance and Executive and their respective successors and assigns; provided, however, that this Agreement is personal as to the services to be performed by Executive, and Executive shall have no right to assign or delegate the performance of such duties to any other person.

         11.2 Severability. If any provision of this Agreement shall be determined by any court of competent jurisdiction to be invalid or unenforceable, such invalidity or unenforceability shall not affect the remainder of this Agreement.

         11.3 Headings. The headings of the sections herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

         11.4 Governing Law. This Agreement shall be governed and construed in accordance with the laws of the State of Iowa.

         IN WITNESS WHEREOF, Acceptance and Executive have executed this Agreement on the date first above written.

                                 ACCEPTANCE INSURANCE COMPANIES INC.


                                 By:      /s/  JOHN E. MARTIN
                                         ____________________________________
                                         John E. Martin, President and Chief
                                         Executive Officer





                                         /s/  DWAYNE D. HALLMAN
                                         ____________________________________
                                         Dwayne D. Hallman

EX.-10.2


                              EMPLOYMENT AGREEMENT

         This Employment Agreement ("Agreement") is made and entered into this 8th day of September 2000, between Acceptance Insurance Companies Inc. ("Acceptance") and Stephen T. Fitzpatrick ("Executive"). In consideration for the mutual promises contained herein, the parties agree as follows:

         1. Employment. Acceptance shall employ and Executive shall serve Acceptance as Chief Underwriting Officer of Acceptance commencing September 1, 2000 under the conditions hereinafter set forth. Executive also agrees to perform such additional services not inconsistent with that position as may be assigned to him by the Chief Executive Officer of Acceptance.

         2. Duties. Executive agrees to devote all of his business time, attention, skill and efforts to the business of Acceptance, its subsidiaries and affiliated companies, and the faithful, efficient performance of his duties under this Agreement, and shall not engage in any business activity or consulting work for business organizations not affiliated with Acceptance without consent of the Chief Executive Officer of Acceptance. Executive shall perform his duties at Acceptance's offices in Itasca, Illinois and Omaha, Nebraska, and will not be required to relocate to another work site.
Executive will not be required to expend more than fifty percent (50%) of his work time in the Omaha, Nebraska office of Acceptance.

         3. Compensation and Benefits. In consideration of the services to be rendered by Executive under this Agreement, Executive shall be entitled to the following compensation and benefits:

         3.1 Base Salary. Executive shall receive a Base Salary equal to Executive's current Base Salary as an Acceptance associate, subject to increase upon review and approval by the Chief Executive Officer of Acceptance in April 2001 and at least annually thereafter.

         3.2 Associate Benefit Programs. Executive shall be entitled to all benefits available to associates of Acceptance as such benefits may from time to time be offered or changed by Acceptance including, but not limited to, the 2000 Incentive Stock Option Plan, the Acceptance Executive Deferred Compensation Plan, all incentive compensation plans generally applicable to senior executives of Acceptance, and any other stock plan, deferred compensation plan or similar plan established by Acceptance for its associates and senior executives.

         3.3 Stock. Executive and Acceptance jointly intend this Agreement and their Stock Option and Noncompetition Agreement made as of June 14, 2000 to be interpreted and applied with reference to each other as if they were a single document.

         4. Term of Employment. Executive shall remain employed and this Agreement shall remain in effect until December 31, 2002, unless earlier terminated for cause or as the result of Executive's death or permanent disability. Permanent disability shall mean a physical or mental disability which renders Executive incapable, after reasonable accommodation and on a permanent full-time basis, of performing his duties under this Agreement. If this Agreement is terminated prior to December 31, 2002 for any reason other than cause, Executive or his estate will receive the greater of either (a) the balance of any compensation and benefits (except those which by their terms cannot succeed his termination, death or disability) which Executive would have received had he remained employed until December 31, 2002; or (b) any compensation and benefits available to Executive pursuant to general policies of Acceptance in effect with respect to severance of executive officers as of the date of this Agreement.

         5. Termination for Cause. In the event Acceptance terminates Executive's employment for cause, Acceptance shall pay to Executive his earned but unpaid Base Salary to the date of such termination. Except for such payment, and payment pursuant to any other plan afforded to Executive and his dependants during his employment and under this Agreement, which by its terms provides for income or medical payments or like benefits following his termination of employment, Acceptance's obligations under this Agreement shall cease on the date of such termination and Acceptance shall have no further obligations to Executive, his estate or any other person or entity as a result of this Agreement.

         As used in this Agreement, the term "cause" shall not mean a loss or injury to Acceptance resulting from an act or failure to act that is consistent with the established and approved underwriting or reinsurance strategies of Acceptance. Rather, the term "cause" shall mean Executive's willful misconduct with respect to any of his material obligations to Acceptance, including, but not limited to: commission by Executive of a felony; the perpetration of a dishonest act or common law fraud against Acceptance; any injury to Acceptance or any of its subsidiaries or affiliates resulting from Executive's gross negligence or willful or intentional act or failure; failure, after receipt of written notice, to carry out the reasonable and lawful direct orders of the Chief Executive Officer or to perform any duties under this Agreement; or any serious or continuing breach by Executive of substantial duties under this Agreement. Without limiting the generality of the foregoing, the parties agree that a determination of cause reasonably and lawfully made by the Acceptance Board of Directors shall be conclusive; provided, however, that Executive shall be given reasonable notice that the Board of Directors is going to consider a determination of cause, and the opportunity to appear personally and present information to the Board prior to any such determination.

         6. Assistance in Litigation. During and following his employment, Executive shall, upon reasonable notice, furnish such information and proper assistance to Acceptance as may be reasonably required by Acceptance in connection with any litigation, regulatory or other proceeding in which it or any of its subsidiaries is, or may become, a party. If such assistance is requested following Executive's employment, Acceptance will pay to Executive a reasonable hourly or per diem rate as may be applicable and reimburse him for reasonable and appropriate expenses. Acceptance will indemnify and hold Executive harmless from any claims or actions arising out of the performance of his duties under this Agreement.

         7. Confidential Information. Executive agrees to protect and not to disclose at any time, either during or subsequent to his employment, directly or indirectly, to anyone not an officer or associate of Acceptance or its subsidiaries or affiliates, except on a need-to-know basis, any confidential information unless written consent of the Executive Chief Executive Officer is first secured. Except as otherwise set forth in this paragraph 7, "Confidential Information" means information or data disclosed to Executive as a consequence of his employment by Acceptance, including information conceived, originated, discovered or developed by Executive, not generally known in the industry and not freely available to persons not employed by Acceptance, about agents, reinsurers, underwriting experience, business operating procedures, policies and processes, trade secrets, and information relating to, but not limited to, products, services, marketing, customer lists, financial data, pricing, and other management and marketing plans. Executive further agrees that he may use Confidential Information only in connection and consistent with his duties as Chief Underwriting Officer of Acceptance, and that all Confidential Information and all business records of any kind whatsoever of Acceptance and its subsidiaries and affiliates are the exclusive property of Acceptance and, without limitation, shall remain the exclusive property of Acceptance while Executive is employed under this Agreement and after the termination of this Agreement. Beginning one (1) year following the later of (a) termination of Executive's employment for any reason, or (b) December 31, 2002 "Confidential Information" as used in this Agreement no longer shall mean or include information conceived and originated by Executive, or information regarding agents and reinsurers known to Executive through means for reasons other than as a consequence of his employment by Acceptance.

         8. Nonsolicitation. During the term of this Agreement, and for a period of one (1) year following the end of his employment hereunder, Executive shall not, directly or indirectly, solicit divert, interfere with, or attempt to induce any customer, agent, associate, vendor or reinsurer of Acceptance to leave his or her employment or other relationship with Acceptance in order to participate in any business competitive with Acceptance.

         9.       Noncompetition.   Executive acknowledges that Acceptance is
engaged in a specialized form of insurance in a market not capable of geographic description or limitation, and that because of the nature of his employment under this Agreement Executive will receive and develop Confidential Information and develop business relationships which Acceptance has a right to protect. Executive agrees that during the term of his employment with Acceptance and for a period of one (1) year following the end of his employment hereunder he will not, directly or indirectly, as an associate or agent of, or consultant or advisor of any kind to, any material competitor of Acceptance, compete with Acceptance or any of its subsidiaries or affiliates.

         10. Breach. Executive acknowledges and agrees that the covenants set forth in paragraphs 7, 8 and 9 are reasonably necessary for the protection of Acceptance and that should he violate their terms Acceptance will be irreparably injured, and that Acceptance is entitled to equitable and injunctive relief in addition to all other remedies available, and no bond will be required. It is further acknowledged and agreed that, in the event of such breach, Acceptance, at its election, may bring an action to enforce such covenants in a court of competent jurisdiction located in Pottawatamie County, Iowa. To the extent that any term or provision of this Agreement shall be deemed by a court of competent jurisdiction to be overbroad, the parties agree that such court shall thereupon reduce or otherwise modify such term or provision to the extent to which it is not then considered overbroad and unenforceable.

         11.      General Provisions.

         11.1 Binding Agreement. This Agreement shall be binding upon, and inure to the benefit of, Acceptance and Executive and their respective successors and assigns; provided, however, that this Agreement is personal as to the services to be performed by Executive, and Executive shall have no right to assign or delegate the performance of such duties to any other person.

         11.2 Severability. If any provision of this Agreement shall be determined by any court of competent jurisdiction to be invalid or unenforceable, such invalidity or unenforceability shall not affect the remainder of this Agreement.

         11.3 Headings. The headings of the sections herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

         11.4 Governing Law. This Agreement shall be governed and construed in accordance with the laws of the State of Iowa.

         IN WITNESS WHEREOF, Acceptance and Executive have executed this Agreement on the date first above written.

                                       ACCEPTANCE INSURANCE COMPANIES INC.






                                 By:      /s/  JOHN E. MARTIN
                                          ____________________________________
                                          John E. Martin, President and Chief
                                          Executive Officer





                                          /s/  STEPHEN T. FITZPATRICK
                                          _____________________________
                                          Stephen T. Fitzpatrick