Form 10-K
period 2000-12-31
ACCEPTANCE INSURANCE COMPANIES INC
filed 2001-04-02
CIK 74783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000
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

  Title of Each Class               Name of Each Exchange on Which Registered
  ___________________               _________________________________________
Common Stock $.40 Par Value                  New York Stock Exchange, Inc.
Preferred Securities of AICI Capital Trust   New York Stock Exchange, Inc.


          Securities Registered Pursuant to Section 12(g) of the Act:  None

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  The aggregate market value of the Registrant's voting stock held by nonaffiliates (10,380,658 shares) on March 6, 2001 was $45,155,861.

                  The number of shares of each class of the Registrant's common stock outstanding on March 6, 2001 was:

     Class of Common Stock                       No. of Shares Outstanding
     _____________________                       __________________________
  Common Stock, $.40 Par Value                         14,319,840

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

                  Crop Year: For MPCI, a crop year commences on July 1 and ends on June 30. For crop hail and named peril insurance, the crop year is typically the calendar year.

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

                  Acceptance Insurance Companies Inc.'s results are significantly impacted by its crop business, particularly its MPCI line. Estimated results from the crop lines are not recorded until the fourth quarter of the year, after crops are harvested and final market prices are established. Crop segment results are particularly dependent on events beyond the control of Acceptance Insurance Companies Inc., notably weather conditions during the crop growing seasons in the states where Acceptance Insurance Companies Inc. writes a substantial amount of its crop insurance, the market price of grains on various commodity exchanges and overall worldwide supply and demand, the continuing globalization of the crop industry and its effect on the export of crops to other countries and the volatility of crop prices resulting from domestic and foreign policy decisions. Additionally, federal regulations governing aspects of crop insurance are frequently modified, and any such changes may impact crop insurance results.

                  Forward-looking information set forth herein does not take into account any impact from any adverse weather conditions during the 2001 crop season, or the various other factors noted above which may affect crop and noncrop operation results. See "Business-Uncertainties Affecting the Insurance Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-General" for additional information regarding these events and factors.

Company Strategy

                  Acceptance Insurance Companies Inc. (the "Company") underwrites and sells crop insurance and specialty property and casualty insurance to serve niche markets or programs. Within the crop insurance industry, the Company is one of the leading writers of crop insurance products in the United States. The Company believes its position in the crop insurance industry provides the ability to respond when market conditions and opportunities are presented. The Company's goal is to achieve underwriting profits while managing its investment portfolio to maximize after-tax earnings and maintaining adequate liquidity to meet all cash needs.

                  During 2000 the Company continued to refine and refocus its business strategy to achieve the goal stated above. The Company's four-pronged business strategy can be summarized as follows:

o enhance and expand the crop insurance segment to achieve underwriting profits;

o continue to maintain reinsurance to manage volatility and avoid catastrophic loss exposure;

o continue to manage the investment portfolio to maximize after-tax earnings; and

o continue to reduce the amount of business written in the property and casualty insurance segment.

                  The Company intends to enhance and expand its crop insurance segment and achieve an underwriting profit. The Company believes opportunities exist to increase its market share in the crop insurance business, to increase the level of insurance protection used by producers and to increase the number of producers using crop insurance. It intends to pursue these opportunities by developing new insurance products for both previously insured and previously uninsured commodities, increasing its presence in geographic areas presently underserved by the crop insurance industry or where the Company believes it may have a competitive advantage, and continuing to provide its agents and customers with high quality service.

                  During the past three years, the Company has discontinued a significant portion of the property and casualty insurance business. Additionally, in March 2001 the Company announced that it had sold a significant portion of the remaining property and casualty lines and its intentions to explore other opportunities to reduce the remaining property and
casualty business.   The Company believes that the continued reduction in the
amount of business written in the property and casualty segment offers the best profitability and growth opportunities for the crop segment of the Company.

                  The Company historically has maintained reinsurance to manage volatility and avoid catastrophic loss exposure and intends to continue this practice. Numerous domestic and foreign reinsurers provide reinsurance for the Company's various underwriting risks. The Company's reinsurance generally is structured into multiple layers and programs to reflect those risks.

                  The Company historically has managed its investment portfolio
to maximize investment earnings.   The Company has shortened the average
maturities of its investments in order to meet the liquidity needs from its declining property and casualty business. Additionally, the Company has decreased the amount of tax advantaged securities in order to maximize the Company's cash flow.

                  See "Business-Business Segments," "Business-Loss and Loss Adjustment Expense Reserves," "Business-Reinsurance" and "Management's Discussion and Analysis of Financial Condition and Results of
Operations-Results of Operations" for a further discussion of actions taken by the Company to implement this strategy.

Organization

                  The Company underwrites its insurance products through four wholly owned insurance company subsidiaries: American Growers Insurance Company ("American Growers"), Acceptance Insurance Company ("Acceptance Insurance"), Acceptance Indemnity Insurance Company ("Acceptance Indemnity"), and
Acceptance Casualty Insurance Company ("Acceptance Casualty") (collectively referred to herein as the "Insurance Companies").

                  Collectively, the Insurance Companies are admitted in 44 states and operate on a nonadmitted basis in 46 states, the District of Columbia, Puerto Rico and the Virgin Islands. Each of the Insurance Companies is rated B++(Very Good) by A.M. Best Company, Inc. ("A.M. Best"). A.M. Best bases its ratings upon factors that concern policyholders and agents, and not upon factors concerning investor protection.

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

         Crop Insurance

                  The principal lines of the Company's crop insurance segment are MPCI, supplemental coverages and named peril insurance. MPCI is a federally subsidized insurance program designed to encourage farmers to manage their risk through the purchase of insurance policies. MPCI provides farmers with yield coverage for crop damage from substantially all natural perils. CRC is an extension of the MPCI program which provides farmers with protection from revenue loss caused by changes in crop prices, low yields or both. As used herein, the term MPCI includes CRC, unless the context indicates otherwise.
For the year ended December 31, 2000, the Company had gross MPCI premiums of approximately $375 million and a market share of approximately 15% of MPCI business written in the United States. The MPCI premium volume increased
$10 million during 2000. However, in the Company's core market areas, MPCI premiums increased by approximately $35 million, while a reduction of $25 million was achieved in less profitable market areas.

         Supplemental coverages are proprietary products developed and marketed exclusively by the Company. Supplemental coverages enhance the protection provided by MPCI. Unlike MPCI, however, supplemental coverages are not subsidized or reinsured by the federal government. During 2000 and 1999, the Company's gross premium from supplemental coverages was approximately
$13.7 million and $31.1 million, respectively. See "Management Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations."

                  The largest named peril crop insurance product offered by the Company is crop hail insurance which insures growing crops against damage resulting from hailstorms. The Company also sells a small volume of insurance against damage to specific crops from other named perils. Like the supplemental coverages, none of the named peril products involve federal reinsurance or price subsidy participation. During 2000 and 1999, the Company's gross premium from named peril crop insurance including crop hail was approximately $45.4 million and $47.7 million, respectively.

         Property and Casualty Insurance

                  During 2000, the principle lines of the Company's property and casualty segment were property and casualty coverages, primarily on an admitted basis, for the "staffing" industry, fine art and personal jewelry exposures, condominiums, surety, prize indemnifications and noncrop agricultural risks. These lines were marketed through independent insurance agencies.

                  The Company also provided property and casualty coverages, including general liability, garage liability, liquor liability and workers' compensation coverage for small and medium businesses which were not served by standard carriers due to size or location. These lines were marketed through general agents.

                  The Company has announced several strategic decisions over the last three years which have significantly impacted the continuation of the property and casualty segment. During 1998 and 1999, the Company discontinued or reduced its underwriting in several product lines of property and casualty business. In September 1999, the Company sold its nonstandard automobile business, including Phoenix Indemnity Insurance Company ("Phoenix Indemnity"). In the first quarter of 2000 the Company transferred the renewal rights to all business previously produced and serviced by the Company's Scottsdale, Arizona office and its "long haul" trucking business. The net earned premiums for all of these lines of business were approximately $79 million, $146 million and $200 million in 2000, 1999 and 1998, respectively. In March 2001 the Company announced that it had sold a significant portion of its remaining lines of
property and casualty business.   The net earned premiums for the lines of
business sold were approximately $19 million, $15 million and $15 million in 2000, 1999 and 1998, respectively.

                  In March 2001 the Company also announced its intention to explore opportunities to reduce the remaining property and casualty business. Based upon the above, the Company expects the property and casualty segment net premiums earned in 2001 to be significantly lower than 2000 or other previous years.

                  The following table reflects the amount of gross premium written and net premium written for the crop and property and casualty insurance segments for the periods set forth below:


                                                                   Years Ended December 31,
                                                       ________________________________________________
                                                          2000              1999                 1998
                                                       _________          ________             ________
                                                                         (in thousands)
GROSS PREMIUMS WRITTEN:
Crop Insurance(1)......................................$298,432           $272,904             $256,956
Property and Casualty Insurance.........................188,868            420,037              444,004
                                                       ________           ________             ________
   Total...............................................$487,300           $692,941             $700,960
                                                       ========           ========             ========
NET PREMIUMS WRITTEN:
Crop Insurance(1).......................................$53,674            $42,059              $61,015
Property and Casualty Insurance..........................83,407            209,607              248,477
                                                       ________           _________            ________
   Total...............................................$137,081           $251,666             $309,492
                                                       ========           =========            ========
NET PREMIUMS EARNED:
Crop Insurance(1).......................................$53,674            $42,059              $61,015
Property and Casualty Insurance.........................132,999            206,653              267,029
                                                       _________          ________             ________
   Total...............................................$186,673           $248,712             $328,044
                                                       =========          =========            ========

---------------
(1) For a discussion of the accounting treatment of MPCI premiums, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-General."

Management

                  In December 1999 Michael R. McCarthy was elected Chairman of the Company's Board of Directors and John E. Martin was elected President and Chief Executive Officer of the Company. Other key members of management of the Company are Charles E. Boyle, Chief Information Officer, Kim R. Gibson, President of American Agrisurance Inc., J. Michael Gottschalk, Chief Administrative Officer, General Counsel and Secretary, and Dwayne D. Hallman, Chief Financial Officer and Treasurer.

Marketing

                  The Company markets its crop insurance products and a portion of its property and casualty insurance products through a network of independent agents specializing in specific lines of insurance. The Company also markets its property and casualty insurance products through general agents who process and accept applications for insurance coverages from retail agents who sell insurance to insurance buyers. The Company compensates its agents through commissions based on a percentage of premiums produced. The Company also offers many of its agents a contingent commission based on volume and profitability and other programs designed to encourage agents to place profitable business with the Company.

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

                                                                 Years Ended December 31,
                                                            ___________________________________
                                                              2000          1999       1998
                                                            _________     _________  ________
The Company
  Loss Ratio.................................................70.5%         88.0%(2)   72.3%(3)
  Expense Ratio..............................................66.2(1)       41.3       38.9
                                                            ________      _________  _________
  Combined Ratio............................................136.7%        129.3%     111.2%
                                                            ========      =========  =========
Industry Average(4)
  Loss Ratio.................................................81.5%         78.3%      76.5%
  Expense Ratio............................................. 28.8          29.2       29.5
                                                            _______       _________  _________
  Combined Ratio............................................110.3%        107.5%     106.0%
                                                            =======       =========  =========


(1) Information relating to the increase in the Company's 2000 expenses is discussed in "Management Discussion and Analysis of Financial Condition and Results of Operations-Results of Operation."
(2) The $44.0 million reserve increase recorded by the Company in 1999, for 1998 and prior years, accounts for 17.7% of the loss ratio for 1999. See "Loss and Loss Adjustment Expense Reserves."
(3) The $24.2 million reserve increase recorded by the Company in 1998, for 1997 and prior years, accounts for 7.4% of the loss ratio for 1998. See "Loss and Loss Adjustment Expense Reserves."
(4) Source: A.M. Best's Aggregates & Averages-Property Casualty (2000 Edition). Ratios for 2000 are unpublished but have been provided to the Company by A.M. Best.

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

Claims

                  The Company's crop and property and casualty claims departments administer all claims and direct all legal and adjustment aspects of the claims handling process. To assist in settling claims the Company regularly uses independent adjusters, attorneys and investigators, as well as third party administrators for some specialty property and casualty lines. The Company's claims department is organized into three parts.

                  The crop claims department manages all claims arising out of the Company's crop insurance operations through its home office staff and a system of regional claims offices which supervise specially trained independent adjusters.

                  The litigation and non-litigation departments manage all claims arising out of the Company's property and casualty insurance operations. The litigation department, which is organized by geographic area, handles larger litigation claims files and other complex and serious claims. The non-litigation department, which also is organized by geographic area, handles the other claims files and supervises the claims handlers. These departments emphasize the use of internal staff rather than independent adjusters, improving claims processing systems and rapid response mechanisms.

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

                  In monitoring reserve adequacy the Company reviews historical data and other data and, as additional experience and data become available, revises estimates of reserves. These revisions result in increases or decreases to reserves for insured events of prior years. In 2000, 1999 and 1998 the Company increased its reserves through charges to earnings of $8.2 million, $44.0 million, and $24.2 million, respectively, based upon its reestimation of liability for losses and loss adjustment expenses for prior accident years.

                  The $8.2 million charge in 2000 was primarily a result of the development of 1999 CRCPlus losses of approximately $5.7 million.

                  In the third quarter of fiscal 1999, the Company increased reserves for 1998 and prior accident years by approximately $44.0 million. This increase related primarily to an unexpected increase in the number of claims relating to general liability coverage provided in 1995 and prior years to contractors in the State of California as a result of the California Supreme Court decision in Montrose Chemical Corporation v. Admiral Insurance Company ("Montrose"). In that decision, the Court adopted the "continuous trigger" theory of insurance coverage for third-party liability claims involving continuous, progressive or deteriorating bodily injury or property damages. Under this theory, the time of the insured's act which allegedly caused the accident, event or condition resulting in a claim is largely immaterial. As long as the potential damages remain outstanding, all of the insured contractor's or subcontractor's successive insurance policies potentially may provide coverage. Thus, the Court's Montrose decision created a new basis for coverage under years of previously issued policies. Beginning in 1996, the Company altered its underwriting criteria for construction risks and began endorsing policies exposed to these types of continuous exposures in order to avoid coverage for conditions which existed prior to the inception of the Company's policies.

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

                  The Company annually obtains an independent review of its loss reserving process and reserve estimates by an independent professional actuary as part of the annual audit of its financial statements.

       The following table presents an analysis of the Company's reserves, reconciling beginning and ending reserve balances for the periods indicated:

                                                                         Years Ended December 31,
                                                             ____________________________________________
                                                               2000             1999             1998
                                                             ________         ________          ________
                                                                             (in thousands)
Gross losses and loss adjustment expense
 reserves, beginning of year   ..............................$781,377         $524,744          $428,653

Reinsurance recoverable on unpaid losses
 and loss adjustment expenses, beginning of year..............502,537          238,769           165,547
                                                             _________        _________         _________
Net losses and loss adjustment expense
 reserves, beginning of year  ................................278,840          285,975           263,106
                                                             _________        __________        _________
Net incurred losses and loss adjustment
 expenses related to:
      Current year........................................... 123,386          174,762           212,894
      Prior years............................................   8,218           44,027            24,167
                                                            __________        _________        __________
                                                              131,604          218,789           237,061
                                                            __________        _________        __________
Net payments for losses and loss adjustment
 expenses related to:
     Current year.............................................(60,028)         (76,745)         (100,968)
     Prior years............................................ (116,504)        (123,158)         (113,224)
                                                            __________       __________        __________
                                                             (176,532)        (199,903)         (214,192)
                                                            __________       __________        __________
Net decrease related to sale of Phoenix Indemnity (net of
 reinsurance recoverable) ..........................              --           (26,021)              --
                                                            __________       ___________       ___________

Net losses and loss adjustment
 expense reserves, end of year..............................  233,912          278,840           285,975

Reinsurance recoverable on unpaid losses
 and loss adjustment expenses, end of year.................   383,979          502,537           238,769
                                                            __________       __________        __________

Gross losses and loss adjustment
 expense reserves, end of year.............................. $617,891         $781,377          $524,744
                                                            ==========        =========         =========

                  The following table presents the development of balance sheet net loss reserves from calendar years 1990 through 2000. The top line of the table shows the loss reserves at the balance sheet date for each of the indicated years. These amounts are the estimates of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The middle section of the table shows the cumulative amount paid, expressed as a percentage of the initial reserve amount, with respect to previously recorded reserves as of the end of each succeeding year. The lower section of the table shows the re-estimated amount, expressed as a percentage of the initial reserve amount, of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Net cumulative redundancy (deficiency)" caption represents the aggregate percentage increase (decrease) in the initial reserves estimated. It should be noted that the table presents the "run off" of balance sheet reserves, rather than accident or policy year loss development. The Company computes the cumulative redundancy (deficiency) annually on a calendar year basis.

                  The establishment of reserves is an inherently uncertain process. The Company's property and casualty coverages are in specialty areas of business that may involve greater risks than standard property and casualty lines. These risk components may make more difficult the task of estimating reserves for losses, and cause the Company's underwriting results to fluctuate. Further, conditions and trends that have affected the development of loss reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this information.

                  The Company adopted Statement of Financial Accounting Standards No. 113 ("SFAS #113"), "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," effective January 1, 1993. The application of SFAS #113 resulted in the reclassification of amounts ceded to reinsurers, which amounts were previously reported as a reduction in unearned premium and unpaid losses and loss adjustment expenses, to assets on the consolidated balance sheet. The table below includes a reconciliation of net loss and loss adjustment expense reserves to amounts presented on the consolidated balance sheet after reclassifications related to the adoption of SFAS #113. The gross cumulative deficiency is presented for 1992 through 1999, the only years on the table for which the Company has restated amounts in accordance with SFAS #113.

                                                               Years Ended December 31,
                                     ___________________________________________________________________________________________
                                  1990     1991     1992     1993     1994     1995    1996    1997       1998     1999     2000
                                ________  _______  _______ ________ ________ _______ ________ ________  _________ _______ ________
Net reserves for unpaid
  losses and loss
  adjustment expenses           $58,439  $66,132  $77,627 $115,714 $141,514 $201,356 $246,752 $263,106  $285,975 $278,840 $233,912
Cumulative amount of net
  liability paid through (1):
    One year later                40.6%    45.7%    36.1%    49.1%    51.0%    47.3%    44.7%    43.0%     46.7%    41.8%
    Two years later               70.8%    72.3%    73.6%    80.5%    86.1%    75.2%    71.8%    71.7%     73.7%
    Three years later             88.5%    96.6%    94.5%   100.9%   104.5%    93.1%    90.0%    89.8%
    Four years later             101.2%   108.1%   109.0%   108.8%   115.5%   102.8%   101.8%
    Five years later             107.5%   115.1%   114.9%   113.6%   121.6%   110.7%
    Six years later              109.7%   118.2%   118.2%   116.0%   127.0%
    Seven years later            111.4%   119.5%   119.4%   119.5%
    Eight years later            111.8%   120.6%   121.6%
    Nine years later             112.8%   121.8%
    Ten years later              113.2%
Net reserves reestimated as of:
    One year later               100.3%   103.5%   103.3%   104.4%   115.8%   104.7%   102.8%   109.2%    115.4%   102.9%
    Two years later              102.3%   109.9%   109.7%   114.5%   115.7%   106.6%   112.0%   119.9%   117.5%
    Three years later            107.4%   116.9%   117.9%   113.1%   120.5%   114.2%   121.7%   121.3%
    Four years later             110.7%   120.1%   117.7%   116.1%   125.9%   122.6%   123.7%
    Five years later             112.7%   119.9%   119.8%   118.2%   133.8%   125.1%
    Six years later              112.0%   120.5%   121.5%   121.3%   135.6%
    Seven years later            112.5%   121.9%   124.3%   124.2%
    Eight years later            113.4%   124.3%   125.3%
    Nine years later             114.8%   124.2%
    Ten years later              114.3%
Net cumulative redundancy
   (deficiency)                 (14.3)%  (24.2)%  (25.3)%  (24.2)%  (35.6)%  (25.1)%  (23.7)%  (21.3)%(17.5)%    (2.9)%

Gross reserves for unpaid loss and
  loss adjustment expenses                       $127,666 $211,600 $221,325 $369,244 $432,173 $428,653 $524,744  $781,377 $617,891
Reinsurance recoverable on unpaid
  loss and loss adjustment expenses                50,039   95,886   79,811  167,888  185,421  165,547  238,769   502,537  383,979
Net reserves for unpaid loss and                 ________ ________ ________ ________ ________ ________ ________  ________ ________
  loss adjustment expenses                       $ 77,627 $115,714 $141,514 $201,356 $246,752 $263,106 $285,975  $278,840 $233,912
                                                 ======== ======== ======== ======== ======== ======== ========  ======== ========
Reestimated gross reserves for unpaid
  loss and loss adjustment expenses                116.8%   123.7%   141.0%   120.8%   121.4%   130.6%   123.8%    103.2%
Reestimated reinsurance recoverable
  on unpaid loss and loss adjustment
  expenses                                         103.6%   123.2%   150.6%   115.6%   118.3%   145.5%    131.4%   103.3%

Reestimated net reserves for unpaid
  loss and loss adjustment expenses                125.3%   124.2%   135.6%   125.1%   123.7%   121.3%   117.5%    102.9%
                                                  ======   ======   =======  =======  =======  ======   ======    =======
Gross cumulative redundancy (deficiency)          (16.8)%  (23.7)%  (41.0)%  (20.8)%  (21.4)%  (30.6)%  (23.8)%   (3.2)%
                                                  =======  =======  =======  =======  =======  =======  =======   =======


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

                  The Company reinsures its MPCI business with various FCIC reinsurance pools administered by the RMA. The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. The Company's net exposure on MPCI business is further reduced by excess of loss reinsurance purchased from private reinsurers. This excess of loss reinsurance generally provides coverage for 95% of losses in excess of a $3,000,000 deductible after the Company's loss ratio reaches specified limits for each line of business, ranging from 75% to 80% on crop hail and named peril business and 100% on MPCI business. The Company limits this coverage to an aggregate amount determined annually consistent with the Company's anticipated premium, catastrophic loss risk exposure and RMA regulations. Additionally the Company's named peril, crop hail and supplemental business is reinsured through quota share agreements, ceding from 50% to 90% to reinsurers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                  The Company limits its exposure under individual property and casualty policies by purchasing excess of loss and quota share reinsurance, as well as maintaining catastrophe reinsurance to protect against catastrophic occurrences where claims can arise under multiple policies from a single event, such as a hurricane, earthquake, wind storm, riot, tornado or other extraordinary event.

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

                  The Company maintains catastrophe reinsurance for its casualty lines which provides coverage for $14 million in excess of $6 million of aggregate risk per occurrence, and for its property lines, which provides coverage of 95% of $110 million in excess of a $2.5 million retention per occurrence. The Company reviews the concentrations of property values in its property lines of business continually and models possible losses for catastrophic events through computer simulations of different levels of storm activity, adjusting the required limit of liability or the concentrations of property coverage as deemed appropriate.

                  In its workers' compensation line, the Company buys excess of loss protection on a statutory basis. The Company's retention varies between $100,000 and $600,000 per occurrence, depending upon the program.

                  In addition, the Company will often cede 90% or more of some new programs which it regards as developmental until such time as the program establishes a more reliable loss and premium history. On these lines of business, the Company will typically receive a fee from reinsurers as the issuing carrier on the program.

                  At December 31, 2000, 89% of the Company's outstanding reinsurance recoverables were from domestic reinsurance companies or the federal government, 96% of which was from reinsurance companies rated A- (excellent) or better by A.M. Best or from the federal government. The balance was primarily placed with major international reinsurers.

Investments

                  The Company's investment policy is to maximize the after-tax yield of the portfolio while emphasizing stability and preservation of the Company's capital base. Further, the portfolio is invested in types of securities with average durations which reflect the Company's liabilities and expected liquidity needs. The Company determines the strategies and parameters for the investment of its portfolio, and an external investment manager executes trades consistent with the Company's strategies and parameters. The investment portfolio at December 31, 2000 and 1999, consisted of the following:



                                                                    December 31, 2000      December 31, 1999
                                                                   _____________________  _____________________
                                                                   Amortized   Estimated  Amortized  Estimated
                                                                     Cost      Fair Value   Cost     Fair Value
                                                                   _________   __________ ________   _________
Type of Investment                                                                (in thousands)
__________________
Fixed maturities:
  U.S. Treasury and government securities...........................$166,827   $166,509   $ 87,421   $ 85,094
  States, municipalities and political subdivisions.................. 42,415     42,349    132,805    126,195
  Mortgage-backed securities.......................................... 9,617      9,194     24,902     21,277
  Other debt securities............................................... 9,373      8,489     19,191     17,823
                                                                    ________   ________    _______   ________
       Total fixed maturities....................................... 228,232    226,541    264,319    250,389

  Marketable equity securities....................................... 22,661     17,638     30,488     25,081
  Real estate......................................................   11,455     11,455     12,096     12,096
  Short-term investments............................................  55,599     55,599    104,702    104,702
  Restricted short-term investments................................   33,050     33,050     31,350     31,350
                                                                    ________   ________   ________   ________
       Total........................................................$350,997   $344,283   $442,955   $423,618
                                                                    ========   ========   ========   ========

Fixed Maturities

         Fixed maturities constituted 65.8% of the Company's investments at December 31, 2000. The Company determines the mix of its investment in taxable and tax-exempt securities based on its current and projected tax position and the relationship between taxable and tax-exempt investment yields. As of December 31, 2000, taxable bonds accounted for approximately 81.3% of total fixed maturities. Fixed maturity investments are classified as available-for-sale and carried on the Company's balance sheet at estimated fair value, with unrealized gains and losses (net of taxes) recorded in stockholders' equity as accumulated other comprehensive income. At December 31, 2000, the pre-tax net unrealized losses on available-for-sale fixed maturities totaled $1.7 million. At December 31, 2000, approximately $86 million of fixed maturities were pledged in order to secure the Company's obligations under reinsurance agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Sale of Redland Insurance Company" for additional information.

Marketable Equity Securities

          Equity holdings comprised 5.1% of the Company's investments at December 31, 2000, and consist of a diversified portfolio of unaffiliated common and preferred stocks.

Real Estate

          Real estate represents investments in a mortgage loan in the amount of $8.4 million and unimproved land of $3.1 million as of December 31, 2000. The mortgage loan is secured by a building and land and the ultimate collectability of the loan is evaluated continuously.

Short-Term Investments

         The Company's portfolio also includes short-term securities and other miscellaneous investments, which in the aggregate comprised 16.2% of total investments at December 31, 2000. Due to the short-term nature of crop insurance and the decreasing emphasis on property and casualty lines of business, the Company must maintain short-term investments to fund losses.
At December 31, 2000, approximately $6 million of short-term investments were pledged in order to secure the Company's obligations under reinsurance agreements. See "Management's Discussion and Analysis of Financial
Condition and Results of Operations-Sale of Redland Insurance Company" for additional information.

Restricted Short-Term Investments

         The restricted short-term investments balance is comprised of short-term securities deposited with a trustee for the Company's issuance of an outstanding letter of credit. These funds will become available to the Company over the next six years.



         The following table sets forth, as of December 31, 2000, the composition of the Company's fixed maturity securities portfolio by stated maturity dates. Actual maturities may differ from stated maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):


                                                                          Estimated
     Maturity                                                             Fair Value      Percent
     ________                                                             __________      _______
Due in one year or less...................................................$  26,016        11.5%
Due after one year through five years...................................... 121,010        53.4%
Due after five years through ten years...................................... 27,361        12.1%
Due after ten years......................................................... 42,960        19.0%
Mortgage-backed securities................................................... 9,194         4.0%
                                                                           ________       ______
     Total.................................................................$226,541       100.0%
                                                                           ========       ======


The Company's investment results for the periods indicated are set forth below:


                                                                                   Years Ended December 31,
                                                                               ________________________________
                                                                                 2000       1999        1998
                                                                               ________   ________    _________
                                                                               (in thousands, except percentages)
Net investment income..........................................................$ 24,679   $ 25,064    $ 28,320
Average investment
  portfolio(1)................................................................. 413,758    472,569     497,649
Pre-tax return on average
  investment portfolio.........................................................    6.0%       5.3%        5.7%
Net realized gains..............................................................$ 2,120   $ 10,203    $  6,825
Change in unrealized gain (loss) on available-for-sale securities ...........  $ 12,620   $(27,497)   $ (2,431)


---------------
(1) Represents the average of the beginning and ending investment portfolio (excluding unimproved land) computed on a quarterly basis.

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

                  The Company also is subject to laws governing insurance holding companies in Nebraska where the Insurance Companies are domiciled. These laws, among other things, require the Company to file periodic information with state regulatory authorities including information concerning its capital structure, ownership, financial condition, management and general business operations. The insurance holding company laws also regulate certain transactions between the Company, its affiliates and the Insurance Companies, including the amount of dividends and other distributions and the terms of surplus notes, and restrict the ability of any one person to acquire certain levels of the Company's voting securities (generally 10%) without prior regulatory approval.

                  Except for interest on surplus notes issued by the Insurance Companies and payments from American Agrisurance, Inc. ("American Agrisurance") under a profit sharing agreement, the Company is dependent for funds to pay its operating and other expenses upon dividends and other distributions from the Insurance Companies, the payment of which are subject to review and authorization by state insurance regulatory authorities. Under Nebraska law, no domestic insurer may make a dividend or distribution which, together with dividends or distributions paid during the preceding 12 months, exceeds the greater of (i) 10% of such insurer's policyholders' surplus as of the preceding December 31 or (ii) such insurer's statutory net income (excluding realized capital gains) for the preceding calendar year, until either it has been approved, or a 30-day waiting period shall have passed during which it has not been disapproved, by the Nebraska Insurance Director. The maximum amount of dividends the Insurance Companies may pay to the Company is limited to its earned surplus, also known as unassigned funds. The tiered structure of the Company's insurance subsidiaries effectively imposes two levels of dividend restriction on the payment of dividends to the Company by Acceptance Indemnity. During 2001 the statutory limitation on dividends from the Insurance Companies to the Company without further insurance department approval is approximately $5.7 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-The Company-Parent Only".

                  Other regulatory and business considerations may further limit the ability of the Insurance Companies to pay dividends. For example, the impact of dividends on surplus could effect an insurers' competitive position, the amount of premiums that it can write and its ability to pay future dividends. Further, the insurance laws and regulations of Nebraska require the statutory surplus of an insurance company domiciled therein, following any dividend or distribution by such company, be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

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

                  The NAIC has approved and recommended states adopt and implement several regulatory initiatives designed to provide regulators an early warning tool to identify deteriorating or weakly capitalized insurance companies and to decrease the risk of insolvency of insurance companies. These initiatives include the implementation of Risk Based Capital ("RBC") standards for determining adequate levels of capital and surplus to support four areas of risk facing property and casualty insurers: (i) asset risk (default on fixed income assets and market decline); (ii) credit risk (losses from unrecoverable reinsurance and inability to collect agents' balances and other receivables);
(iii) underwriting risk (premium pricing and reserve estimates); and
(iv) off-balance sheet/growth risk (excessive premium growth and unreported liabilities). At December 31, 2000 the Insurance Companies met the RBC requirements as promulgated by the domiciliary states of the Insurance Companies and the NAIC.

                  The NAIC also maintains an Insurance Regulatory Information System ("IRIS") to assist state insurance departments in identifying significant changes in the operations of an insurance company, such as changes in its product mix, large reinsurance transactions, increases or decreases in premiums received and certain other changes in operations. Such changes may not result from any problems with an insurance company but may merely indicate changes in certain ratios outside ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "normal ranges," state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted. At December 31, 2000 each of the Insurance Companies had less than four ratios falling outside "normal ranges."

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

Uncertainties Affecting the Insurance Business

                    In the crop insurance business, the Company competes with other crop insurance companies primarily on the basis of service, supplemental products and commissions to agents. The Company estimates that there are more than 18 property and casualty insurers that compete in the MPCI line of business. Many of the Company's competitors could have greater financial and other resources than the Company. The Company's results are significantly impacted by its crop business, particularly its MPCI line. Since the Company's products insure crop prices, yields or both, the Company's results are subject to numerous factors and events that it cannot control. Initial estimated results from the crop lines are not recorded until the fourth quarter of the year, after crops are harvested and final market prices are established. Crop results are particularly dependent on events beyond the Company's control, notably weather conditions during the crop growing seasons in the states where the Company writes substantial amounts of crop insurance, the market price of grains on various commodity exchanges, overall worldwide supply and demand, the continuing globalization of the crop industry and its effect on the export of crops to other countries and the volatility of crop prices resulting from domestic and foreign policy decisions. Additionally, federal regulations governing aspects of crop insurance are frequently modified, and all such changes may impact the results of the Company's crop insurance business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-General."

                  The property and casualty insurance business is highly competitive, with over 3,000 insurance companies in the United States, many of which have substantially greater financial and other resources, and may offer a broader variety of coverages than those offered by the Company. For the past several years there has been severe price competition in the property and casualty insurance industry which has resulted in a reduction in the volume of premiums written by the Company in some of its lines of business because of its unwillingness to reduce prices to meet competition or its decision to completely withdraw from a particular product line.

                  The specialty property and casualty coverages underwritten by the Company may involve greater risks than more standard property and casualty lines. These risks may include a lack of predictability, and in some instances, the absence of a long-term, reliable historical data upon which to estimate future losses.

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

                  On November 29, 1999, A.M. Best downgraded the rating of the Insurance Companies from A- to B++. Some agents require an A- or better rating for certain lines of business, particularly some of the Company's property and casualty programs. In order to mitigate the impact of the A.M. Best rating change, the Company entered into an agreement with Clarendon National Insurance Company to provide A rated paper for its customers. While the Company was able to address the rating change, it also increased the Company's operating expense levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Sale of Redland Insurance Company".


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

                  Adverse loss experience for prior years resulted in an increase in loss reserves for the years ended December 31, 2000 and 1999, in the amounts of $8.2 million and $44.0 million, respectively. The establishment of appropriate loss reserves is an inherently uncertain process and it has been necessary, and may be necessary in the future, to revise estimated loss reserve liabilities. See "Loss and Loss Adjustment Reserves," for a further discussion of factors which may, in the future, influence loss reserve estimates.

                  Property and casualty insurance is a capital intensive business and the Company is obligated to maintain minimum levels of surplus in the Insurance Companies in order to continue writing insurance at current levels or to increase its writings, and also to meet various operating ratio standards established by state insurance regulatory authorities and by insurance rating bureaus. The Company continually reviews the surplus needs of the Insurance Companies, and from time to time may determine to seek additional funding. For a discussion of the Company's liquidity and capital resources, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Employees

                  At March 6, 2001 the Company had 386 employees in its crop insurance segment, 110 employees in its property and casualty insurance segment and 280 employees that were not allocated to the two segments, for a total of 776 employees. Acceptance believes that relations with its employees are good.

Item 2.  Properties.

                  The following table sets forth certain information regarding the principal properties of the Company:


                                                General                            Leased/
Location                                        Character          Size            Owned(1)
________                                        _________      ______________      ________
Omaha, NE.......................................Office          58,000 sq. ft.     Leased(2)
Council Bluffs, IA..............................Office         142,000 sq. ft.     Leased
Council Bluffs, IA..............................Office          33,000 sq. ft.     Owned
Whitsett, NC....................................Office           4,800 sq. ft.     Leased
Itasca, IL......................................Office           3,800 sq. ft.     Leased
Overland Park, KS...............................Office           1,319 sq. ft.     Leased



---------------
(1) The range of expiration dates for these leases is November 30, 2001 (Omaha), December 31, 2001 with five-year option (Council Bluffs), June 30, 2001 (Whitsett), August 31, 2001 (Itasca), and December 31, 2001 (Overland Park).
(2) 21,167 square feet are subleased to a third party. The sublease expires on November 30, 2001.

Item 3.  Legal Proceedings.

                  In December 1999, the Company was sued in the United States District Court for the District of Nebraska. Plaintiffs alleged the Company knowingly and intentionally understated the Company's liabilities in order to maintain the market price of the Company's common stock at artificially high levels and made untrue statements of material fact, and sought compensatory damages, interest, costs and attorney fees. In February 2000, other plaintiffs sued the Company in the same Court, alleging the Company intentionally understated liabilities in a registration statement filed in conjunction with the Company's Redeemable Preferred Securities.

                  The Court consolidated these suits in April 2000 as In re Acceptance Insurance Companies Securities Litigation (USDC, Nebraska, No. 8:99CV547). Plaintiffs subsequently filed a consolidated class action complaint. Plaintiffs sought to represent a class consisting of all persons who purchased either Company common stock between March 10, 1998 and November 16, 1999, or AICI Capital Trust Preferred Securities between the July 29, 1997 public offering and November 25, 1999. In the consolidated complaint, plaintiffs alleged violation of Section 11 of the Securities Act of 1933 through misrepresentation or omission of a material fact in the registration statement for the trust preferred securities, and violation of Section 10b of the Securities Exchange Act of 1934 and Rule 10b-5 of the U.S. Securities and Exchange Commission through failure to disclose material information between March 10, 1998 and November 16, 1999. The Company, three of its former officers, the Company's Directors and independent accountants and other individuals, as well as the financial underwriters for the Company's preferred securities, were defendants in the consolidated action.

                  On March 2, 2001, the Court entered an order dismissing all claims alleging violations of Section 11 of the Securities Act, and dismissing the Company's Directors, financial underwriters, independent accountants and others as defendants in this action. The Court also ruled that allegations regarding the remaining defendants' alleged failure to properly report contingent losses attributable to Montrose (See "Business-Loss and Loss Adjustment Expense Reserves") failed to state a claim under the Section 10b and Rule 10b-5. As a result of the Court's ruling, the litigation has been reduced to a claim the Company and three of its former officers, during the period from July 29, 1997 to November 16, 1999, failed to disclose adequately information about various aspects of the Company's operations other than the exposure to losses resulting from the Montrose decision. Claimants seek compensatory damages, reasonable costs and expenses incurred in this action and such other and such further relief as the Court may deem proper.

                  The Company intends to vigorously contest this action and believes the claimants' allegations are without merit. Nevertheless, the ultimate outcome of this action cannot be predicted at this time and the Company currently is unable to determine the potential effect of this litigation on its financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

PART II.

Item 5.  Market for Registrant's Equity and Related Stockholder Matters.

                  The Common Stock is listed and traded on the New York Stock Exchange ("NYSE"). The following table sets forth the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape for the fiscal quarters indicated.



                                                                              High                  Low
                                                                           _________               _______
Year Ended December 31, 1999
  First Quarter............................................................. 20 7/16                13 5/16
  Second Quarter............................................................ 15 11/16               12 1/16
  Third Quarter............................................................. 15 15/16               11 3/4
  Fourth Quarter............................................................ 15 1/8                  4 7/8

Year Ended December 31, 2000
  First Quarter............................................................. 5 15/16                2 3/4
  Second Quarter............................................................ 5 9/16                 3 3/4
  Third Quarter............................................................. 6 15/16                4 1/16
  Fourth Quarter............................................................ 6 3/4                  4

As of March 26, 2001, there were approximately 947 holders of record of the Common Stock.

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



                                                                                Years Ended December 31,
                                                        _________________________________________________________________________
                                                         2000(1)         1999(1)         1998(1)         1997(1)         1996(1)
                                                        _________       ________       _________       ________         _________
                                                                       (in thousands, except per share data and ratios)
Income Statement Data:
  Revenues:
    Gross premiums written..............................$487,300        $692,941       $700,960        $665,810         $651,060
                                                        ========        ========       ========        ========         ========
    Net premiums written................................$137,081        $251,666       $309,492        $335,064         $366,949
                                                        ========        ========       ========        ========         ========
    Net premiums earned.................................$186,673        $248,712       $328,044        $335,215         $348,653
    Net investment income...............................  24,679          25,064         28,320          28,016           26,491
    Net realized capital gains..........................   2,120          10,203          6,825           7,321            5,216
    Agency income.....................................        --              --             --              --            1,035
                                                        _________       ________       _________       _________        _________
Total revenues                                           213,472         283,979        363,189         370,552          381,395

  Costs and expenses:
    Losses and loss adjustment
      expenses.......................................... 131,604         218,789        237,061         213,455          243,257
    Underwriting and other expenses...................... 98,876         108,529        104,736          97,109           95,803
    Write-off of excess of cost over acquired net assets...9,910              --             --              --               --
    Agency expenses..................................         --              --             --              --            1,024
    General and administrative expenses.................   1,919           4,592          3,502           2,063            2,015
                                                        ________        ________       _________       ________         _________
  Total expenses........................................ 242,309         331,910        345,299         312,627          342,099
                                                        ________        _________      _________       ________         _________
  Operating profit (loss)  ........................     (28,837)         (47,931)        17,890          57,925           39,296

  Other expense:
    Interest expense...................................  (8,677)          (9,058)        (8,994)         (6,569)          (4,896)
    Other expense, net..............................          --             (67)          (816)            (51)            (910)
                                                        ________         ________      _________       _________        _________
    Income (loss) before income taxes
      and cumulative effect of change
      in accounting principle ......................... (37,514)         (57,056)         8,080          51,305           33,490

  Income tax expense (benefit).........................  (8,665)         (21,436)         2,544          15,992            3,210
 Cumulative effect of change in
    accounting principle........................              --           (338)             --              --               --
                                                      __________       __________       ________       _________        _________
  Net income  ........................................$ (28,849)       $ (35,958)       $ 5,536        $ 35,313         $ 30,280
                                                      ==========       ==========       ========       =========        =========
  Net income
    per share:
      Basic...........................................$   (2.02)      $   (2.52)        $   .37        $   2.34         $   2.03
      Diluted............................................ (2.02)          (2.52)            .37            2.30             1.99

Ratios:
  Loss ratio..........................................    70.5%           88.0%           72.3%           63.7%            69.7%
  Expense ratio.......................................    53.0%           43.6%           31.9%           28.9%            27.5%
                                                      _________       ___________       _______        _________        __________
  Combined loss and expense ratio....................    123.5%          131.6%          104.2%           92.6%            97.2%
                                                      =========       ===========       =======        =========         =========



                                                                                  Years Ended December 31,
                                                        __________________________________________________________________________
                                                          2000            1999            1998            1997            1996
                                                        _________     __________       _________        ________        ________

Balance Sheet Data:
  Investments...........................................$344,283      $  423,618       $  489,397       $452,717        $405,926
  Total assets...........................................963,982       1,278,312        1,092,943        979,453         884,380
  Loss and loss adjustment
    expense reserves.....................................617,891         781,377          524,744        428,653         432,173
  Unearned premiums...................................... 34,772         127,938          162,037        157,134         140,217
  Borrowings and term debt..............................     --               --           15,000             --          69,000
  Company-obligated mandatorily
    redeemable Preferred Securities
    of AICI Capital Trust, holding
    solely Junior Subordinated
    Debentures of the Company...........................  94,875          94,875           94,875         94,875              --
  Stockholders' equity.................................. 160,481         180,958          236,154        253,670         207,820

Other Data:
  Statutory Surplus of Insurance
    Companies(2)........................................ 140,248         158,551          236,041        238,520         191,455


__________________

(1) For a discussion of the Company's discontinued lines of business, see "Business-Company Strategy" and "-Business Segments" and for a discussion of the accounting treatment of the Company's MPCI business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-General."

(2) Statutory data has been derived from the separate financial statements of the Insurance Companies prepared in accordance with SAP. The decline in statutory surplus from 1999 to 2000 was primarily related to the net loss incurred by the Insurance Companies. The decline in statutory surplus from 1998 to 1999 was partially related to the net loss incurred by the Insurance Companies, the repayment of a $20 million surplus note and $6.0 million dividend payment by Redland.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The following discussion and analysis of financial condition and results of operations of the Company and its consolidated subsidiaries should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere herein.

General

                  The principal lines of the Company's crop insurance segment are Multi-Peril Crop Insurance (MPCI), supplemental coverages, and named peril insurance. MPCI is a federally subsidized risk management program designed to encourage farmers to manage their risk through the purchase of insurance policies. MPCI provides farmers with yield coverage for crop damage from substantially all natural perils. CRC is an extension of the MPCI program which provides farmers with protection from revenue loss caused by changes in crop prices, low yields or both. As used herein, the term MPCI includes CRC, unless the context indicates otherwise. For the year ended December 31, 2000, the Company had a market share of approximately 15% of MPCI business written in the United States.

                  The accounting treatment for MPCI is different than the more traditional property and casualty insurance lines. For income statement purposes, gross premiums written consist of the aggregate amount of MPCI premiums paid by farmers, and does not include any related federal premium subsidies. The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. For income statement purposes, any such profit share earned by the Company, net of the cost of third party reinsurance, is shown as net premiums written, which equals net premiums earned for MPCI business; whereas, any share of losses payable by the Company is charged to losses and loss adjustment expenses. Due to various factors, including timing and severity of losses from storms and other natural perils and crop production cycles, the profit or loss on MPCI premiums was primarily recognized in the second half of the calendar year for 1999 and prior years. Due to the nature of the CRC product whereby results are influenced by changes in the market prices of various commodities in the fourth quarter and the increasing significance of CRC as a percentage of MPCI, the Company recorded its initial estimate of the profit or loss for the 2000 crop results in the fourth quarter
of 2000.   The Company relies on loss information from the field to determine
(utilizing a formula established by the RMA) the level of losses that should be considered in estimating the profit or loss during this period.

                  Certain characteristics of the Company's crop business may affect comparisons, including: (i) the seasonal nature of the business whereby profits or losses are generally recognized predominately in the fourth quarter of the year; (ii) the nature of crop business whereby losses are known within a one year period; and (iii) the limited amount of investment income associated with crop business. In addition, cash flows from such business differ from cash flows from certain more traditional lines. See "Liquidity and Capital Resources" below. With the Company's increased emphasis on the crop segment, the seasonal and short term nature of the Company's crop business, as well as the impact on the crop business of weather and other natural perils, may produce more volatility in the Company's operating results on a quarter to quarter or year to year basis than has historically been the case.

                  In its property and casualty segment, the Company sold its nonstandard automobile business including Phoenix Indemnity in 1999, transferred its general agency business produced by its Scottsdale office and its transportation business to other carriers in 2000, and in 2001 announced it had sold a significant portion of its remaining property and casualty business. These transactions are part of the Company's strategy in this segment. See "Business-Company Strategy" and "-Business Segments."

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

                  The Company's results are significantly impacted by its crop business, particularly its MPCI line. Initial estimated results from the crop lines are not generally recorded until the fourth quarter of the year, after crops are harvested and final market prices are established. Crop segment results are particularly dependent on events beyond the Company's control, notably weather conditions during the crop growing seasons in the states where the Company writes a substantial amount of its crop insurance, the market price of grains on various commodity exchanges and overall worldwide supply and demand, the continuing globalization of the crop industry and its effect on the export of crops to other countries and the volatility of crop prices resulting from domestic and foreign policy decisions. Additionally, federal regulations governing aspects of crop insurance are frequently modified, and any such changes may impact crop insurance results.

                  Forward-looking information set forth herein does not take into account any impact from any adverse weather conditions during the 2001 crop season, or the various other factors noted above which may affect crop and noncrop operation results. See "Business-Uncertainties Affecting the Insurance Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-General" above for additional information regarding these events and factors.

Results of Operations

Year ended December 31, 2000
Compared to Year Ended December 31, 1999

                  The Company's net loss decreased from $36.0 million for the year ended December 31, 1999 to a net loss of $28.8 million for the year ended December 31, 2000. The reduction in net loss was primarily a result of the strengthening of reserves for loss and loss adjustment expenses in 1999, charges in 1999 associated primarily with the divestitures of various lines of property and casualty business, and the increase in 1999 MPCI profit share recorded in 2000. Partially offsetting these effects was a decrease in net realized capital gains, a write-off of excess of costs over acquired net assets, development of 1999 CRCPlus losses in 2000, and a charge related to the settlement of the class action suit by rice producers in 2000.

                  The underwriting loss from the Company's crop segment
increased from $3.7 million in 1999 to $22.6 million in 2000.   The MPCI
premium volume increased from $365 million in 1999 to $375 million in 2000.
The Company's core markets areas increased by approximately $35 million while a reduction of $25 million was achieved in less profitable areas. During 2000 the Company earned a profit share of $40.0 million on its MPCI retained pool of approximately $232.0 million while in 1999 the Company earned a profit share of $40.1 million on approximately $246.1 million retained premium pool. In 2000 and 1999, the Company recorded additional profit share relating to previous years of approximately $11.0 million and $.8 million, respectively. As a percent of premium, the Company experienced a reduction in the 2000 crop year profit share due to drought conditions, particularly in Nebraska and Iowa. The Company utilizes both the FCIC reinsurance program and third party reinsurance in order to manage volatility in loss exposure. During 2000 the Company increased its utilization of the FCIC reinsurance program and increased third party reinsurance protection. The Company ceded a portion of the profit share related to approximately $66 million and $35 million of its retained premium under the MPCI program for 2000 and 1999, respectively, to reinsurers participating in its overall crop reinsurance programs which resulted in an additional cost to the Company of $5.1 million in 2000 as compared to 1999. The Company expects to continue to cede portions of its premiums under MPCI programs in the future in order to secure the required reinsurance capacity for its crop programs. Additionally, the Company expects $7.5 million of the reinsurance costs to continue each year for up to six years in the future. The Company has obtained a letter of credit to secure the expected future ceded premiums.

                  The results for 2000 reflect an increase of approximately $12.5 million in MPCI operating expenses primarily related to higher commission costs and an increase in the amount of corporate expenses allocated to the crop segment. The Company continued to be negatively impacted by the decrease in the reimbursement rate used for reimbursement of expenses related to operating its MPCI program. The year 2000 also includes an increase of $4.0 million in settlement and legal expenses related to the settlement of a class action suit by rice producers, $6.7 million in underwriting charges for adverse loss development resulting from higher than expected payments on 1999 CRCPlus losses, and $3.1 million of underwriting losses for crop hail resulting from late season storms in the Midwest.

                  The Company's property and casualty segment was impacted in 2000 by the sale of its nonstandard automobile business in the third quarter of 1999 and by the transfer in the first quarter of 2000 of the renewal rights for all business previously produced and serviced by the Company's Scottsdale, Arizona office and for its "long haul" trucking business. Accordingly, gross written premiums and net earned premiums decreased by approximately 45% and 38%, respectively, during 2000 compared to 1999. The Company expects further reductions in property and casualty segment premiums due to 74% of the net earned premiums for 2000 being from lines of business discontinued during the past three years or included the Company's sale of property and casualty lines announced in March 2001. The Company is exploring opportunities to reduce the remaining property and casualty business.

                  As a result of the sale of a significant portion of its property and casualty business and based upon estimated future discounted cash flows, the Company concluded that the excess of cost over acquired net assets was partially impaired by approximately $9.9 million. As such, the Company recorded a $9.9 million charge for the write-off of cost over acquired net assets in the fourth quarter of 2000.

                  The underwriting loss for the property and casualty segment decreased from $74.9 million in 1999 to $21.2 million in 2000. This was primarily related to the $44.0 million reserve strengthening that was recorded in 1999 related to losses for 1998 and prior years compared to approximately $2.4 million of reserve strengthening recorded in 2000 for years 1999 and prior. The reserve increase recorded in 1999 resulted from a significant unexpected increase in the number of claims reported, principally under policies covering the 1990 through 1995 accident years, and primarily related to construction defect claims under general liability policies insuring contractors in the State of California. To a lessor extent, the Company also experienced an increase in the IBNR claims for the 1998 year in its commercial automobile lines. Additionally, results for 1999 were negatively impacted by costs totaling approximately $9.0 million related primarily to the divestitures of various lines of property and casualty business.

                  The Company's net investment income declined from approximately $25.1 million in 1999 to $24.7 million in 2000. This decrease in investment income was primarily affected by a decline in the size of the average outstanding portfolio of the Company from approximately $473 million in 1999 to $414 million in 2000. Partially offsetting this was an increase in the yield on the portfolio to 6.0% for 2000 compared to 5.3% for 1999. During the fourth quarter of 2000 and continuing into 2001 the Company has liquidated a substantial portion of the municipal securities. The Company anticipates that the municipal security holdings will represent less than 5% of the portfolio.

Year ended December 31, 1999
Compared to Year Ended December 31, 1998

                  The Company's net income decreased from $5.5 million for the year ended December 31, 1998 to a net loss of $36.0 million for the year ended December 31, 1999. The results for 1999 were impacted by a strengthening of the Company's reserves for loss and loss adjustment expense, a reduction in net premiums written in the Company's property and casualty segment, an increase in net operating expenses as well as an increase in reinsurance costs in the Company's crop segment, a decline in MPCI profit share, and a decline in investment income. Additionally, certain charges affected the comparison of results from 1998 to 1999. Results in 1999 were negatively impacted by charges associated primarily with the divestitures of various lines of property and casualty business. They include severance costs, charges relating to discontinued software development, reduction of certain deferred policy acquisition costs and an increased allowance for doubtful accounts. Also included in 1999 results were charges associated with the Company's disputes with state regulatory authorities regarding its crop insurance business and the evaluation of strategic and capital alternatives.

                  Historically, the Company has performed an analysis of its loss and loss adjustment expense reserves quarterly, and has conducted an analysis, in conjunction with its independent actuary, each year that includes an actuarial study by its independent actuary. The 1999 study indicated a significant increase in the number of claims incurred by the Company but not previously reported (IBNR). The increase in previously unreported claims was principally under policies covering the 1990 through 1995 accident years, and primarily were new construction defect claims reported under general liability policies insuring contractors in the state of California. To a lesser extent, the Company also experienced an increase in reported claims for the 1998 year in its commercial automobile lines.

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

                  The Company experienced increased demand for its crop segment products during 1999 as compared to 1998, particularly products sold under the federally subsidized MPCI program and the Company's proprietary CRCPlus product. During 1999, the Company's MPCI premiums increased to approximately $365 million from $274 million in 1998. In 1999 the Company's net expenses as a percentage of written premiums increased from 1998 to 1999 due to a decrease in the rate at which the Company is reimbursed by the federal government for the expenses of operating its MPCI program. In 1998 the Company's reimbursement rate was approximately 24.7%, while in 1999 this reimbursement rate fell to 21.6%. Due to competitive pressures, the Company was unable to pass any of this expense reduction along to its agents as agents' commissions remained relatively constant.

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

                  The decrease in operating profits from $33.9 million in 1998 to $0.8 million in 1999 was primarily attributable to the decrease in reimbursement rate, increase in reinsurance costs, the higher operating costs and less profit share.

                  The Company's net investment income declined from approximately $28.3 million for the year ended December 31, 1998 to $25.1 million for 1999. This decline in the investment income of the Company was affected by a decline in the size of the average outstanding portfolio of the Company from $498 million during the year ended December 31, 1998 to $473 million for 1999. In addition, the yield on the portfolio declined from 5.7% during the year ended December 31, 1998 to 5.3% for 1999. This decrease in yield primarily resulted from several of the Company's higher yielding preferred stock investments being called and a decrease in the Company's mortgage backed security portfolio. The mortgage backed securities were on average, $23 million less for 1999 versus 1998 as the Company reduced both the interest rate risk and the investment yield on its mortgage backed portfolio through the elimination of substantially all of its inverse floating rate collateralized mortgage obligations. Net realized gains approximated $10.2 million for the year ended December 31, 1999 as compared to $6.8 million in 1998.

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

                  At December 31, 2000, the Company has $9.2 million in cash, short-term investments and fixed maturity securities. Additionally, the Company has $33.1 million of restricted short-term investments. The restricted short-term investments is comprised of investments deposited with a trustee for the Company's issuance of an outstanding letter of credit relating to reinsurance coverage on certain crop insurance products. These funds will become available to the Company over the next six years. The Company also holds two surplus notes, each in the amount of $20 million, issued by two of its insurance company subsidiaries, bearing interest at the rate of 9% per annum payable quarterly. Although repayment of all or part of the principal of these surplus notes requires prior insurance department approval, no prior approval of interest payment is currently required.

                  Under the American Agrisurance profit sharing agreement, American Agrisurance receives up to 50% of the crop insurance profit after certain expenses and a margin retained by the Insurance Companies based upon a formula established by the Company and approved by the Nebraska Department of Insurance. If the calculated profit share is negative, such negative amounts are carried forward and offset future profit sharing payments. These amounts are distributed from time to time in the form of a dividend to the Company.
In 2000 and 1999 there was no profit sharing distribution.

                  Dividends from the Insurance Companies are regulated by the regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to parent companies to certain statutorily approved limits. In 2001, the statutory limitation on dividends from the Insurance Companies to the Company without further insurance departmental approval is approximately $5.7 million. See "Business-Regulation."

                  The Company is currently a party to a tax sharing agreement with its subsidiaries, under which such subsidiaries pay the Company amounts in general equal to the federal income tax that would be payable by such subsidiaries on a stand-alone basis.

                  In 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the "Issuer Trust") issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). The Company owns all of the common securities (the "Common Securities") of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust's assets. The assets of the Issuer Trust consist solely of the Company's 9% Junior Subordinated Debentures due 2027 which were issued in 1997 in an amount equal to the Preferred Securities and the Common Securities. Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemptive provisions, all described in the Junior Debenture Indenture. At December 31, 2000, the Company had $94.875 million outstanding at a weighted average interest cost of 9.1%.

                  At December 31, 1999, the Company had a Revolving Credit Facility for $31.4 million. The entire facility was reserved for an outstanding letter of credit and, accordingly, no borrowings were permitted under such facility. During the first quarter of 2000, the Company replaced this facility with a Security and Letter Loan Agreement ("Loan") for the same amount. As with the previous facility, the entire amount of the Loan was used as security for an existing outstanding letter of credit. Under this Loan, the Company was not required to pledge stock of Redland Insurance Company and Acceptance Insurance Company, restrict payments of dividends, or maintain certain financial covenants, all of which were required by the Revolving Credit Facility. In December 2000, the Loan and related outstanding letter of credit were increased to $33.1 million.

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

                  The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. The Company receives a profit share in cash, with 60% of the amount in excess of 17.5% of its MPCI Retention (as defined in the profit sharing agreement) in any year carried forward to future years, or it must pay its share of losses. The Company received $62.5 million in net payments under the MPCI program in March of 2000. The Company received a net payment of approximately $50.6 million under the MPCI program in first quarter of 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-General" above for additional information regarding the effects of the seasonal nature of the crop business on the Company's cash flow.

Changes in Financial Condition

                  The Company's stockholders' equity decreased by approximately $20.5 million at December 31, 2000 as compared to December 31, 1999. The principal components of this decrease were a net loss of $28.8 million during 2000 partially offset by a decrease in unrealized loss on available-for-sale securities, net of tax, from $12.6 million at December 31, 1999 to a $4.4 million at December 31, 2000.

Consolidated Cash Flows

                  Cash used by operating activities was $85.9 million for the year ended December 31, 2000 compared to cash used from operations for the same period in 1999 of $20.9 million. This decrease in cash flow from period to period is primarily related to the decline in operations under the Company's property and casualty segment. The Company expects negative cash flow from its property and casualty segment due to a decline in new business and the settlement of losses and loss adjustment expense reserves. The Company has positioned its portfolio to be able to meet these liquidity needs.

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

                  At December 31, 2000 and 1999, the Company had $234.9 million and $259.3 million, respectively, of fixed maturity investments and mortgage loans and $17.6 million and $25.1 million, respectively, of marketable equity securities that were subject to market risk. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk. In addition, the Company has the ability to hold its fixed maturity investments until maturity and therefore would not expect to realize a material adverse impact on income or cash flows.

                  The Company's Preferred Securities of $94.875 million at December 31, 2000 and 1999 mature in August 2027 and are redeemable at the Company's option in September 2002. The Company will continue to monitor the interest rate environment and evaluate refinancing opportunities as the redemption and maturity date approaches.

                  The Company uses two models to analyze the sensitivity of its market risk assets and liabilities. For its fixed maturity securities, mortgage loans and mandatorily redeemable Preferred Securities, the Company uses duration modeling to calculate changes in fair value. For its marketable equity securities, the Company uses a hypothetical 20% decrease in the fair value of these securities. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because fair values of securities may be affected by credit concerns of the issuer, prepayment speeds, liquidity of the security and other general market conditions. The sensitivity analysis duration model used by the Company produces a loss in fair value of $5.9 million and $13.6 million on its fixed maturity securities and mortgage loan and a gain in fair value of $5.8 million and $6.3 million on its mandatorily redeemable Preferred Securities as of December 31, 2000 and 1999, respectively, based on a 100 basis point increase in interest rates. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produces a loss in fair value of $3.5 million and $5.0 million as of December 31, 2000 and 1999, respectively. The overall decrease in market risk from December 31, 1999 to December 31, 2000 is primarily a result of a decrease in the average maturities of the fixed maturity securities and a reduction in the amount of marketable equity securities.

Sale of Redland Insurance Company

                  In April 2000, the Company signed a definitive agreement to sell Redland Insurance Company ("Redland") to Clarendon National Insurance Company ("Clarendon"). This sale closed effective as of July 1, 2000. The transaction included the appointment of other Company subsidiaries as the exclusive producer and administrator of Redland for the business the Company writes through Redland. The Company also reinsures certain portions of the business written by Redland. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries to a wholly-owned subsidiary of Acceptance Insurance Companies Inc. At closing, the Company pledged approximately $87 million of investments to Clarendon to secure the Company's obligations under reinsurance agreements. At December 31, 2000, approximately $86 million of fixed maturities available-for-sale and $6 million of short-term investments were pledged to Clarendon. The Company is obligated for any of Redland's uncollectible amounts from reinsurers and agents for the business under these reinsurance agreements. The Company recorded a loss on the sale of approximately $200,000.

Subsequent Event

                  In March 2001, the Company announced that it had sold a significant portion of its property and casualty business to Insurance Corporation of Hannover ("ICH"). The terms of the agreement included the sale of selected lines of business, a reinsurance treaty whereby the unearned premium and any additional premiums for these selected lines would be reinsured by ICH, and the transfer of certain employees to ICH. Additionally, the Company's right to repurchase Redland under the agreement between the Company and Clarendon, an affiliate of ICH, was waived.

                  As a result of the sale of a significant portion of its property and casualty business and based upon estimated future discounted cash flows, the Company concluded that the excess of cost over acquired net assets was partially impaired by approximately $9.9 million. As such, the Company recorded a $9.9 million charge for the write-off of excess of cost over acquired net assets in the fourth quarter of 2000.

Legal Proceedings

         Information relating to this item is set forth under Item 3. Legal Proceedings.

Recent Statement of Financial Accounting Standards

                  Statement of Financial Accounting Standards No. 133 (SFAS
No. 133), "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and to measure all derivatives at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS No. 133, hedging relationships may be redesignated, and securities held to maturity may be transferred to available-for-sale or trading. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments, hedging activities, and decisions made by the Derivatives Implementation Group. The impact on the Company's financial statements related to the adoption of SFAS No. 133, SFAS No. 137 and SFAS No. 138 will not be significant.

Codification of Statutory Accounting Principles

                  In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (Codification). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Company adopted the Codification effective January 1, 2001. The adoption of Codification will increase statutory capital and surplus as of January 1, 2001 by approximately $9.4 million.

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

                                    PART III.


Item 10.  Directors and Executive Officers of the Registrant.

                  The information required by Item 10 with respect to the Registrant's executive officers and directors will be set forth in the Company's 2001 Proxy Statement which will be filed within 120 days of the Company's year end and is incorporated herein by reference.

Item 11.  Executive Compensation

                  The information required by Item 11 will be set forth in the Company's 2001 Proxy Statement which will be filed within 120 days of the Company's year end and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                  The information required by Item 12 will be set forth in the Company's 2001 Proxy Statement which will be filed within 120 days of the Company's year end and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

                  The information required by Item 13 will be set forth in the Company's 2001 Proxy Statement which will be filed within 120 days of the Company's year end and is incorporated herein by reference.

                                    PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

              (a) The following documents are filed as a part of this Report:

                         1. Financial Statements. The Company's audited Consolidated Financial Statements for the years ended December 31, 2000 and 1999 consisting of the following:

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

                  (b) The following Current Reports on Form 8-K have been filed during the last fiscal quarter of the period covered by this Report:



                             Financial Statements           Date of
        Item                       Filed                    Report
        _____                ____________________           ________
Item 5. Other Events.                No                  October 27, 2000

Item 5. Other Events.                No                  November 7, 2000

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Acceptance Insurance Companies Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Acceptance Insurance Companies Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Acceptance Insurance Companies Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for guaranty-fund and other insurance-related assessments included in liabilities as of January 1, 1999.


/s/ Deloitte & Touche LLP

Omaha, Nebraska
March 9, 2001


ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (dollars in thousands except share data)
DECEMBER 31, 2000 AND 1999
------------------------------------------------------------------------------
ASSETS                                                                                                      2000          1999

Investments:
  Fixed maturities available-for-sale, at fair value (Note 2)                                            $ 226,541     $250,389
  Marketable equity securities available-for-sale, at fair value (Note 2)                                   17,638       25,081
  Mortgage loan                                                                                              8,400        8,914
  Real estate                                                                                                3,055        3,182
  Short-term investments, at cost, which approximates market                                                55,599      104,702
  Restricted short-term investments, at cost, which approximates market (Note 1)                            33,050       31,350
                                                                                                         __________    _________
                                                                                                           344,283      423,618
Cash                                                                                                        10,700        2,579
Receivables, net (Note 4)                                                                                  130,631      177,296
Income tax receivable                                                                                          -         14,177
Reinsurance recoverable on unpaid losses and loss adjustment expenses                                      383,979      502,537
Prepaid reinsurance premiums                                                                                11,314       54,888
Property and equipment, net of accumulated depreciation of $16,093 and $15,242                              16,458       18,723
Deferred policy acquisition costs                                                                            7,219       17,495
Excess of cost over acquired net assets                                                                     17,661       28,515
Deferred income tax (Note 5)                                                                                31,003       27,387
Other assets                                                                                                10,734       11,097
                                                                                                         __________  ____________
                                                                                                          $963,982   $1,278,312
                                                                                                         ==========  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss adjustment expenses (Note 6)                                                              $617,891   $  781,377
Unearned premiums                                                                                           34,772      127,938
Amounts payable to reinsurers                                                                               15,418       49,224
Accounts payable and accrued liabilities                                                                    37,957       41,400
Company-obligated mandatorily redeemable Preferred Securities of AICI Capital
  Trust, holding solely Junior Subordinated Debentures of the Company (Note 8)                              94,875       94,875
                                                                                                         __________   ___________
           Total liabilities                                                                               800,913    1,094,814

Common stock subject to redemption (Note 10)                                                                 2,588        2,540

Commitments and contingencies (Note 19)

Stockholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized, none issued                                      -             -
  Common stock, $.40 par value, 40,000,000 shares authorized;
    15,547,853 and 15,494,334 shares issued                                                                  6,219        6,198
  Capital in excess of par value                                                                           199,112      198,932
  Accumulated other comprehensive income (loss), net of tax                                                 (4,365)     (12,568)
  Retained earnings (accumulated deficit)                                                                  (11,621)      17,212
  Common stock subject to redemption (Note 10)                                                              (2,588)      (2,540)
  Treasury stock, at cost, 1,209,520 shares (Note 9)                                                       (26,047)     (26,047)
  Contingent stock, 20,396 shares                                                                             (229)        (229)
                                                                                                          __________ _____________
           Total stockholders' equity                                                                      160,481      180,958
                                                                                                          __________ _____________
                                                                                                          $963,982   $1,278,312
                                                                                                          ========== =============

The accompanying notes are an integral part of the consolidated financial statements.


ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------------------------------------------
                                                                               2000          1999         1998
Revenues:
  Insurance premiums earned (Note 6)                                       $186,673       $248,712       $328,044
  Net investment income (Note 2)                                             24,679         25,064         28,320
  Net realized capital gains                                                  2,120         10,203          6,825
                                                                           _________      ________       ________
                                                                            213,472        283,979        363,189
                                                                           _________      ________       ________
Costs and expenses:
  Insurance losses and loss adjustment expenses (Note 6)                    131,604        218,789        237,061
  Insurance underwriting expenses                                            98,876        108,529        104,736
  Write-off of excess of cost over acquired net assets (Note 18)              9,910             -              -
  General and administrative expenses                                         1,919          4,592          3,502
                                                                           _________      ________       _________
                                                                            242,309        331,910        345,299
                                                                           _________      ________       _________
           Operating profit (loss)                                          (28,837)       (47,931)        17,890
                                                                           _________      ________       _________

Other income (expense):
  Interest expense                                                           (8,677)        (9,058)        (8,994)
  Loss on investee                                                              -               -            (704)
  Other, net                                                                    -              (67)          (112)
                                                                           _________      _________      __________
                                                                             (8,677)        (9,125)        (9,810)
                                                                           _________      _________      __________
           Income (loss) before income taxes and cumulative effect
             of change in accounting principle                              (37,514)       (57,056)         8,080

Income tax expense (benefit) (Note 5):
  Current                                                                      (649)       (11,645)        (7,248)
  Deferred                                                                   (8,016)        (9,791)         9,792
                                                                           _________      _________      __________
                                                                             (8,665)       (21,436)         2,544
                                                                           _________      _________      _________

Income (loss) before cumulative effect of change in accounting principle    (28,849)       (35,620)         5,536

Cumulative effect of change in accounting principle (Note 1)                    -             (338)            -
                                                                           _________     ___________     __________
           Net income (loss)                                               $(28,849)     $ (35,958)       $ 5,536
                                                                           =========     ===========     ==========
Income (loss) per share:
  Basic:
    Income (loss) before cumulative effect of change in accounting
    principle                                                              $  (2.02)     $   (2.50)       $  0.37
    Cumulative effect of change in accounting principle                         -            (0.02)             -
    Net income (loss)                                                         (2.02)         (2.52)          0.37
  Diluted:
    Income (loss) before cumulative effect of change in accounting
    principle                                                                 (2.02)         (2.50)          0.37
    Cumulative effect of change in accounting principle                         -            (0.02)            -
    Net income (loss)                                                         (2.02)         (2.52)          0.37


The accompanying notes are an integral part of the consolidated financial statements.


ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
----------------------------------------------------------------------------------------------------------------------------------

                                                                                           Accumulated
                                                                                             Other         Retained
                                                              Common           Capital in  Comprehensive   Earnings
                                                              Shares  Common   Excess of   Income/(Loss),  (Accumulated
                                                              Issued  Stock    Par Value   Net of Tax      Deficit)

Balance at January 1, 1998                                    15,421  $6,168   $198,080    $  6,885        $  46,745

  Net income                                                       -       -          -           -            5,536
  Change in unrealized gains (losses) on available-for-sale
    securities, net of income taxes of $851 (Note 15)              -       -          -      (1,580)               -
        Total comprehensive income
  Issuance of common stock under employee benefit plans           46      19        577           -                -
  Purchase of treasury stock                                       -       -          -           -                -
                                                              ______  ______   ________    __________      __________
Balance at December 31, 1998                                  15,467   6,187    198,657       5,305           52,281

  Net loss                                                         -       -          -           -          (35,958)
  Change in unrealized gains (losses) on available-for-sale
    securities, net of income taxes of $9,624 (Note 15)            -       -          -     (17,873)               -
           Total comprehensive income
  Issuance of common stock under employee benefit plans           27      11        275           -                -
  Common stock subject to redemption                               -       -          -           -              889
                                                              ______  ______   ________    __________      __________
Balance at December 31, 1999                                  15,494   6,198    198,932     (12,568)          17,212

  Net loss                                                         -       -          -           -          (28,849)
  Change in unrealized gains (losses) on available-for-sale
      securities, net of income taxes of $(4,417) (Note 15)        -       -          -       8,203                -
             Total comprehensive income
  Issuance of common stock under employee benefit plans           54      21        180           -                -
  Common stock subject to redemption                               -       -          -           -               16
                                                              ______  ______   ________    ________        _________

Balance at December 31, 2000                                  15,548  $6,219   $199,112    $ (4,365)       $ (11,621)
                                                              ======  ======   ========    =========       ==========


ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                 Common
                                                                 Stock                                                Total
                                                                 Subject to           Treasury       Contingent        Stockholders
                                                                 Redemption           Stock          Stock             Equity

Balance at January 1, 1998                                       $     0              $(3,979)       $(229)            $253,670

  Net income                                                           -                    -            -                5,536
  Change in unrealized gains (losses) on available-for-sale
    securities, net of income taxes of $851 (Note 15)                  -                    -            -               (1,580)
                                                                                                                       _________
       Total comprehensive income                                                                                         3,956
                                                                                                                       _________

  Issuance of common stock under employee benefit plans                -                    -            -                  596
  Purchase of treasury stock                                           -              (22,068)           -              (22,068)
                                                                 _______              _________      ______            _________

Balance at December 31, 1998                                           -              (26,047)        (229)             236,154

  Net loss                                                             -                    -            -              (35,958)
  Change in unrealized gains (losses) on available-for-sale
    securities, net of income taxes of $9,624 (Note 15)                -                    -            -              (17,873)
                                                                                                                       _________
       Total comprehensive income                                                                                       (53,831)
                                                                                                                       _________

  Issuance of common stock under employee benefit plans                -                    -            -                  286
  Common stock subject to redemption                              (2,540)                   -            -               (1,651)
                                                                 ________             _________      ______            _________

Balance at December 31, 1999                                      (2,540)             (26,047)        (229)             180,958

  Net loss                                                             -                    -            -              (28,849)
  Change in unrealized gains (losses) on available-for-sale
    securities, net of income taxes of $(4,417) (Note 15)              -                    -            -                8,203
                                                                                                                       _________
       Total comprehensive income                                                                                       (20,646)
                                                                                                                       _________

  Issuance of common stock under employee benefit plans                -                    -            -                  201
  Common stock subject to redemption                                 (48)                   -            -                  (32)
                                                                 ________             _________      ______            __________

Balance at December 31, 2000                                     $(2,588)             $(26,047)      $(229)            $160,481
                                                                 ========             =========      ======            =========

The accompanying notes are an integral part of the consolidated financial statements.



ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------
                                                                                   2000         1999          1998
Cash flows from operating activities:
  Net income (loss)                                                             $(28,849)    $(35,958)      $  5,536
  Adjustments to reconcile net income (loss) to net cash from operating activities:
    Depreciation and amortization                                                  6,472        5,868          5,554
    Write-off of excess of cost over acquired net assets                           9,910            -              -
    Deferred tax expense                                                          (8,016)      (9,791)         9,792
    Loss on investee                                                                   -           -             704
    Policy acquisition costs incurred                                            (30,849)     (73,060)       (85,106)
    Amortization of deferred policy acquisition costs                             41,125       76,558         90,001
    Realized capital gains                                                        (2,120)     (10,203)        (6,825)
    Increase (decrease) in cash attributable to changes in assets and liabilities:
      Receivables                                                                 46,665      (31,419)         7,189
      Income tax receivable                                                       14,177        2,703        (12,347)
      Reinsurance recoverable on unpaid losses and loss adjustment expenses      118,558     (263,768)       (73,222)
      Prepaid reinsurance premiums                                                43,574       21,775        (23,455)
      Losses and loss adjustment expenses                                       (163,486)     282,650         96,091
      Unearned premiums                                                          (93,166)     (18,820)         4,903
      Amounts payable to reinsurers                                              (33,806)      13,384         17,885
      Accounts payable and accrued liabilities                                    (3,443)      17,937         (2,873)
    Other, net                                                                    (2,668)       1,293            131
                                                                                _________    _________      _________
           Net cash from operating activities                                    (85,922)     (20,851)        33,958
                                                                                _________    _________      _________

Cash flows from investing activities:
  Proceeds from sales of investments available-for-sale                          168,503      234,287        163,064
  Proceeds from sales of short-term investments                                   73,521       19,882              -
  Proceeds from maturities of investments available-for-sale                      18,779       46,085        113,157
  Proceeds from maturities of short-term investments                               1,357        8,274          5,344
  Proceeds from sale of subsidiaries, net of cash sold                             8,998       21,591          8,479
  Purchases of investments available-for-sale                                   (148,695)    (196,101)      (273,338)
  Purchases of short-term investments                                            (99,516)     (27,375)        (5,258)
  Increase in restricted short-term investments                                   (1,700)     (31,350)             -
  Other, net                                                                      (2,455)      (6,826)        (4,428)
                                                                                _________    _________      _________
           Net cash from investing activities                                     18,792       68,467          7,020
                                                                                _________    _________      _________

Cash flows from financing activities:
  Proceeds from bank borrowings                                                        -            -         15,000
  Repayments of bank borrowings                                                        -      (15,000)             -
  Proceeds from issuance of common stock                                             201          286            596
  Purchase of treasury stock                                                           -            -        (22,068)
                                                                                _________    _________      _________
           Net cash from financing activities                                        201      (14,714)        (6,472)
                                                                                _________    _________      _________

Net increase (decrease) in cash and short-term investments                       (66,929)      32,902         34,506

Cash and short-term investments at beginning of year                             105,724       72,822         38,316
                                                                                _________    _________      _________

Cash and short-term investments at end of year                                  $ 38,795     $105,724       $ 72,822
                                                                                =========    =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Columnar Amounts in Thousands Except Per Share Data)
______________________________________________________________________________


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Operations - Acceptance Insurance Companies Inc. and subsidiaries (the "Company") is primarily engaged in the specialty property and casualty insurance business. The Company concentrates on writing specialty coverages not generally emphasized by standard insurance carriers. These coverages primarily include crop, commercial property, commercial casualty, inland marine and workers' compensation insurance. Insurance is marketed through both retail and general agents. The Company writes business as both an admitted (licensed) and non-admitted (excess and surplus lines) carrier in most of the United States.

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

      Statements of Cash Flows - The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of December 31, 2000 and 1999, approximately $27,504,000 and $1,557,000 of short-term investments had maturity dates at acquisition of greater than three months. Restricted short-term investments are not considered a cash equivalent.

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

      The mortgage loan is a floating rate security with a maturity date of September 2006 and is carried at its unpaid principal balance. Real estate is stated at the lower of cost or estimated net realizable value and is non-income producing.

      Property and Equipment - Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is recognized principally using the straight-line method over periods of five to ten years. The Company capitalizes and amortizes direct costs incurred with the development of internal use software.

      Excess of Cost Over Acquired Net Assets - The excess of cost over equity in acquired net assets is being amortized principally using the straight-line method over periods not exceeding 40 years. Accumulated amortization approximated $4,573,000 and $8,211,000 at December 31, 2000 and 1999, respectively.

      Impairment of Long-Lived Assets - The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when evidence exists that the carrying value is not recoverable. Measurement of the impairment of long-lived assets is based upon management's estimate of discounted future cash flows.

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

      Stock-Based Compensation - The Financial Accounting Standards Board
      (FASB) issued Statement of Financial Accounting Standards No. 123
      (SFAS No. 123), Accounting for Stock-Based Compensation, establishing financial accounting and reporting standards for stock-based compensation plans. As permitted by SFAS No. 123, the Company will continue to use the method prescribed by the Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Companies using APB 25 are required to make pro forma footnote disclosures of net income and earnings per share as if the fair value method of accounting, as defined in SFAS No. 123, had been applied.

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

      Recent Statements of Financial Accounting Standards - Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and for Hedging Activities, requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and to measure all derivatives at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS No. 133, hedging relationships may be redesignated, and securities held to maturity may be transferred to available-for-sale or trading. SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments, hedging activities, and decisions made by the Derivatives Implementation Group. The impact on the Company's financial statements related to the adoption of SFAS No. 133, SFAS No. 137 and SFAS No. 138 will not be significant.

      Codification of Statutory Accounting Principles - In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (Codification). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Company adopted the Codification effective January 1, 2001. The adoption of Codification will increase statutory capital and surplus as of January 1, 2001 by approximately $9.4 million.

      Reclassifications - Certain prior period amounts have been reclassified to conform with current year presentation.

2.    INVESTMENTS

      A summary of net investment income earned on the investment portfolio for the years ended December 31 is as follows:

                                                                      2000          1999          1998

Interest on fixed maturities                                       $  14,294     $  17,989     $  19,991
Interest and dividends on short-term and equity investments            9,644         6,596         7,256
Other                                                                  1,178         1,314         1,871
                                                                   __________    __________    __________
                                                                      25,116        25,899        29,118
Investment expenses                                                     (437)         (835)         (798)
                                                                   __________    __________    __________

Net investment income                                              $  24,679     $  25,064     $  28,320
                                                                   ==========    ==========    ==========




The amortized cost and related estimated fair values of investments in the accompanying balance sheets are as follows:





                                                                Gross        Gross      Estimated
                                                 Amortized    Unrealized   Unrealized     Fair
                                                   Cost         Gains        Losses       Value
December 31, 2000:
  Fixed maturities available-for-sale:
    U.S. Treasury and government securities      $166,827     $1,126        $ 1,444     $166,509
    States, municipalities and political
      subdivisions                                 42,415        181            247       42,349
    Mortgage-backed securities                      9,617          -            423        9,194
    Other debt securities                           9,373          9            893        8,489
                                                 _________    _______       ________    ________
                                                 $228,232     $1,316        $ 3,007     $226,541
                                                 =========    =======       ========    ========
  Marketable equity securities - preferred
  stock                                          $ 14,450     $    -        $ 1,647     $ 12,803
                                                 =========    =======       =======     =========
  Marketable equity securities - common stock    $  8,211     $  206        $ 3,582     $  4,835
                                                 =========    =======       =======     =========
December 31, 1999:
  Fixed maturities available-for-sale:
    U.S. Treasury and government securities      $ 87,421     $   31        $ 2,358     $ 85,094
    States, municipalities and political
      subdivisions                                132,805        323          6,933      126,195
    Mortgage-backed securities                     19,191          -          1,368       17,823
    Other debt securities                          24,902          -          3,625       21,277
                                                 _________    _______       ________    _________
                                                 $264,319     $  354        $14,284     $250,389
                                                 =========    =======       ========    ========
  Marketable equity securities - preferred stock $ 15,111     $   87        $ 1,020     $ 14,178
                                                 =========    =======       ========    ========
  Marketable equity securities - common stock    $ 15,377     $1,241        $ 5,715     $ 10,903
                                                 =========    =======       ========    ========


The amortized cost and related estimated fair values of the fixed maturity securities as of December 31, 2000 are shown below by stated maturity dates. Actual maturities may differ from stated maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                  Amortized      Estimated
                                                     Cost        Fair Value
Fixed maturities available-for-sale:
  Due in one year or less                         $  26,067      $  26,016
  Due after one year through five years             120,751        121,010
  Due after five years through ten years             28,393         27,361
  Due after ten years                                43,404         42,960
                                                  __________     __________
                                                    218,615        217,347
  Mortgage-backed securities                          9,617          9,194
                                                  __________     ___________
                                                  $ 228,232      $ 226,541
                                                  ==========     ===========



     Proceeds from sales of fixed maturity securities during the years ended December 31, 2000, 1999 and 1998 were approximately $156,607,000,
     $167,742,000 and $111,131,000, respectively. Gross realized gains on sales of fixed maturity securities were approximately $974,000, $2,246,000 and $2,073,000 and gross realized losses on sales of fixed maturity securities were approximately $594,000, $1,462,000 and $197,000 during the years ended December 31, 2000, 1999 and 1998, respectively. Gross realized gains on sales of equity securities were approximately $2,378,000, $14,950,000 and $7,665,000 and gross realized losses on sales of equity securities were approximately $462,000, $5,661,000 and $2,620,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

     As required by insurance regulatory laws, certain bonds with an amortized cost of approximately $19,034,000 and short-term investments of approximately $298,000 at December 31, 2000 were deposited in trust with regulatory agencies.

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

      The carrying values of cash and short-term investments, receivables and accounts payable, and accruals are deemed to be reasonable estimates of their fair values due to their short-term nature. The estimated fair values of the Company's other financial instruments as of December 31, 2000 and 1999, are as follows:



                                                        Carrying Value         Estimated Fair Value
                                                      2000         1999         2000         1999
Investments in fixed maturity securities            $226,541     $250,389     $226,541      $250,389
Investments in marketable equity securities           17,638       25,081       17,638        25,081
Mortgage loan                                          8,400        8,914        8,400         8,914
Company-obligated mandatorily redeemable Preferred
  Securities of AICI Capital Trust, holding solely
  Junior Subordinated Debentures of the Company       94,875       94,875       48,386        52,656


4.    RECEIVABLES

      The major components of receivables at December 31 are summarized as follows:



                                                     2000           1999
Insurance premiums and agents' balances due       $ 34,859       $ 68,441
Amounts recoverable from reinsurers                 43,083         43,999
Profit sharing gain due from the RMA                51,032         61,580
Accrued interest                                     4,763          4,389
Installment notes receivable                         3,175          5,924
Less allowance for doubtful accounts                (6,281)        (7,037)
                                                  _________      _________
                                                  $130,631       $177,296
                                                  =========      =========


5.    INCOME TAXES

      The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards No. 109
      (SFAS No. 109), Accounting for Income Taxes. The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance as of December 31, 2000 and 1999, respectively, follow:

                                                          2000           1999
Losses and loss adjustment expenses                    $ 8,353        $11,075
Unearned premiums                                        1,642          5,113
Allowance for doubtful accounts                          2,198          2,463
Net operating loss carryforward                         18,733          6,109
Unrealized loss on investments available-for-sale        2,350          6,768
Other                                                    4,615          5,389
                                                       ________       ________
           Deferred tax asset                           37,891         36,917
                                                       ________       ________

Deferred policy acquisition costs                       (2,527)        (6,123)
Other                                                   (4,361)        (3,332)
                                                       ________       ________
           Deferred tax liability                       (6,888)        (9,455)
                                                       ________       ________
                                                        31,003         27,462
Valuation allowance                                          -            (75)
                                                       ________       ________
Net deferred tax asset                                 $31,003        $27,387
                                                       ========       ========

      The realization of the net deferred tax asset is dependent upon the Company's ability to generate sufficient taxable income in future periods. The net deferred tax asset is net of valuation allowances of $-0- and $75,000 as of December 31, 2000 and 1999, respectively. The valuation allowance as of December 31, 1999 was related to capital loss items. For tax purposes, the Company had net operating loss carryforwards that expire, if unused, beginning in 2019. Based upon the Company's anticipated future earnings, projected reversal of temporary differences, tax planning strategies available if required and all other available evidence, both positive and negative, management has concluded it is more likely than not that the deferred tax asset will be realized. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred tax asset that is realizable.

      Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements as follows:


                                                                               December 31,
                                                                    2000           1999           1998
Computed U.S. federal income taxes                               $(13,130)      $(19,970)       $ 2,828
Nondeductible amortization of goodwill and other
  intangibles                                                         385            398            445
Tax-exempt interest income                                         (1,458)        (2,346)        (2,301)
Dividends received deduction                                         (350)          (597)          (885)
Write-off of excess of cost over acquired net assets                5,184              -              -
Recognition of a portion of the deferred tax asset                      -              -         (1,037)
Unrealized gain on consolidated subsidiary held for sale                -              -          1,869
State income tax                                                     (649)           414            698
Other                                                               1,353            665            927
                                                                 _________      _________       ________
          Income tax expense (benefit)                           $ (8,665)      $(21,436)       $ 2,544
                                                                 =========      =========       ========




      Cash payments (receipts) for income taxes were approximately $(15,172,000), $(14,348,000) and $5,099,000 during the years ended
      December 31, 2000, 1999 and 1998, respectively.

6.    INSURANCE PREMIUMS AND CLAIMS

      Insurance premiums written and earned by the Company's insurance subsidiaries for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                     2000          1999          1998
Direct premiums written           $ 407,515     $ 628,299     $ 605,504
Assumed premiums written             79,785        64,642        95,456
Ceded premiums written             (350,219)     (441,275)     (391,468)
                                  __________    __________    __________
  Net premiums written            $ 137,081     $ 251,666     $ 309,492
                                  ==========    ==========    ==========

Direct premiums earned            $ 455,033     $ 643,879     $ 606,105
Assumed premiums earned              88,960        70,424        89,952
Ceded premiums earned              (357,320)     (465,591)     (368,013)
                                  __________    __________    __________
  Net premiums earned             $ 186,673     $ 248,712     $ 328,044
                                  ==========    ==========    ==========

      Included in ceded premiums written and earned is $188.1 million, $156.1 million and $141.4 million of MPCI premiums ceded to the RMA for the years ended December 31, 2000, 1999 and 1998, respectively. Included in assumed premiums written and earned in 2000, 1999 and 1998 is $51.2 million, $37.9 million and $55.0 million of MPCI profit share.

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

      The following table presents an analysis of the Company's reserves for losses and loss adjustment expenses, reconciling beginning and ending balances for the years ended December 31:


                                                                      2000         1999         1998
Gross losses and loss adjustment expense reserves,
  beginning of year                                                 $ 781,377   $ 524,744      $ 428,653

Reinsurance recoverable on unpaid losses and loss adjustment
  expenses, beginning of year                                         502,537     238,769        165,547
                                                                     ________   __________     _________
Net losses and loss adjustment expense reserves, beginning of year    278,840     285,975        263,106
                                                                     ________   __________     _________
Net incurred losses and loss adjustment expenses related to:
  Current year                                                        123,386     174,762        212,894
  Prior years                                                           8,218      44,027         24,167
                                                                     _________  __________     _________
                                                                      131,604     218,789        237,061
                                                                     _________  __________     _________
Net payments for losses and loss adjustment expenses related to:
  Current year                                                        (60,028)    (76,745)      (100,968)
  Prior years                                                        (116,504)   (123,158)      (113,224)
                                                                     _________  __________      _________
                                                                     (176,532)   (199,903)      (214,192)
                                                                     _________  __________      _________
Net decrease related to sale of Phoenix Indemnity (net of
  reinsurance recoverable)                                                  -     (26,021)             -
                                                                     _________  __________      _________
Net losses and loss adjustment expense reserves, end of year          233,912     278,840        285,975
Reinsurance recoverable on unpaid losses and loss
  adjustment expenses, end of year                                    383,979     502,537        238,769
                                                                     _________  __________      _________

Gross losses and loss adjustment expense reserves, end of year      $ 617,891   $ 781,377      $ 524,744
                                                                    ==========  ==========     ==========







      Insurance losses and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of $526.4 million, $725.9 million and $424.1 million for the years ended December 31, 2000, 1999 and 1998, respectively, of which approximately $365.5 million, $270.0 million and $213.8 million, respectively, relate to recoveries on the MPCI business from the RMA.

      The liability for losses and loss adjustment expenses is determined by management based on historical patterns and expectations of claims reported and paid, trends in claim experience, information available on an industry-wide basis, as well as changes in the Company's claim handling procedures and premium rates. In the third quarter of fiscal 1999, the Company increased reserves for 1998 and prior accident years by approximately $44 million. This increase related primarily to an unexpected increase in the number of claims relating to general liability coverage provided in 1995 and prior years to contractors in the State of California as a result of the California Supreme Court decision in Montrose Chemical Corporation vs. Admiral Insurance Company (Montrose). In that decision, the Court adopted the "continuous trigger" theory of insurance coverage for third-party liability claims involving continuous, progressive or deteriorating bodily injury or property damages. Under this theory, the time of the insured's act which allegedly caused the accident, event or condition resulting in a claim is largely immaterial. As long as the potential damages remain outstanding, all of the insured contractor's or subcontractor's successive insurance policies potentially may provide coverage. Thus, the Court's Montrose decision created a new basis for coverage under years of previously issued policies. Beginning in 1996, the Company altered its underwriting criteria for construction risks and began endorsing policies exposed to these types of continuous exposures in order to avoid coverage for conditions which existed prior to the inception of the Company's policies.

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

7.    BANK BORROWINGS

      As of December 31, 2000, the Company has a Security and Letter Loan Agreement for $33.1 million. The entire facility was reserved for an outstanding letter of credit and, accordingly, no borrowings were permitted under such facility.

8. COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF AICI CAPITAL TRUST, HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

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

      Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and can be called at par value after September 30, 2002, all as described in the Junior Debenture Indenture. At December 31, 2000 and 1999, the Company had Preferred Securities of $94.875 million outstanding at a weighted average interest cost of 9.1% and 9.2%, respectively.

      Cash payments for interest related to the Junior Subordinated Debentures were approximately $8.5 million during the years ended December 31, 2000 and 1999.

9.    STOCK REPURCHASE

      On June 1, 1998, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. Purchases were made from time to time in the open market and in private transactions. During 1998, the Company repurchased one million shares of its common stock at an average cost of $22.07 per share.

10.   STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

      The Company's 2000 incentive stock option plan provides for a maximum of 1,000,000 options to be granted to employees and directors. The 2000 incentive stock option plan provides for options to vest in three years unless the agreement with the participant specifically calls for a different vesting schedule. All options expire no later than ten years from the date of grant and the exercise price will not be less than 100% of the market value at the date of grant. At December 31, 2000, the 2000 incentive stock option plan had 104,500 options available for granting.

      The 1996 incentive stock plan was terminated as to future grants upon approval of the 2000 incentive stock option plan. The 1996 incentive stock option plan provided for options granted to employees which vest in not less than five annual installments and options granted to non-employee directors which vest at the expiration of the directors' current term. All options expire no later than ten years from the date of grant and the exercise price will not be less than 100% of the market value at the date of grant.

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

      Under the Company's employee stock purchase plan, the Company is authorized to issue up to 500,000 shares of common stock to its full-time employees. Under the terms of the plan, each year employees can choose to purchase up to 10% of their annual compensation. The purchases may be made during six month phases generally commencing at the beginning of January and July. The purchase price of the stock is equal to the lower of 85% of the market price on the termination date of the phase or when the subscription is paid in full, whichever occurs first; or 85% of the average of the market price on the commencement date of the phase and the market price on the termination date of the phase or when the subscription is paid in full, whichever occurs first. Under the plan, the Company sold 53,519 shares, 25,974 shares and 19,113 shares during 2000, 1999 and 1998, respectively, to employees.

      The Company has adopted the pro forma footnote disclosure only provisions under SFAS No. 123. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS
      No. 123, the Company's net income (loss) and net income (loss) per share would have been as indicated below:


                                    2000           1999           1998
Net income (loss):
  As reported                     $(28,849)      $(35,958)       $5,536
  Pro forma                        (31,079)       (36,673)        4,508

Net income (loss) per share:
  Basic:
    As reported                   $  (2.02)      $  (2.52)       $ 0.37
    Pro forma                        (2.17)         (2.57)         0.30

  Diluted:
    As reported                   $  (2.02)      $  (2.52)       $ 0.37
    Pro forma                        (2.17)         (2.57)         0.30



      The fair value of the options at the date of grant under the incentive stock option plans and the fair value of the employees' purchase rights under the employee stock purchase plan were estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 6.4%, 5.4% and 5.7%; expected volatility of 67%, 26% and 24%; weighted-average expected lives of options of approximately 7 years and an expected life of employees' purchase rights of one year; and no dividend yield.

      A summary of the status of the Company's stock option plans as of December 31, 2000, 1999 and 1998 and changes during the years ended on those dates is presented below:



                                     2000                         1999                         1998
                             ______________________      _______________________     ________________________
                                          Weighted                     Weighted                     Weighted
                                           Average                      Average                      Average
                                          Exercise                     Exercise                     Exercise
                             Options        Price         Options        Price         Options        Price

Outstanding at beginning
  of year                   1,326,750     $23.24         1,335,250      $22.97        1,292,500      $22.16
Granted                     1,095,500       4.57            25,500       23.29           70,500       32.62
Exercised                           -          -             1,500       12.50           26,500        8.99
Forfeited                     645,000      24.98            32,500       12.84            1,250       22.00
                            _________                    _________                    _________

Outstanding at end of year  1,777,250     $11.10         1,326,750      $23.24        1,335,250      $22.97
                            =========     ======         =========      ======        =========      ======
Options exercisable at
  year end                    909,300                      900,250                      697,000
Weighted-average fair value
  per share of options
  granted during the year   $    3.08                    $    5.35                    $    5.92



      The following table summarizes information about stock options outstanding at December 31, 2000:



                                                  Options Outstanding                   Options Exercisable
                                       -------------------------------------------   ---------------------------
                                                        Weighted-
                                                         Average      Weighted-                     Weighted-
                                                        Remaining      Average                       Average
                                           Number      Contractual    Exercise           Number      Exercise
       Range of Exercise Prices          Outstanding       Life         Price         Exercisable     Price
             3.56 to 6.25                1,095,500      9.4 years     $  4.57          332,050       $ 3.88
            11.38 to 15.96                 277,125      3.1 years       13.25          277,125        13.25
                17.13                       10,500      5.4 years       17.13           10,500        17.13
            19.69 to 21.35                  73,000      4.4 years       19.95           73,000        19.95
            22.00 to 22.94                  70,000      4.4 years       22.69           70,000        22.69
            24.54 to 29.95                 149,625      4.2 years       27.83          146,625        27.82
            32.46 to 44.50                 101,500      4.5 years       36.07                -            -
                                         __________                                    _______
            $3.56 to 44.50               1,777,250      7.3 years     $ 11.10          909,300       $13.49
                                         ==========                   =======          =======       ======


      The Company has a defined contribution plan for which all employees are eligible to participate. The Company's contributions are restricted to amounts authorized annually by the board of directors. Employees, at their option, may contribute a portion of their eligible earnings to the plan. The Company's net contributions to the plan for 2000, 1999 and 1998 were approximately $1,123,000, $1,360,000 and $1,486,000, respectively.

      In fiscal 1999, the Company entered into compensation agreements with certain individuals related to their retirement or termination of employment with the Company. In connection with the agreements, the Company recorded severance and other related charges for 42 employees of $4.2 million in insurance underwriting expenses. At December 31, 2000, approximately $700,000 remained unpaid and is included in accounts payable and accrued liabilities.

      As part of one of the compensation agreements referred to above, a former employee has the right to put to the Company 274,635 previously owned shares of common stock of the Company at $15 per share between June 30, 2002 and July 30, 2002. As a result of this redemption feature, the Company has recorded the related redemption amount as a reduction in equity.

11.   RELATED PARTY TRANSACTIONS

      The Company contracts with a related party, a director, to administer health insurance benefits for its employees and to place property and casualty coverage on behalf of the Company whereby the related party receives commissions from the insurance providers which totaled $370,000, $381,000 and $327,000 in 2000, 1999 and 1998, respectively. In addition, the Company pays commissions and fees to the related party in connection with insurance written and loss control activities, which totaled $136,000, $286,000 and $357,000 in 2000, 1999 and 1998, respectively.
      This related party reimburses the Company for an allocable share of certain office occupancy expenses, $3,000 and $9,000 in 1999 and 1998, respectively.

      The Company made payments during 2000, 1999 and 1998 totaling approximately $301,000, $356,000 and $380,000, respectively, to a related party, a director, to provide investment related services.

12.   REINSURANCE

      The Company's insurance subsidiaries cede insurance to other companies under quota share, excess of loss and facultative treaties. The insurance subsidiaries also maintain catastrophe reinsurance to protect against catastrophic occurrences where claims can arise under numerous policies due to a single event. The reinsurance agreements are tailored to the various programs offered by the insurance subsidiaries. The largest amount retained in any one risk by the insurance subsidiaries during 2000 was $500,000. The methods used for recognizing income and expenses related to reinsurance contracts have been applied in a manner consistent with the recognition of income and expense on the underlying direct and assumed business (See Note 1).

      At December 31, 2000, 89% of the Company's outstanding reinsurance recoverables and prepaid reinsurance premiums were from domestic reinsurance companies or the federal government, 96% of which was from reinsurance companies rated A- (excellent) or better by A.M. Best or from the federal government. Three reinsurers, who have an A.M. Best rating of A- (excellent) or better, accounted for approximately 30% and 27% of the reinsurance recoverables and prepaid reinsurance premiums at December 31, 2000 and 1999, respectively. No other reinsurer, except for the RMA, accounted for more than 5% of these balances.

13.   DIVIDEND RESTRICTIONS AND REGULATORY MATTERS

      Dividends from the insurance subsidiaries of the Company are regulated by the state regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to certain statutorily approved limits. During 2001, dividends from insurance subsidiaries to the Company without further insurance department approval are limited to approximately $5.7 million.

      The Company's insurance subsidiaries reported total statutory policyholders' surplus of approximately $140,248,000 and $158,551,000 at December 31, 2000 and 1999, respectively, and total statutory net income
      (loss) of $(20,882,000), $(21,068,000) and $1,068,000 for the years ended
      December 31, 2000, 1999 and 1998, respectively.

14.   NET INCOME (LOSS) PER SHARE

      The net income (loss) per share for both basic and diluted for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                                                    2000           1999           1998
Income (loss) before cumulative effect of change in
  accounting principle                                            $(28,849)     $(35,620)       $ 5,536
Cumulative effect of change in accounting principle                      -          (338)             -
                                                                  _________     __________      ________
Net income (loss)                                                 $(28,849)     $(35,958)       $ 5,536
                                                                  =========     =========       ========
Weighted average common shares outstanding                          14,301        14,249         14,843
  Dilutive effect of contingent shares                                   -             -             20
  Dilutive effect of stock options                                       -             -            176
                                                                  ________      ________        ________
Diluted weighted average common and equivalent
  shares outstanding                                                14,301        14,249         15,039
                                                                  ========      ========        ========

Income (loss) per share:
  Basic:
    Income (loss) before cumulative effect of change in
      accounting principle                                        $  (2.02)     $  (2.50)       $  0.37
    Cumulative effect of change in accounting principle                  -         (0.02)             -
    Net income (loss)                                                (2.02)        (2.52)          0.37
  Diluted:
    Income (loss) before cumulative effect of change in
      accounting principle                                           (2.02)        (2.50)          0.37
    Cumulative effect of change in accounting principle                  -         (0.02)            -
    Net income (loss)                                                (2.02)        (2.52)          0.37




      Contingent stock and stock options were not included in the above calculations for the years ended December 31, 2000 and 1999 due to their antidilutive nature.

15.   OTHER COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. Other comprehensive income (loss) determined in accordance with SFAS No. 130 for the years ended December 31 are as follows:



                                                                      2000          1999           1998
Unrealized holding gains (losses) arising during the year            $14,740     $  (17,294)     $ 4,394
Income tax expense (benefit)                                           5,159         (6,053)       1,538
                                                                     _______     ___________     ________
Unrealized holding gains (losses) arising during the year,
  net of tax                                                           9,581        (11,241)       2,856
                                                                     _______     ___________     ________

Reclassification adjustment for gains realized in net income           2,120         10,203        6,825
Income tax expense                                                       742          3,571        2,389
                                                                     ________    ___________     ________
Reclassification adjustment for gains realized in net
  income, net of tax                                                   1,378          6,632        4,436
                                                                     ________    ___________     ________

Other comprehensive income (loss)                                    $ 8,203     $  (17,873)     $(1,580)
                                                                     ========    ===========     ========




16.   BUSINESS SEGMENTS

      The Company is engaged in the crop and specialty property and casualty insurance business. The principal lines of the Crop Insurance segment are MPCI, supplemental coverages and named peril insurance. The Property and Casualty Insurance segment primarily consists of commercial property, commercial casualty, inland marine and workers' compensation.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Management evaluates the performance of and allocates its resources to its operating segments based on underwriting income (loss). Under a stop loss reinsurance treaty, the Property and Casualty Insurance segment assumed premiums of $3.5 million for the year ended December 31, 1998 from the Crop Insurance segment, utilizing the excess capacity of the Property and Casualty Insurance segment. There were no assumed premiums under this treaty during 2000 and 1999. Depreciation and amortization totaled $3.7 million, $2.8 million and $2.5 million for the Crop segment and $2.7 million, $3.1 million and $3.1 million for the Property and Casualty Insurance segment for the years ended December 31, 2000, 1999 and 1998, respectively. Management does not utilize assets as a significant measurement tool for evaluating segments.

      During 1998, the Company discontinued writing certain product lines. Additionally, the Company reached agreements to transfer various lines of business to other carriers in 2000. Net earned premiums for these discontinued product lines were approximately $79 million, $114 million and $168 million in 2000, 1999 and 1998, respectively.

      During 1998, the Company recorded a $1.1 million impairment in general and administrative expenses related to a consolidated subsidiary, Phoenix Indemnity Insurance Company ("Phoenix"), that was held for sale at December 31, 1998. In September 1999, the Company sold Phoenix for approximately $23 million in cash which approximated net book value. Premiums earned from Phoenix, which is part of the Property and Casualty segment, were $32 million and $43 million in 1999 and 1998, respectively.

      Segment insurance premiums earned and segment underwriting income (loss) for the years ended December 31, are as follows:



                                                           Property and
                                                Crop         Casualty
                            2000              Insurance      Insurance        Total
Insurance premiums earned                      $ 53,674     $132,999         $186,673
                                               =========    =========        =========
Underwriting earnings (loss)                   $(22,563)    $(21,244)        $(43,807)
                                               =========    =========        =========
                            1999

Insurance premiums earned                      $ 42,059     $206,653         $248,712
                                               =========    =========        =========
Underwriting earnings (loss)                   $ (3,687)    $(74,919)        $(78,606)
                                               =========    =========        =========
                            1998

Insurance premiums earned                      $ 61,015     $267,029         $328,044
                                               ========     =========        =========
Underwriting earnings (loss)                   $ 30,019     $(43,772)        $(13,753)
                                               ========     =========        =========


17.   SALE OF REDLAND INSURANCE COMPANY

      In April 2000, the Company signed a definitive agreement to sell Redland Insurance Company ("Redland") to Clarendon National Insurance Company ("Clarendon"). This sale closed effective as of July 1, 2000. The transaction included the appointment of other Company subsidiaries as the exclusive producer and administrator of Redland for the business the Company writes through Redland. The Company also reinsures certain portions of the business written by Redland. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries to a wholly-owned subsidiary of Acceptance Insurance Companies Inc. At closing, the Company pledged approximately $87 million of investments to Clarendon to secure the Company's obligations under reinsurance agreements. At December 31, 2000, approximately $86 million of fixed maturities available-for-sale and $6 million of short-term investments were pledged to Clarendon. The Company is obligated for any of Redland's uncollectible amounts from reinsurers and agents for the business under these reinsurance agreements. The Company recorded a loss on the sale of approximately $200,000.

18.   SUBSEQUENT EVENT

      In March 2001, the Company announced that it had sold a significant portion of its property and casualty business to Insurance Corporation of Hannover ("ICH"). The terms of the agreement included the sale of selected lines of business, a reinsurance treaty whereby the unearned premium and any additional premiums for these selected lines would be reinsured by ICH, and the transfer of certain employees to ICH. Additionally, the Company's right to repurchase Redland under the agreement between the Company and Clarendon, an affiliate of ICH, was waived (see Note 17).

      As a result of the sale of a significant portion of its property and casualty business and based upon estimated future discounted cash flows, the Company concluded that the excess of cost over acquired net assets was partially impaired by approximately $9.9 million. As such, the Company recorded a $9.9 million charge for the write-off of excess of cost over acquired net assets in the fourth quarter of 2000.

19.   COMMITMENTS AND CONTINGENCIES

      Legal - The Company is involved in various insurance related claims arising from the normal conduct of business. Management believes that the outcome of these proceedings will not have a material adverse effect on the consolidated financial statements of the Company.

      In December 1999, the Company was sued in the United States District Court for the District of Nebraska. Plaintiffs alleged the Company knowingly and intentionally understated the Company's liabilities in order to maintain the market price of the Company's common stock at artificially high levels and made untrue statements of material fact, and sought compensatory damages, interest, costs and attorney fees. In February 2000, other plaintiffs sued the Company in the same Court, alleging the Company intentionally understated liabilities in a registration statement filed in conjunction with the Company's Redeemable Preferred Securities.

      The Court consolidated these suits in April 2000 and plaintiffs subsequently filed a consolidated class action complaint. Plaintiffs sought to represent a class consisting of all persons who purchased either Company common stock between March 10, 1998 and November 16, 1999, or AICI Capital Trust Preferred Securities between the July 29, 1997 public offering and November 25, 1999. In the consolidated complaint, plaintiffs alleged violation of Section 11 of the Securities Act of 1933 through misrepresentation or omission of a material fact in the registration statement for the trust preferred securities, and violation of Section 10b of the Securities Exchange Act of 1934 and Rule 10b-5 of the U.S. Securities and Exchange Commission through failure to disclose material information between March 10, 1998 and November 16, 1999. The Company, three of its former officers, the Company's Directors and independent accountants and other individuals, as well as the financial underwriters for the Company's preferred securities, were defendants in the consolidated action.

      On March 2, 2001, the Court entered an order dismissing all claims alleging violations of Section 11 of the Securities Act, and dismissing the Company's Directors, financial underwriters, independent accountants and others as defendants in this action. The Court also ruled that allegations regarding the remaining defendants' alleged failure to properly report contingent losses attributable to Montrose failed to state a claim under the Section 10b and Rule 10b-5. As a result of the Court's ruling, the litigation has been reduced to a claim the Company and three of its former officers, during the period from July 29, 1997 to November 16, 1999, failed to disclose adequately information about various aspects of the Company's operations other than the exposure to losses resulting from the Montrose decision. Claimants seek compensatory damages, reasonable costs and expenses incurred in this action and such other and such further relief as the Court may deem proper.

      The Company intends to vigorously contest this action and believes the claimants' allegations are without merit. Nevertheless, the ultimate outcome of this action cannot be predicted at this time and the Company currently is unable to determine the potential effect of this litigation on its financial position, results of operations or cash flows.

      Leases - At December 31, 2000, the Company was obligated under noncancelable operating leases, expiring on various dates through 2003, principally for office space and furniture. Future aggregate minimum obligations under these noncancelable operating leases are approximately $2,230,000 in 2001, $288,000 in 2002 and $102,000 in 2003.

      Rental expense totaled approximately $2,290,000, $3,734,000 and $4,418,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

20.   INTERIM FINANCIAL INFORMATION (UNAUDITED)


                                                                            Basic        Diluted
                                                 Under-                      Net           Net
                                                 writing       Net         Income        Income
                                                 Income       Income       (Loss)        (Loss)
Quarters Ended (1)                 Revenues      (Loss)       (Loss)      Per Share     Per Share
                                                                             (3)           (3)

                                                (In thousands, except per share data)
2000:
  December 31                      $ 64,827     $(23,973)    $(24,148)     $(1.69)       $(1.69)
  September 30                       41,197       (7,658)      (2,291)      (0.16)        (0.16)
  June 30                            48,069       (4,560)        (520)      (0.04)        (0.04)
  March 31                           59,379       (7,616)      (1,890)      (0.13)        (0.13)
                                   ________     _________    _________
                                   $213,472     $(43,807)    $(28,849)     $(2.02)       $(2.02)
                                   ========     =========    =========     =======       =======
1999:
  December 31                      $ 48,387     $(32,320)    $(17,680)     $(1.24)       $(1.24)
  September 30 (2)                  106,040      (43,770)     (25,203)      (1.77)        (1.77)
  June 30                            67,257       (1,043)       3,901        0.27          0.27
  March 31                           62,295       (1,473)       3,024        0.21          0.21
                                   _________    _________    _________
                                   $283,979     $(78,606)    $(35,958)     $(2.52)       $(2.52)
                                   =========    =========    =========     =======       =======




          (1)The Company is significantly involved in crop insurance programs. The Company's operating results from its crop program can vary substantially from quarter to quarter as a result of various factors, including timing and severity of losses from storms and other natural perils and crop production cycles. Therefore, the results for any quarter are not necessarily indicative of results for any future period. Beginning in 2000, the results of the crop program business are substantially recognized in the fourth quarter of the calendar year.

          (2)Underwriting income (loss) was affected in the quarter ended September 30, 1999 by the approximately $44.0 million increase in loss and loss adjustment expense reserves, respectively.

          (3)Quarterly net income per share numbers may not add to the annual net income per share.


ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
DECEMBER 31, 2000 AND 1999
BALANCE SHEETS (Parent Company Only)
(In Thousands)
______________________________________________________________________________

ASSETS                                                                                  2000           1999
Fixed maturities available-for-sale, at fair value                                 $   4,008        $       -
Cash and short-term investments                                                        5,212            4,475
Restricted short-term investments                                                     33,050           31,350
Receivables, net                                                                         654            3,876
Intercompany receivables                                                                 252                -
Surplus note receivables from subsidiaries                                            40,000           40,000
Investments in subsidiaries                                                          167,924          193,130
Other assets                                                                           8,264            7,425
                                                                                   __________       __________
                                                                                   $ 259,364        $ 280,256
                                                                                   ==========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                           $   1,420        $     593
Intercompany payable                                                                       -            1,290
Company-obligated mandatorily redeemable Preferred Securities of
  AICI Capital Trust, holding solely Junior Subordinated Debentures of
  the Company                                                                         94,875           94,875
                                                                                    _________        _________
           Total liabilities                                                          96,295           96,758

Common stock subject to redemption                                                     2,588            2,540

Stockholders' equity:

  Preferred stock, no par value, 5,000,000 shares authorized, none issued                  -               -
  Common stock, $.40 par value, 40,000,000 shares authorized; 15,547,853
    and 15,494,334 shares issued                                                       6,219           6,198
  Capital in excess of par value                                                     199,112         198,932
  Accumulated other comprehensive income (loss), net of tax                           (4,365)        (12,568)
  Retained earnings (accumulated deficit)                                            (11,621)         17,212
  Common stock subject to redemption                                                  (2,588)         (2,540)
  Treasury stock, at cost, 1,209,520 shares                                          (26,047)        (26,047)
  Contingent stock, 20,396 shares                                                       (229)           (229)
                                                                                    __________      _________
           Total stockholders' equity                                                160,481         180,958
                                                                                   __________       __________
                                                                                   $ 259,364        $280,256
                                                                                   ==========       ==========


ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE II - (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
STATEMENTS OF OPERATIONS  (Parent Company Only)
(In Thousands)
______________________________________________________________________________

                                                                         2000         1999        1998
Revenues:
    Net investment income                                              $  5,986     $  6,262    $ 6,114

Costs and expenses:
  General and administrative expenses                                     2,517        4,594      2,502
                                                                       _________     _______    ________
           Operating profit                                               3,469        1,668      3,612

Other income (expense):
  Interest expense                                                       (8,677)      (9,058)    (8,994)
  Undistributed share of net income (loss) of subsidiaries              (31,856)     (44,151)    (3,933)
  Dividend income from subsidiaries                                       6,472       12,989     13,199
                                                                       _________    _________   ________
                                                                        (34,061)     (40,220)       272
                                                                       _________    _________   ________
          Income (loss) before income taxes                             (30,592)     (38,552)     3,884

Income tax benefit (expense):
  Current                                                                   180        2,148      1,834
  Deferred                                                                1,563          446       (182)
                                                                        ________     _________   ________

Net income (loss)                                                      $(28,849)    $(35,958)   $ 5,536
                                                                       =========    =========   =========


ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE II - (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
STATEMENTS OF CASH FLOWS (Parent Company Only)
(In Thousands)
______________________________________________________________________________

                                                                         2000         1999         1998
Cash flows from operating activities:
  Net income (loss)                                                    $(28,849)   $(35,958)     $  5,536

  Adjustments to reconcile net income from continuing
    operations to net cash used for operating activities:
      Deferred tax expense (benefit)                                     (1,563)       (446)          182
      Undistributed share of net loss (income) of subsidiaries           31,856      44,151         3,933
      Increase (decrease) in cash attributable to changes in
        assets and liabilities:
          Receivables                                                     2,970       1,979        13,647
          Payables                                                         (463)      1,410          (138)
  Other, net                                                              2,245       1,512           508
                                                                       _________   ________      _________
           Net cash used for operating activities                         6,196      12,648        23,668

Cash flows from investing activities:
  Purchases of investments available-for-sale                            (3,960)          -             -
  Contributions to investments in subsidiaries                                -         (15)         (250)
  Proceeds from repayment of surplus note                                     -      20,000             -
  Increase in restricted short-term investments                          (1,700)    (31,350)            -
                                                                       _________   _________     _________
           Net cash used for investing activities                        (5,660)    (11,365)         (250)

Cash flows from financing activities:
  Proceeds from bank borrowings                                               -           -        15,000
  Repayments of bank borrowings                                               -     (15,000)            -
  Proceeds from issuance of common stock                                    201         286           596
  Purchase of treasury stock                                                  -           -       (22,068)
                                                                       _________   _________     _________
           Net cash provided by financing activities                        201     (14,714)       (6,472)
                                                                       _________   _________     __________

Net increase (decrease) in cash and short-term investments                  737     (13,431)       16,946

Cash and short-term investments at beginning of year                      4,475      17,906           960
                                                                       _________    ________      ________

Cash and short-term investments at end of year                         $  5,212    $  4,475      $ 17,906
                                                                       =========   =========     ==========

ACCEPTANCE INSURANCE COMPANIES INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
_______________________________________________________________________________


The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows.

Included in the Net Investment Income is $3.6 million, $5.4 million and $5.4 million of interest income on surplus notes from subsidiaries for the years ended December 31, 2000, 1999 and 1998, respectively.

Cash payments for interest were $8.5 million, $9.0 million and $8.7 million during the years ended December 31, 2000, 1999 and 1998, respectively.




ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE V
VALUATION ACCOUNTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In Thousands)
______________________________________________________________________________

                           Column A                             Column B     Column C      Column D       Column E

                                                                 Balance
                                                                   at                                     Balance
                                                                Beginning                                    at
                                                                   of                                      End of
                                                                 Period     Additions     Deductions       Period
Allowance for doubtful accounts:
  Year ended December 31, 2000                                 $ 7,037       $ 1,195      $  1,951        $ 6,281

  Year ended December 31, 1999                                 $ 5,205       $ 2,942      $  1,110        $ 7,037

  Year ended December 31, 1998                                 $ 4,985       $ 2,147      $  1,927        $ 5,205


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCEPTANCE INSURANCE COMPANIES INC.

By  /s/ John E. Martin                                  Dated: March 30, 2001
     John E. Martin
     President and Chief Executive Officer

By  /s/ Dwayne D. Hallman                               Dated: March 30, 2001
   Dwayne D. Hallman
   Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 30, 2001                /s/ Myron L. Edleman
                                      Myron L. Edleman, Director

Dated:  March 30, 2001                 /s/ Edward W. Elliott, Jr.
                                      Edward W. Elliott, Jr., Director

Dated:  March 30, 2001                 /s/ John E. Martin
                                      John E. Martin, Director

Dated:  March 30, 2001                /s/ Michael R. McCarthy
                                     Michael R. McCarthy, Chairman and Director

Dated:  March 30, 2001                 /s/ John P. Nelson
                                      John P. Nelson, Director

Dated:  March 30, 2001                 /s/ R. L. Richards
                                      R. L. Richards, Director

Dated:  March 30, 2001                 /s/ David L. Treadwell
                                      David L. Treadwell, Director

Dated:  March 30, 2001                 /s/ Doug T. Valassis
                                      Doug T. Valassis, Director

                       ACCEPTANCE INSURANCE COMPANIES INC.
                           ANNUAL REPORT ON FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 31, 2000

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

3.3 Amendment to Restated Bylaws of Acceptance Insurance Companies Inc. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

10.2 Employment Agreement dated December 14, 1999 between the Registrant and John E. Martin. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.3           The Registrant's 1997 Employee Stock Purchase Plan.
               Incorporated by reference to the Registrant's Proxy Statement filed on or about April 29, 1997.

10.4 The Registrant's Employee Stock Ownership and Tax Deferred Savings Plan as merged, amended and restated effective October 1, 1990. Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1990.

10.5 First Amendment to the Registrant's Employee Stock Ownership and Tax Deferred Savings Plan. Incorporated by reference to Exhibit
               99.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10.6 Second Amendment to the Registrant's Employee Stock Ownership and Tax Deferred Savings Plan. Incorporated by reference to
               Exhibit 99.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10.7 The Registrant's 1996 Incentive Stock Option Plan. Incorporated by reference to the Registrant's Proxy Statement filed on or about May 3, 1996.

10.8 The Registrant's 2000 Incentive Stock Option Plan. Incorporated by reference to the Registrant's Proxy Statement filed on or about May 1, 2000.

10.9 Security Agreement and Letter Loan Agreement between Acceptance Insurance Companies Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000.

10.10 Employment Agreement dated as of September 5, 2000 between the Company and Dwayne D. Hallman. Incorporated by reference to
               Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q/A for the Quarter Ended September 30, 2000.

21             Subsidiaries of the Registrant.

23.1           Consent of Deloitte & Touche LLP.

23.2           Report on schedules of Deloitte & Touche LLP.