Form 10-Q
period 2001-03-31
ACCEPTANCE INSURANCE COMPANIES INC
filed 2001-05-15
CIK 74783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001
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

YES    X        NO ____

The number of shares of each class of the Registrant’s common stock outstanding on May 8, 2001 was:

Class of Common Stock	No. of Shares Outstanding
Common Stock, $.40 Par Value	14,324,857

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 6.	Exhibits and Reports on Form 8-K	23
Signatures		24
Exhibit Index		25

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (dollars in thousands except share data)
------------------------------------------------------------------------------------------------------

                                                                             March 31,      December 31,
ASSETS                                                                         2001            2000

Investments:
  Fixed maturities available-for-sale, at fair value                        $ 218,949       $ 226,541
  Marketable equity securities available-for-sale, at fair value               15,826          17,638
  Mortgage loan                                                                 8,250           8,400
  Real estate                                                                   3,055           3,055
  Short-term investments, at cost, which approximates market                  104,183          55,599
  Restricted short-term investments, at cost, which approximates market        33,050          33,050
                                                                            _________       _________
                                                                              383,313         344,283
Cash                                                                            3,363          10,700
Receivables, net                                                               84,318         130,631
Reinsurance recoverable on unpaid losses and loss adjustment expenses         252,413         383,979
Prepaid reinsurance premiums                                                   22,341          11,314
Property and equipment, net                                                    15,431          16,458
Deferred policy acquisition costs                                               2,663           7,219
Excess of cost over acquired net assets                                        12,677          17,661
Deferred income tax                                                            31,984          31,003
Other assets                                                                   15,848          10,734
                                                                            _________       _________
                                                                            $ 824,351       $ 963,982
                                                                            =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss adjustment expenses                                         $ 468,527       $ 617,891
Unearned premiums                                                              36,066          34,772
Amounts payable to reinsurers                                                  19,870          15,418
Accounts payable and accrued liabilities                                       43,402          37,957
Company-obligated mandatorily redeemable Preferred Securities of AICI
Capital Trust, holding solely Junior Subordinated Debentures of the
Company                                                                        94,875          94,875
                                                                            __________       ________
           Total liabilities                                                  662,740         800,913

Common stock subject to redemption                                              2,886           2,588

Commitments and contingencies

Stockholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized, none issued           -               -
  Common stock, $.40 par value, 40,000,000 shares authorized;
    15,551,869 and 15,547,853 shares issued                                     6,221           6,219
  Capital in excess of par value                                              199,125         199,112
  Accumulated other comprehensive income (loss), net of tax                    (2,123)         (4,365)
  Retained earnings (accumulated deficit)                                     (15,336)        (11,621)
  Common stock subject to redemption                                           (2,886)         (2,588)
  Treasury stock, at cost, 1,209,520 shares                                   (26,047)        (26,047)
  Contingent stock, 20,396 shares                                                (229)           (229)
                                                                            __________       _________
           Total stockholders' equity                                         158,725         160,481
                                                                            __________      __________
                                                                            $ 824,351       $ 963,982
                                                                            ==========      ==========

The accompanying notes are an integral part of the interim consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
_____________________________________________________________________________________________________________________
                                                                                         2001               2000
Revenues:
  Insurance premiums earned                                                           $ 12,796            $ 52,396
  Net investment income                                                                  5,147               5,418
  Net realized capital gains                                                               125               1,565
                                                                                      ________            ________
                                                                                        18,068              59,379
                                                                                      ________            ________
Costs and expenses:
  Insurance losses and loss adjustment expenses                                         15,264              39,713
  Insurance underwriting expenses                                                        6,316              20,299
  General and administrative expenses                                                      223                 489
                                                                                       ________             _______
                                                                                        21,803              60,501
                                                                                       ________             _______
           Operating profit (loss)                                                      (3,735)             (1,122)
                                                                                       ________            _______

  Interest expense                                                                      (2,169)             (2,168)
                                                                                       ________            ________
           Loss before income taxes                                                     (5,904)             (3,290)

Income tax expense (benefit) :
  Current                                                                                   -                 (202)
  Deferred                                                                              (2,085)             (1,198)
                                                                                       _________           ________
                                                                                        (2,085)             (1,400)
                                                                                       _________           ________

           Net loss                                                                   $ (3,819)           $(1,890)
                                                                                      ==========           ========

Net loss per share:
  Basic                                                                                $ (0.27)            $ (0.13)
  Diluted                                                                              $ (0.27)            $ (0.13)

The accompanying notes are an integral part of the interim consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
____________________________________________________________________________________________________________________

                                                                                           2001              2000
Cash flows from operating activities:
  Net loss                                                                               $ (3,819)        $ (1,890)
  Adjustments to reconcile net loss to net cash from operating activities                  31,818          (18,208)
                                                                                         _________        _________
           Net cash from operating activities                                              27,999          (20,098)
                                                                                         _________        _________

Cash flows from investing activities:
  Proceeds from sales of investments available-for-sale                                   135,456           25,189
  Proceeds from sales of short-term investments                                             9,983           12,185
  Proceeds from maturities of investments available-for-sale                                5,047           10,626
  Proceeds from maturities of short-term investments                                       18,215              718
  Purchases of investments available-for-sale                                            (127,556)         (16,349)
  Purchases of short-term investments                                                     (48,879)         (83,952)
  Other, net                                                                                   10           (1,575)
                                                                                         _________         ________
           Net cash from investing activities                                              (7,724)         (53,158)
                                                                                         _________         ________

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                       15              107
                                                                                         _________         ________
           Net cash from financing activities                                                  15              107
                                                                                         _________         ________

Net increase (decrease) in cash and short-term investments                                 20,290          (73,149)

Cash and short-term investments at beginning of period                                     38,795          105,724
                                                                                         _________       _________

Cash and short-term investments at end of period                                         $ 59,085         $ 32,575
                                                                                         =========        ========

  Supplemental disclosure of cash flow information:
        Cash paid during the period for interest                                         $    -           $  2,135
                                                                                         =========        ========

The accompanying notes are an integral part of the interim consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (Columnar Amounts in Thousands Except Per Share Data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations - Acceptance Insurance Companies Inc. and subsidiaries (the "Company") is primarily an agricultural risk management company. The Company concentrates on helping agricultural producers manage their risks by providing comprehensive insurance products. The Company also writes a minimal amount of property and casualty risks and continues to manage the run-off of discontinued and sold property and casualty lines.

The Company’s results may be influenced by factors influencing the insurance industry generally and which are largely beyond the Company’s control. Such factors include (a) weather-related catastrophes; (b) taxation and regulatory changes at both the federal and state level; (c) changes in industry standards regarding rating and policy forms; (d) significant changes in judicial attitudes towards one or more types of liability claims; (e) the cyclical nature of pricing in the industry; and (f) changes in the rate of inflation, interest rates and general economic conditions. The Company’s crop insurance results are particularly subject to wide fluctuations because of weather factors influencing crop harvests and commodity prices.

Principles of Consolidation - The Company’s consolidated financial statements include the accounts of its majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

Management’s Opinion - The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company’s financial position as of March 31, 2001 and December 31, 2000, and the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000.

Statements of Cash Flows - The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of March 31, 2001 approximately $48.5 million of short-term investments had maturity dates at acquisition of greater than three months. Restricted short-term investments are not considered a cash equivalent.

Restricted Short-Term Investments - The restricted short-term investments balance is comprised of investments deposited with a trustee for the Company’s issuance of an outstanding letter of credit relating to reinsurance coverage on certain crop insurance products.

Recent Statements of Financial Accounting Standards - Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and for Hedging Activities, requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and to measure all derivatives at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS No. 133, hedging relationships may be redesignated, and securities held to maturity may be transferred to available-for-sale or trading. SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments, hedging activities, and decisions made by the Derivatives Implementation Group. The impact on the Company's financial statements related to the adoption of SFAS No. 133, SFAS No. 137 and SFAS No. 138 is not significant.

Codification of Statutory Accounting Principles - In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (Codification). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Company adopted the Codification effective January 1, 2001. The adoption of Codification increased statutory capital and surplus as of January 1, 2001 by approximately $9.6 million.

Reclassifications - Certain prior period amounts have been reclassified to conform with current year presentation.

2. INVESTMENTS

        The amortized cost and related estimated fair values of investments in the accompanying balance sheets are as follows:

                                                                             Gross          Gross        Estimated
                                                           Amortized       Unrealized     Unrealized        Fair
                                                             Cost            Gains          Losses         Value

March 31, 2001:
  Fixed maturities available-for-sale:
    U.S. Treasury and government securities                 $199,845        $ 2,029        $    36       $201,838
    States, municipalities and political
      subdivisions                                             3,921             19             31          3,909
    Other debt securities                                     14,144             50            992         13,202
                                                            ________        ________       ________      ________

                                                            $217,910        $ 2,098        $ 1,059       $218,949
                                                           =========        ========       ========      ========

  Marketable equity securities - preferred stock            $ 12,184        $    -         $ 1,053       $ 11,131
                                                           =========        ========       ========      ========

  Marketable equity securities - common stock               $  7,945        $   175        $ 3,425       $  4,695
                                                            ========        ========       ========       =======

December 31, 2000:
  Fixed maturities available-for-sale:
    U.S. Treasury and government securities                 $166,827        $ 1,126        $ 1,444       $166,509
    States, municipalities and political
      subdivisions                                            42,415            181            247         42,349
    Mortgage-backed securities                                 9,617              -            423          9,194
    Other debt securities                                      9,373              9            893          8,489
                                                            _________       ________       ________      ________

                                                            $228,232        $ 1,316        $ 3,007       $226,541
                                                            =========       ========       ========      ========

  Marketable equity securities - preferred stock            $ 14,450        $     -        $ 1,647       $ 12,803
                                                            =========       ========       ========      ========

  Marketable equity securities - common stock               $  8,211        $   206        $ 3,582       $  4,835
                                                            ========        ========       ========       =======

3. INCOME TAXES

        The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes. The primary components of the Company’s deferred tax assets and liabilities and the related valuation allowance as of March 31, 2001 and December 31, 2000, respectively, follow:

                                                                               March 31,         December 31,
                                                                                 2001               2000

Losses and loss adjustment expenses                                            $ 8,447             $ 8,353
Unearned premiums                                                                  961               1,642
Allowance for doubtful accounts                                                  2,211               2,198
Net operating loss carryforward                                                 23,153              18,733
Unrealized loss on investments available-for-sale                                1,143               2,350
Other                                                                            4,624               4,615
                                                                               _______            _________
           Deferred tax asset                                                   40,539              37,891
                                                                               _______            _________

Deferred policy acquisition costs                                                 (932)             (2,527)
Other                                                                           (7,623)             (4,361)
                                                                               ________           _________
           Deferred tax liability                                               (8,555)             (6,888)
                                                                               ________           _________

Net deferred tax asset                                                         $31,984            $ 31,003
                                                                               ========           ========

        Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements for the three months ended March 31, 2001 and 2000, as follows:

                                                                                 2001               2000

Computed U.S. federal income taxes                                            $ (2,067)           $ (1,152)
Nondeductible amortization of goodwill and other
  intangibles                                                                       34                  99
Tax-exempt interest income                                                         (39)               (464)
Dividends received deduction                                                      (101)                (99)
State income tax                                                                     -                (202)
Other                                                                               88                 418
                                                                              __________          _________

          Income tax expense (benefit)                                        $ (2,085)           $ (1,400)
                                                                              ==========          =========

4. INSURANCE PREMIUMS AND CLAIMS

        Insurance premiums written and earned by the Company’s insurance subsidiaries for the three months ended March 31, 2001 and 2000 are as follows:

                                                                              2001                 2000

Direct premiums written                                                     $ 52,803              $112,426
Assumed premiums written                                                       7,423                 3,620
Ceded premiums written                                                       (57,164)              (77,264)
                                                                            _________             _________

  Net premiums written                                                      $  3,062              $ 38,782
                                                                            =========             ========

Direct premiums earned                                                      $ 53,326              $126,354
Assumed premiums earned                                                        5,606                 9,049
Ceded premiums earned                                                        (46,136)              (83,007)
                                                                            _________             __________

  Net premiums earned                                                       $ 12,796              $ 52,396
                                                                            =========             =========

        Insurance losses and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of $40.6 million and $86.9 million for the three months ended March 31, 2001 and 2000, respectively.

5. BANK BORROWINGS

        As of March 31, 2001, the Company has a Security and Letter Loan Agreement for $33.1 million. The entire facility was reserved for an outstanding letter of credit and, accordingly, no borrowings were permitted under such facility.

6. COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF AICI CAPITAL TRUST, HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

        In August 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the “Issuer Trust”) issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). The Company owns all of the common securities (the “Common Securities”) of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust’s assets. The assets of the Issuer Trust consist solely of the Company’s 9% Junior Subordinated Debentures due in 2027, which were issued in August 1997 in an amount equal to the total of the Preferred Securities and the Common Securities.

        Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and can be called at par value after September 30, 2002, all as described in the Junior Debenture Indenture. At March 31, 2001 the Company had Preferred Securities of $94.875 million outstanding at a weighted average interest cost of 9.1%. During the three months ended March 31, 2000 the Company paid $2.1 million of interest on the Preferred Securities. During the three months ended March 31, 2001 no interest was paid as the distribution of interest for the first quarter of 2001 was due and paid on April 2, 2001.

7. NET LOSS PER SHARE

        The net loss per share for both basic and diluted for the three months ended March 31, 2001 and 2000 are as follows:

                                                                                  2001                2000

Net loss                                                                       $ (3,819)           $ (1,890)
                                                                               ==========          =========

Weighted average common shares outstanding                                       14,319              14,285
  Dilutive effect of contingent shares                                                -                   -
  Dilutive effect of stock options                                                    -                   -
                                                                               _________           _________
Diluted weighted average common and equivalent
  shares outstanding                                                             14,319              14,285
                                                                               =========           =========

Net loss per share
  Basic                                                                        $  (0.27)           $  (0.13)
  Diluted                                                                      $  (0.27)           $  (0.13)

8. OTHER COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. Other comprehensive income (loss) determined in accordance with SFAS No. 130 for the three months ended March 31 are as follows:

                                                                                 2001               2000

Net income (loss)                                                             $ (3,819)           $ (1,890)

Unrealized holding gains (losses) of investments,
  net of reclassification adjustment                                             3,449               3,024
Income tax expense (benefit)                                                     1,207               1,058
                                                                              _________           _________
                                                                                2,242                1,966
                                                                              _________           _________

Other comprehensive income (loss)                                             $ (1,577)           $     76
                                                                              =========           =========

9. BUSINESS SEGMENTS

        The Company is engaged in the crop and specialty property and casualty insurance business. The principal lines of the Crop Insurance segment are MPCI, supplemental coverages and named peril insurance. The Property and Casualty Insurance segment primarily consists of commercial property, commercial casualty, inland marine and workers’ compensation.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Management evaluates the performance of and allocates its resources to its operating segments based on underwriting earnings (loss). Management does not utilize assets as a significant measurement tool for evaluating segments.

        Segment insurance premiums earned and segment underwriting earnings (loss) for the three months ended March 31, are as follows:

                                                                                   Property and
                                                                   Crop              Casualty
                         2001                                    Insurance           Insurance             Total

Insurance premiums earned                                        $ (2,673)          $ 15,469            $ 12,796
                                                                 ==========         =========           =========

Underwriting earnings (loss)                                     $   (802)          $ (7,982)           $ (8,784)
                                                                 ==========          =========          =========

                         2000

Insurance premiums earned                                        $  7,920           $ 44,476            $ 52,396
                                                                 ========           =========           =========

Underwriting earnings (loss)                                     $ (2,137)          $ (5,479)           $ (7,616)
                                                                 =========          =========          ==========

10. SALE OF REDLAND INSURANCE COMPANY

        In April 2000, the Company signed a definitive agreement to sell Redland Insurance Company ("Redland") to Clarendon National Insurance Company ("Clarendon"). This sale closed effective as of July 1, 2000. The transaction included the appointment of other Company subsidiaries as the exclusive producer and administrator of Redland for the business the Company writes through Redland. The Company also reinsures certain portions of the business written by Redland. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries to a wholly-owned subsidiary of Acceptance Insurance Companies Inc. At March 31, 2001, approximately $86.5 million of fixed maturities available-for-sale and $7.6 million of short-term investments were pledged to Clarendon to secure the Company's obligations under reinsurance agreements. The Company is obligated for any of Redland's uncollectible amounts from reinsurers and agents for the business under these reinsurance agreements.

11. SALE TO INSURANCE CORPORATION OF HANNOVER

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

12. SUBSEQUENT EVENTS

        In May 2001 the Company agreed to sell two wholly-owned insurance companies to McM Corporation, a Raleigh, North Carolina based insurance holding company ("McM"). The two companies, Acceptance Indemnity Insurance Company and Acceptance Casualty Insurance Company, underwrote only property and casualty insurance, and their sale is subject to regulatory approval.

         In addition, effective as of May 1, 2001, McM purchased a selected portfolio of the Company's property and casualty insurance programs. Also effective May 1, 2001, the Company sold its Farm and Ranch and Flood insurance programs to American Reliable Insurance Company of Scottsdale, Arizona. The terms of these agreements included the sale of these selected lines of business, a reinsurance treaty whereby the unearned premium and any additional premiums for these selected lines would be reinsured by the buyers, and the transfer of certain employees to the buyers.

         As of May 1, 2001 the Company engaged Berkley Risk Administrators Company (BRAC) to manage the adjustment and completion of all remaining property and casualty claims. BRAC has employed certain Company employees.

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

         In its property and casualty segment, the Company sold its nonstandard automobile business including Phoenix Indemnity in 1999, transferred its general agency business produced by its Scottsdale office and its transportation business to other carriers in 2000, and in 2001 sold a majority of its remaining property and casualty business. These transactions are part of the Company's strategy in this segment.

Results of Operations

Three Months Ended March 31, 2001
Compared to Three Months Ended March 31, 2000

         The Company had a net loss of $3.8 million, or $0.27 per share, for the three months ended March 31, 2001 as compared with a net loss of $1.9 million, or $0.13 per share, for the three months ended March 31, 2000. The increase in the net loss was primarily attributable to an increase in the underwriting loss in the property and casualty segment and a decrease in net realized capital gains. This was partially offset by a decrease in the crop segment underwriting loss.

        The Company recorded several adjustments in the property and casualty insurance segment that were the primary cause of the underwriting loss in the first quarter of 2001. These included severance costs of approximately $1.3 million associated with the run-off of the property and casualty lines of business. Ceded reinsurance premium for certain property insurance lines were below minimum levels established in reinsurance contracts, requiring the Company to recognize a contractually established minimum premium resulting in additional ceded premiums of approximately $1.4 million. The third principal cause effecting first quarter 2001 results was prior year adverse loss development of approximately $750,000 primarily in the Company's umbrella program, and abnormally high first quarter claims activity in certain recently sold property and casualty programs.

         During the past three years, the Company discontinued a majority of the property and casualty insurance business. In March 2001, the Company sold a significant portion of its property and casualty business to Insurance Corporation of Hannover (See "Sale to Insurance Corporation of Hannover" below). Additionally, in May 2001, the Company sold several of the remaining lines of business to McM Corporation and to American Reliable Insurance Company (See "Subsequent Events" below). During the three months ended March 31, 2001 the Company had net written premium of $3.1 million related to remaining programs not previously sold or discontinued. The Company expects negative cash flows from its property and casualty segment (See "Consolidated Cash Flows" below). The Company continues to explore options to reduce the remaining property and casualty business. The Company believes that the planned reduction in the amount of business written in the property and casualty segment offers the best profitability and growth opportunities for the crop segment of the Company.

         In the first quarter of 2001 the crop segment underwriting loss included adjustments of approximately $600,000 related to 2000 crop year results. This included a decrease in estimated 2000 year MPCI profit share that was partially offset by lower operating costs primarily comprised of a decrease in related reinsurance costs and agency contingent commissions.

        The Company's crop segment results for the three months ended March 31, 2000 included charges of $4.0 million related to the settlement of the class action suit by rice producers and $4.9 million in underwriting charges related to loss development resulting from higher than expected payments on the settlement of CRCPlus losses in the first quarter of 2000. This was partially offset by $6.8 million in underwriting profits recognized in the first quarter of 2000 primarily related to an increase in the estimated 1999 MPCI profit share.

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

         At March 31, 2001 the Company has $14.9 million in cash, short-term investments and fixed maturity securities. Additionally, the Company has $33.1 million of restricted short-term investments. The restricted short-term investments is comprised of investments deposited with a trustee for the Company's issuance of an outstanding letter of credit relating to reinsurance coverage on certain crop insurance products. These funds will become available to the Company over the next six years. The Company also holds two surplus notes, each in the amount of $20 million, issued by two of its insurance company subsidiaries, bearing interest at the rate of 9% per annum payable quarterly. Although repayment of all or part of the principal of these surplus notes requires prior insurance department approval, no prior approval of interest payment is currently required.

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

        In 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the "Issuer Trust") issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). The Company owns all of the common securities (the "Common Securities") of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust's assets. The assets of the Issuer Trust consist solely of the Company's 9% Junior Subordinated Debentures due 2027 which were issued in 1997 in an amount equal to the Preferred Securities and the Common Securities. Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemptive provisions, all described in the Junior Debenture Indenture. At March 31, 2001, the Company had $94.875 million outstanding at a weighted average interest cost of 9.1%. During the three months ended March 31, 2000 the Company paid $2.1 million of interest on the Preferred Securities. During the three months ended March 31, 2001 no interest was paid as the distribution of interest for the first quarter of 2001 was due and paid on April 2, 2001.

         As of March 31, 2001, the Company has a Security and Letter Loan Agreement for $33.1 million. The entire facility was reserved for an outstanding letter of credit and, accordingly, no borrowings were permitted under such facility.

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

        The Company's portfolio is primarily comprised of fixed maturities, short-term investments and restricted short-term investments that constituted approximately 57%, 27% and 9%, respectively, of the Company's investments at March 31, 2001. The composition of the fixed maturities changed during the first quarter of 2001 as most of the municipal securities and mortgage-backed securities were liquidated and proceeds invested primarily in U.S. Treasury securities. The effective duration of the portfolio, including preferred stocks, is approximately 2.1 years as of March 31, 2001.

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

        The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. The Company receives a profit share in cash, with 60% of the amount in excess of 17.5% of its MPCI Retention (as defined in the profit sharing agreement) in any year carried forward to future years, or it must pay its share of losses. The Company received $62.5 million in net payments under the MPCI program in March of 2000. The Company received a net payment of approximately $50.6 million under the MPCI program in the first quarter of 2001.

Changes in Financial Condition

        The Company's stockholders' equity decreased by approximately $1.8 million from December 31, 2000 to March 31, 2001. The principal components of this decrease was a net loss of $3.8 million for the three months ended March 31, 2001 partially offset by a decrease in the unrealized loss on available-for-sale securities, net of tax, from $4.4 million at December 31, 2000 to $2.1 million at March 31, 2001.

Consolidated Cash Flows

         Cash provided by operating activities was $28.0 million for the three months ended March 31, 2001 as compared to cash used of $20.1 million for the three months ended March 31, 2000. The Company received net payments under the MPCI program of $50.6 million and $62.5 million for the three months ended March 31, 2001 and 2000, respectively. Offsetting these are negative cash flows from the property and casualty segment related to the decline in operations. The Company expects negative cash flow from its property and casualty segment as the operations continues to decline and as losses and loss adjustment expense reserves are settled. The Company has positioned its portfolio to be able to meet these liquidity needs.

Inflation

        The Company does not believe that inflation has had a material impact on its financial condition or the results of operations.

Sale of Redland Insurance Company

         In April 2000, the Company signed a definitive agreement to sell Redland Insurance Company ("Redland") to Clarendon National Insurance Company ("Clarendon"). This sale closed effective as of July 1, 2000. The transaction included the appointment of other Company subsidiaries as the exclusive producer and administrator of Redland for the business the Company writes through Redland. The Company also reinsures certain portions of the business written by Redland. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries to a wholly-owned subsidiary of Acceptance Insurance Companies Inc. At March 31, 2001, approximately $86.5 million of fixed maturities available-for-sale and $7.6 million of short-term investments were pledged to Clarendon to secure the Company's obligations under reinsurance agreements. The Company is obligated for any of Redland's uncollectible amounts from reinsurers and agents for the business under these reinsurance agreements.

Sale to Insurance Corporation of Hannover

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

Subsequent Events

         In May 2001 the Company agreed to sell two wholly-owned insurance companies to McM Corporation, a Raleigh, North Carolina based insurance holding company ("McM"). The two companies, Acceptance Indemnity Insurance Company and Acceptance Casualty Insurance Company, underwrote only property and casualty insurance, and their sale is subject to regulatory approval.

         In addition, effective as of May 1, 2001, McM purchased a selected portfolio of the Company's property and casualty insurance programs. Also effective May 1, 2001, the Company sold its Farm and Ranch and Flood insurance programs to American Reliable Insurance Company of Scottsdale, Arizona. The terms of these agreements included the sale of these selected lines of business, a reinsurance treaty whereby the unearned premium and any additional premiums for these selected lines would be reinsured by the buyers, and the transfer of certain employees to the buyers.

        As of May 1, 2001 the Company engaged Berkley Risk Administrators Company ("BRAC") to manage the adjustment and completion of all remaining property and casualty claims. BRAC has employed certain Company employees.

Recent Statement of Financial Accounting Standards

         Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and to measure all derivatives at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS No. 133, hedging relationships may be redesignated, and securities held to maturity may be transferred to available-for-sale or trading. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments, hedging activities and decisions made by the Derivatives Implementation Group. The impact on the Company's financial statements related to the adoption of SFAS No. 133, SFAS No. 137 and SFAS No. 138 is not significant.

Codification of Statutory Accounting Principles

        In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (Codification). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Company adopted the Codification effective January 1, 2001. The adoption of Codification increased statutory capital and surplus as of January 1, 2001 by approximately $9.6 million.

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

        At March 31, 2001 and December 31, 2000, the Company had $227.2 million and $234.9 million, respectively, of fixed maturity investments and mortgage loans and $15.8 million and $17.6 million, respectively, of marketable equity securities that were subject to market risk. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk. In addition, the Company has the ability to hold its fixed maturity investments until maturity and therefore would not expect to realize a material adverse impact on income or cash flows.

         The Company's Preferred Securities of $94.875 million at March 31, 2001 and December 31, 2000 mature in August 2027 and are redeemable at the Company's option in September 2002. The Company will continue to monitor the interest rate environment and evaluate refinancing opportunities as the redemption and maturity date approaches.

         The Company uses two models to analyze the sensitivity of its market risk assets and liabilities. For its fixed maturity securities, mortgage loans and mandatorily redeemable Preferred Securities, the Company uses duration modeling to calculate changes in fair value. For its marketable equity securities, the Company uses a hypothetical 20% decrease in the fair value of these securities. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because fair values of securities may be affected by credit concerns of the issuer, prepayment speeds, liquidity of the security and other general market conditions. The sensitivity analysis duration model used by the Company produces a loss in fair value of $4.9 million and $5.9 million on its fixed maturity securities and mortgage loan and a gain in fair value of $7.5 million and $5.8 million on its mandatorily redeemable Preferred Securities as of March 31, 2001 and December 31, 2000, respectively, based on a 100 basis point increase in interest rates. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produces a loss in fair value of $3.2 million and $3.5 million as of March 31, 2001 and December 31, 2000, respectively.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         In December 1999 the Company was sued in the United States District Court for the District of Nebraska. Plaintiffs alleged the Company knowingly and intentionally understated the Company's liabilities in order to maintain the market price of the Company's common stock at artificially high levels and made untrue statements of material fact, and sought compensatory damages, interest, costs and attorney fees. In February 2000 other plaintiffs sued the Company in the same Court, alleging the Company intentionally understated liabilities in a registration statement filed in conjunction with the Company's Redeemable Preferred Securities.

         The Court consolidated these suits in April 2000 as In re Acceptance Insurance Companies Securities Litigation (USDC, Nebraska, No. 8:99CV547). Plaintiffs subsequently filed a consolidated class action complaint. Plaintiffs sought to represent a class consisting of all persons who purchased either Company common stock between March 10, 1998 and November 16, 1999, or AICI Capital Trust Preferred Securities between the July 29, 1997 public offering and November 25, 1999. In the consolidated complaint plaintiffs alleged violation of Section 11 of the Securities Act of 1933 through misrepresentation or omission of a material fact in the registration statement for the trust preferred securities, and violation of Section 10b of the Securities Exchange Act of 1934 and Rule 10b-5 of the U.S. Securities and Exchange Commission through failure to disclose material information between March 10, 1998 and November 16, 1999. The Company, three of its former officers, the Company's Directors and independent accountants and other individuals, as well as the financial underwriters for the Company's preferred securities, were defendants in the consolidated action.

         On March 2, 2001 the Court entered an order dismissing all claims alleging violations of Section 11 of the Securities Act, and dismissing the Company's Directors, financial underwriters, independent accountants and others as defendants in this action. The Court also ruled that certain of Plaintiffs' allegations regarding the remaining defendants' alleged failure to properly report contingent losses attributable to Montrose failed to state a claim under Section 10b and Rule 10b-5. In two subsequent rulings, the Court and Magistrate Judge clarified the March 2 ruling to specify which of Plaintiffs' Montrose-related allegations failed to state a Section 10b and Rule 10b-5 claim. As a result of these three rulings, the litigation has been reduced to a claim the Company and three of its former officers, during the period from August 14, 1997 to November 16, 1999, failed to disclose adequately information about various aspects of the Company's operations, including information relating to the Company's exposure after January 1, 1997 to losses resulting from the Montrose decision. Claimants seek compensatory damages, reasonable costs and expenses incurred in this action and such other and such further relief as the Court may deem proper.

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

Item 6. Exhibits and Reports on Form 8-K

    (a)     Exhibits

                 See Exhibit Index.

    (b)     From 8-K

The following Current Reports on Form 8-K have been filed during the last fiscal quarter of the period covered by this Report:

	Financial Statements	Date of
Item	Filed	Report
Item 5. Other Events.	No	March 2, 2001
Item 5. Other Events.	No	March 5, 2001
Item 5. Other Events.	No	March 15, 2001

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCEPTANCE INSURANCE COMPANIES INC.

By /s/ John E. Martin	Dated:	May 11, 2001
John E. Martin
President and Chief Executive Officer

By /s/ Dwayne D. Hallman	Dated:	May 11, 2001
Dwayne D. Hallman
Chief Financial Officer and Treasurer

ACCEPTANCE INSURANCE COMPANIES INC.
QUARTERLY REPORT ON FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2001

EXHIBIT INDEX

NUMBER   EXHIBIT DESCRIPTION

NONE