Form 10-Q
period 2001-06-30
ACCEPTANCE INSURANCE COMPANIES INC
filed 2001-08-14
CIK 74783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001
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

YES	X	NO	_

The number of shares of each class of the Registrant’s common stock outstanding on August 7, 2001 was:

Class of Common Stock	No. of Shares Outstanding
Common Stock, $.40 Par Value	14,427,131

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Balance Sheets
June 30, 2001 and December 31, 2000

Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 2001 and 2000

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2001 and 2000

Notes to Interim Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (dollars in thousands except share data)

ASSETS	June 30, 2001	December 31, 2000
Investments:		
Fixed maturities available-for-sale, at fair value	$ 215,459	$ 226,541
Marketable equity securities available-for-sale, at fair value	10,525	17,638
Mortgage loan	-	8,400
Real estate	3,055	3,055
Short-term investments, at cost, which approximates market	48,796	55,599
Restricted short-term investments, at cost, which approximates market	33,050	33,050
	310,885	344,283
Cash	6,875	10,700
Receivables, net	214,693	130,631
Reinsurance recoverable on unpaid losses and loss adjustment expenses	385,548	383,979
Prepaid reinsurance premiums	32,808	11,314
Property and equipment, net	17,051	16,458
Deferred policy acquisition costs	223	7,219
Excess of cost over acquired net assets	32,163	17,661
Deferred income tax	32,459	31,003
Other assets	28,239	10,734
	$ 1,060,944	$ 963,982
LIABILITIES AND STOCKHOLDERS' EQUITY		
Losses and loss adjustment expenses	$ 589,607	$ 617,891
Unearned premiums	34,804	34,772
Amounts payable to reinsurers	137,737	15,418
Accounts payable and accrued liabilities	43,309	37,957
Company-obligated mandatorily redeemable Preferred Securities of AICI Capital Trust, holding solely Junior Subordinated Debentures of the Company	94,875	94,875
Total liabilities	900,332	800,913
Common stock subject to redemption	2,588	2,588
Commitments and contingencies		
Stockholders' equity:		
Preferred stock, no par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $.40 par value, 40,000,000 shares authorized; 15,636,916 and 15,547,853 shares issued	6,255	6,219
Capital in excess of par value	199,487	199,112
Accumulated other comprehensive income (loss), net of tax	(2,526)	(4,365)
Retained earnings (accumulated deficit)	(16,328)	(11,621)
Common stock subject to redemption	(2,588)	(2,588)
Treasury stock, at cost, 1,209,520 shares	(26,047)	(26,047)
Contingent stock, 20,396 shares	(229)	(229)
Total stockholders' equity	158,024	160,481
	$ 1,060,944	$ 963,982

The accompanying notes are an integral part of the interim consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Columnar Amounts in Thousands Except Per Share Data)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations – Acceptance Insurance Companies Inc. and subsidiaries (the “Company”) is primarily an agricultural risk management company. The Company concentrates on helping agricultural producers manage their risks by providing comprehensive insurance products. The Company also writes a minimal amount of property and casualty risks and continues to manage the run-off of discontinued and sold property and casualty lines.

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

Principles of Consolidation – The Company’s consolidated unaudited financial statements include the accounts of its majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

Management’s Opinion – The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company’s financial position as of June 30, 2001 and December 31, 2000, and the results of operations for the three months and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000.

Statements of Cash Flows – The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of June 30, 2001 approximately $48.6 million of short-term investments had maturity dates at acquisition of greater than three months. Restricted short-term investments are not considered a cash equivalent.

Restricted Short-Term Investments – The restricted short-term investments balance is comprised of investments deposited with a trustee for the Company’s issuance of an outstanding letter of credit relating to reinsurance coverage on certain crop insurance products.

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), Business Combinations, and Statement No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and specifies the criteria for recognition of intangible assets separately from goodwill.

SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company is required to implement SFAS No. 142 on January 1, 2002 and has not determined the full impact that this statement will have on its consolidated financial position or results of operations.

Codification of Statutory Accounting Principles – In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (Codification). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Company adopted the Codification effective January 1, 2001. The adoption of Codification increased statutory capital and surplus as of January 1, 2001 by approximately $9.6 million.

Reclassifications – Certain prior period amounts have been reclassified to conform with current year presentation.

2.      INVESTMENTS

The amortized cost and related estimated fair values of investments in the accompanying balance sheets are as follows:

3.      INCOME TAXES

The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes. The primary components of the Company’s deferred tax assets and liabilities and the related valuation allowance as of June 30, 2001 and December 31, 2000, respectively, follow:

Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements for the six months ended June 30, 2001 and 2000, as follows:

4.      INSURANCE PREMIUMS AND CLAIMS

Insurance premiums written and earned by the Company’s insurance subsidiaries for the three months and six months ended June 30, 2001 and 2000 are as follows:

Insurance losses and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of $193.5 million and $65.1 million for the three months ended June 30, 2001 and 2000, respectively. Insurance losses and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of $234.1 million and $152.0 million for the six months ended June 30, 2001 and 2000, respectively.

5.      BANK BORROWINGS

As of June 30, 2001, the Company has a Security and Letter Loan Agreement for $33.1 million. The entire facility was reserved for an outstanding letter of credit and, accordingly, no borrowings were permitted under such facility.

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

Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and can be called at par value after September 30, 2002, all as described in the Junior Debenture Indenture. At June 30, 2001 the Company had Preferred Securities of $94.875 million outstanding at a weighted average interest cost of 9.1%. During the three and six months ended June 30, 2001 the Company paid $4.3 million of interest on the Preferred Securities. During the three and six months ended June 30, 2000 the Company paid $2.1 million and $4.3 million, respectively, of interest on the Preferred Securities.

7.      NET LOSS PER SHARE

The net loss per share for both basic and diluted for the three months and six months ended June 30, 2001 and 2000 are as follows:

Contingent stock and stock options were not included in the above calculations due to their antidilutive nature.

8.      OTHER COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. Other comprehensive income (loss) determined in accordance with SFAS No. 130 for the three months and six months ended June 30 are as follows:

9.      BUSINESS SEGMENTS

The Company is engaged in the crop and specialty property and casualty insurance business. The principal lines of the Crop Insurance segment are MPCI, supplemental coverages and named peril insurance. The Property and Casualty Insurance segment primarily consists of commercial property, commercial casualty, inland marine and workers’ compensation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 in the financial statements included in the Company's 2000 Form 10-K). Management evaluates the performance of and allocates its resources to its operating segments based on underwriting earnings (loss). Management does not utilize assets as a significant measurement tool for evaluating segments.

The Company's results are significantly impacted by its crop business, particularly its MPCI line. Estimated results from MPCI and related products are not generally recorded until after crops are harvested and final market prices are established. Due to the nature of several of the CRC products whereby results are based on the market prices of various commodities in the fourth quarter, as well as yields, and the significance of CRC as a percentage of MPCI, the Company records its initial estimate of profit or loss for MPCI and related products in the fourth quarter.

Segment insurance premiums earned and segment underwriting earnings (loss) for the three months and six months ended June 30, are as follows:

10.      SALE OF SUBSIDIARIES AND PROPERTY AND CASUALTY BUSINESS

In April 2000, the Company signed a definitive agreement to sell Redland Insurance Company (“Redland”) to Clarendon National Insurance Company (“Clarendon”). This sale closed effective as of July 1, 2000. The transaction included the appointment of other Company subsidiaries as a producer and administrator for the business the Company writes through Redland. The Company also reinsures certain portions of the business written by Redland. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries, to a wholly-owned subsidiary of Acceptance Insurance Companies Inc. At June 30, 2001, approximately $88.0 million of fixed maturities available-for-sale and $7.1 million of short-term investments were pledged to Clarendon to secure the Company’s obligations under reinsurance agreements. The Company is obligated for any of Redland’s uncollectible amounts from reinsurers and agents for the business under these reinsurance agreements.

In March 2001, the Company announced that it had sold a significant portion of its property and casualty business to Insurance Corporation of Hannover (“ICH”). The terms of the agreement included the sale of selected lines of business, a reinsurance treaty whereby the unearned premium and any additional premiums for these selected lines would be reinsured by ICH, and the transfer of certain employees to ICH. Additionally, the Company’s right to repurchase Redland under the agreement between the Company and Clarendon, an affiliate of ICH, was waived.

In May 2001 the Company agreed to sell two wholly-owned insurance companies to McM Corporation, a Raleigh, North Carolina based insurance holding company (“McM”). The two companies, Acceptance Indemnity Insurance Company (“AIIC”) and Acceptance Casualty Insurance Company (“ACIC”), underwrote only property and casualty insurance. This sale closed effective as of July 1, 2001. The sale was a cash transaction of approximately $20.4 million and will result in a realized gain in the third quarter of 2001 of approximately $375,000. The Company also reinsures certain portions of the business written by AIIC and ACIC. At closing, approximately $10.5 million of fixed maturities available-for-sale were pledged to McM to secure the Company’s net obligations under the reinsurance agreements.

In addition, effective as of May 1, 2001, McM purchased a selected portfolio of the Company’s property and casualty insurance programs. Also effective May 1, 2001, the Company sold its Farm and Ranch and Flood insurance programs to American Reliable Insurance Company of Scottsdale, Arizona. The terms of these agreements included the sale of these selected lines of business, a reinsurance treaty whereby the unearned premium and any additional premiums for these selected lines would be reinsured by the buyers, and the transfer of certain employees to the buyers.

As of May 1, 2001 the Company engaged Berkley Risk Administrators Company (“BRAC”) to manage the adjustment and completion of all remaining property and casualty claims. BRAC has employed certain persons previously employed by the Company.

11.      ACQUISITION OF IGF CROP INSURANCE ASSETS

On June 6, 2001 the Company completed the acquisition of substantially all crop insurance assets and the assumption of certain crop insurance and reinsurance liabilities of Symons International Group, Inc. and affiliates including IGF Insurance Company (collectively referred to as "IGF"). The Company paid approximately $27.4 million at closing and agreed to make deferred payments of up to an additional $9.0 million, which included amounts for non-competition agreements, prospective reinsurance agreements, and property and equipment. Additionally, the Company will reimburse IGF for certain costs related to the 2001 crop season. The Company funded the acquisition with internally generated resources, including proceeds from the sale of certain property and casualty assets. During 2000, IGF's gross crop insurance premiums, including MPCI subsidies, totaled approximately $241 million and the Company's gross crop insurance premiums for the same period totaled approximately $435 million. Pro forma results for net loss and net loss per share would not be materially different than reported as the Company records its initial estimate of the MPCI profit or loss in the fourth quarter (See Note 9).

The acquisition was accounted for by the purchase method of accounting and, accordingly, the statements of consolidated income include the acquired crop results beginning June 6, 2001. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. The Company's preliminary purchase price allocation included $19.7 million of goodwill and $10.2 million of intangible assets. The allocation of the purchase price is subject to revision based upon final determination of fair values.

Goodwill is being amortized over 15 years. However, upon adoption of SFAS No. 142 on January 1, 2002 the Company anticipates that the goodwill will no longer be amortized. In accordance with SFAS No. 142 the goodwill will be tested for impairment at least annually.

PART I.
ITEM 2.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of the Company and its consolidated subsidiaries should be read in conjunction with the Company’s Interim Consolidated Financial Statements and the notes thereto included elsewhere herein.

Forward-Looking Information

Except for the historical information contained in this Quarterly Report on Form 10-Q, matters discussed herein may constitute forward-looking information, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking information reflects the Company’s current best estimates regarding future operations, but, since these are only estimates, actual results may differ materially from such estimates.

A variety of events, most of which are outside the Company’s control, cannot be accurately predicted and may materially impact estimates of future operations. Important among such factors are weather conditions, natural disasters, changes in commodity prices, changes in state and federal regulations, price competition impacting premium levels, changes in tax laws, financial market performance, changes in court decisions effecting coverages and general economic conditions.

The Company’s results are significantly impacted by its crop business, particularly its MPCI line. Initial estimated results from the crop lines are not generally recorded until the fourth quarter of the year, after crops are harvested and final market prices are established. Crop segment results are particularly dependent on events beyond the Company’s control, notably weather conditions during the crop growing seasons in the states where the Company writes a substantial amount of its crop insurance, the market price of grains on various commodity exchanges and overall worldwide supply and demand, the continuing globalization of the crop industry and its effect on the export of crops to other countries and the volatility of crop prices resulting from domestic and foreign policy decisions. Additionally, federal regulations governing aspects of crop insurance are frequently modified, and any such changes may impact crop insurance results.

Forward-looking information set forth herein does not take into account any impact from any adverse weather conditions during the 2001 crop season, or the various other factors noted above which may affect crop and noncrop operation results.

General

The principal lines of the Company’s crop insurance segment are Multi-Peril Crop Insurance (MPCI), supplemental coverages, and named peril insurance. MPCI is a federally subsidized risk management program designed to encourage farmers to manage their risk through the purchase of insurance policies. MPCI provides farmers with yield coverage for crop damage from substantially all natural perils. CRC is an extension of the MPCI program which provides farmers with protection from revenue loss caused by changes in crop prices, low yields or both. As used herein, the term MPCI includes CRC, unless the context indicates otherwise.

The accounting treatment for MPCI is different than the more traditional property and casualty insurance lines. For income statement purposes, gross premiums written consist of the aggregate amount of MPCI premiums paid by farmers, and does not include any related federal premium subsidies. The Company’s profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. For income statement purposes, any such profit share earned by the Company, net of the cost of third party reinsurance, is shown as net premiums written, which equals net premiums earned for MPCI business; whereas, any share of losses payable by the Company is charged to losses and loss adjustment expenses. Due to various factors, including timing and severity of losses from storms and other natural perils and crop production cycles, the profit or loss on MPCI premiums was primarily recognized in the second half of the calendar year for 1999 and prior years. Due to the nature of the CRC product whereby results are influenced by changes in the market prices of various commodities in the fourth quarter and the increasing significance of CRC as a percentage of MPCI, the Company recorded its initial estimate of the profit or loss for the 2000 crop results in the fourth quarter of 2000. The Company relies on loss information from the field to determine (utilizing a formula established by the RMA) the level of losses that should be considered in estimating the profit or loss during this period.

Certain characteristics of the Company’s crop business may affect comparisons, including: (i) the seasonal nature of the business whereby profits or losses are generally recognized predominately in the fourth quarter of the year; (ii) the nature of crop business whereby losses are known within a one year period; and (iii) the limited amount of investment income associated with crop business. In addition, cash flows from such business differ from cash flows from certain more traditional lines. See “Liquidity and Capital Resources” below. With the Company’s increased emphasis on the crop segment, the seasonal and short term nature of the Company’s crop business, as well as the impact on the crop business of weather and other natural perils, may produce more volatility in the Company’s operating results on a quarter to quarter or year to year basis than has historically been the case.

In its property and casualty segment, the Company sold its nonstandard automobile business including Phoenix Indemnity in 1999, transferred its general agency business produced by its Scottsdale office and its transportation business to other carriers in 2000, and in 2001 sold a majority of its remaining property and casualty business. In its crop segment, the Company completed the acquisition of substantially all crop insurance assets and the assumption of certain crop insurance and reinsurance liabilities of Symons International Group, Inc. and affiliates including IGF Insurance Company (collectively referred to as "IGF") on June 6, 2001. See “Acquisition of IGF Crop Insurance Assets” below. These transactions are part of the Company’s strategy.

Results of Operations

Three Months and Six Months Ended June 30, 2001
Compared to Three Months and Six Months Ended June 30, 2000

The Company had a net loss of approximately $900,000, or $0.06 per share, for the three months ended June 30, 2001 as compared with a net loss of approximately $500,000, or $0.04 per share, for the three months ended June 30, 2000. During the six months ended June 30, 2001 the Company had a net loss of approximately $4.7 million, or $0.33 per share, as compared with a net loss of approximately $2.4 million, or $0.17 per share, for the same period in 2000. The increase in the net loss was primarily attributable to a decrease in net investment income and net realized capital gains.

The crop segment underwriting loss was approximately $169,000 and $1.0 million for the three months and six months ended June 30, 2001, respectively. During the three months ended June 30, 2000 the crop segment underwriting income was approximately $134,000 and for the six months ended June 30, 2000 the crop segment underwriting loss was approximately $2.0 million.

The underwriting loss for the three months and six months ended June 30, 2001 included adjustments of approximately $500,000 and $1.1 million, respectively, related to 2000 crop year results. These adjustments included a decrease in the estimated 2000 year MPCI profit share that was partially offset by lower operating costs primarily comprised of a decrease in related reinsurance costs and agency contingent commissions.

The Company's crop segment results for the six months ended June 30, 2000 included charges of $4.0 million related to the settlement of the class action suit by rice producers. Additionally, the three and six months ended June 30, 2000 results include approximately $2.0 million and $6.9 million, respectively, in underwriting charges related to loss development resulting from higher than expected payments on the settlement of CRCPlus losses. This was partially offset by $2.6 million and $9.3 million in underwriting profits recognized in the three and six months ended June 30, 2000, respectively, primarily related to an increase in the estimated 1999 MPCI profit share.

The Company recorded several adjustments in the property and casualty insurance segment that were the primary cause of the underwriting loss in the first six months of 2001. These included severance costs of approximately $1.3 million associated with the run-off of the property and casualty lines of business. Ceded reinsurance premium for certain property insurance lines were below minimum levels established in reinsurance contracts, requiring the Company to recognize a contractually established minimum premium resulting in additional reinsurance costs of approximately $1.4 million. The third principal cause effecting the 2001 results was prior year adverse loss development of approximately $800,000 and abnormally high current accident year loss ratios in certain sold property and casualty programs.

During the past three years, the Company discontinued a majority of the property and casualty insurance business. In March 2001, the Company sold a significant portion of its property and casualty business to Insurance Corporation of Hannover and in May 2001, the Company sold several of the remaining lines of business to McM Corporation and to American Reliable Insurance Company (See “Sale of Subsidiaries and Property and Casualty Business” below). During the six months ended June 30, 2001 the Company had net written premium of $7.3 million related to remaining programs not previously sold or discontinued. The Company continues to explore options to reduce the remaining property and casualty business.

Liquidity and Capital Resources

The Company has included a discussion of the liquidity and capital resources requirement of the Company and the Company’s insurance subsidiaries.

The Company - Parent Only

As an insurance company, the Company’s assets consist primarily of the capital stock of its subsidiaries, a surplus note issued by one of its insurance company subsidiaries and investments held at the holding company level. The Company’s primary sources of liquidity are receipts from interest payments on a surplus note, payments from the profit sharing agreement with American Agrisurance, the Company’s wholly owned subsidiary which operates as the general agent for the Company’s crop insurance programs, tax sharing payments from its subsidiaries, investment income from, and proceeds from the sale of, holding company investments, and dividends and other distributions from subsidiaries of the Company. The Company’s liquidity needs are primarily to service debt, pay operating expenses and taxes and make investments in subsidiaries.

At June 30, 2001 the Company has $16.0 million in cash, short-term investments and fixed maturity securities. Additionally, the Company has $33.1 million of restricted short-term investments. The restricted short-term investments is comprised of investments deposited with a trustee for the Company’s issuance of an outstanding letter of credit relating to reinsurance coverage on certain crop insurance products. These funds will become available to the Company over the next six years. The Company also holds a surplus note for $20 million issued by Acceptance Insurance Company, bearing interest at the rate of 9% per annum payable quarterly. Although repayment of all or part of the principal of the surplus note requires prior insurance department approval, no prior approval of interest payment is currently required.

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

In 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the “Issuer Trust”) issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). The Company owns all of the common securities (the “Common Securities”) of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust’s assets. The assets of the Issuer Trust consist solely of the Company’s 9% Junior Subordinated Debentures due 2027 which were issued in 1997 in an amount equal to the Preferred Securities and the Common Securities. Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemptive provisions, all described in the Junior Debenture Indenture. At June 30, 2001, the Company had $94.875 million outstanding at a weighted average interest cost of 9.1%. During the three and six months ended June 30, 2001 the Company paid $4.3 million of interest on the Preferred Securities. During the three and six months ended June 30, 2000 the Company paid $2.1 million and $4.3 million, respectively, of interest on the Preferred Securities.

As of June 30, 2001, the Company has a Security and Letter Loan Agreement for $33.1 million. The entire facility was reserved for an outstanding letter of credit and, accordingly, no borrowings were permitted under such facility.

During the second quarter of 2001 and in connection with the planned sale of Acceptance Casualty Insurance Company (“ACIC”) the Company’s $20 million surplus note with ACIC was forgiven and ACIC issued a dividend to the Company of approximately $9.1 million. At closing in the third quarter of 2001 the Company received $10.2 million in cash from the sale of ACIC. (See “Sale of Subsidiaries and Property and Casualty Business” below). These proceeds were used in the acquisition of IGF crop insurance assets (See “Acquisition of IGF Crop Insurance Assets” below).

The Company believes it has the cash and short-term investments available to meet its short-term capital needs. The Company, however, continually reviews its capital needs and the surplus needs of the Insurance Companies and from time to time may seek additional funding which may include, among other things, an account receivable financing at the Insurance Companies level, arranging a new bank line of credit, or a placement of equity or debt securities.

Insurance Companies

The principal liquidity needs of the Insurance Companies are to fund losses and loss adjustment expense payments and to pay underwriting expenses, including commissions and other expenses. The available sources to fund these requirements are net premiums received and, to a lesser extent, cash flows from the Company’s investment activities, which together have been adequate to meet such requirements on a timely basis. The Company monitors the cash flows of the Insurance Companies and attempts to maintain sufficient cash to meet current operating expenses, and to structure its investment portfolio at a duration which approximates the estimated cash requirements for the payments of loss and loss adjustment expenses.

The Company’s portfolio is primarily comprised of fixed maturities, short-term investments and restricted short-term investments that constituted approximately 69%, 16% and 11%, respectively, of the Company’s investments at June 30, 2001. The composition of the fixed maturities changed during 2001 as most of the municipal securities and mortgage-backed securities were liquidated and proceeds invested primarily in U.S. Treasury securities. The effective duration of the portfolio, including preferred stocks, is approximately 2.4 years as of June 30, 2001.

Cash flows from the Company’s crop business differs in certain respects from cash flows associated with more traditional property and casualty lines. MPCI premiums are not received from farmers until the covered crops are harvested, and when received are remitted within approximately 30 days of receipt by the Company in full to the government. Covered losses are paid by the Company during the growing season as incurred, with such expenditures reimbursed by the government within three business days. Policy acquisition and administration expenses are paid by the Company as incurred during the year. The Company periodically throughout the year receives a payment in reimbursement of its policy acquisition and administration expenses.

The Company’s profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. The Company receives a profit share in cash, with 60% of the amount in excess of 17.5% of its MPCI Retention (as defined in the profit sharing agreement) in any year carried forward to future years, or it must pay its share of losses. The Company received $46.3 million in net payments under the MPCI program during the six months ended June 30, 2001 and $62.0 million for the same period in 2000.

Changes in Financial Condition

The Company’s stockholders’ equity decreased by approximately $2.5 million from December 31, 2000 to June 30, 2001. The principal components of this decrease was a net loss of $4.7 million for the six months ended June 30, 2001 partially offset by a decrease in the unrealized loss on available-for-sale securities, net of tax, from $4.4 million at December 31, 2000 to $2.5 million at June 30, 2001.

Consolidated Cash Flows

Cash used by operating activities was $13.1 million for the six months ended June 30, 2001 as compared to cash used of $28.5 million for the six months ended June 30, 2000. The Company received net payments under the MPCI program of $46.3 million and $62.0 million for the six months ended June 30, 2001 and 2000, respectively. Offsetting these are negative cash flows from the property and casualty segment related to the run-off of operations. The Company expects negative cash flow from its property and casualty segment as the operations continues to run-off and as losses and loss adjustment expense reserves are settled. The Company has positioned its portfolio to be able to meet these liquidity needs.

Inflation

The Company does not believe that inflation has had a material impact on its financial condition or the results of operations.

Sale of Subsidiaries and Property and Casualty Business

In April 2000, the Company signed a definitive agreement to sell Redland Insurance Company (“Redland”) to Clarendon National Insurance Company (“Clarendon”). This sale closed effective as of July 1, 2000. The transaction included the appointment of other Company subsidiaries as a producer and administrator for the business the Company writes through Redland. The Company also reinsures certain portions of the business written by Redland. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries, to a wholly-owned subsidiary of Acceptance Insurance Companies Inc. At June 30, 2001, approximately $88.0 million of fixed maturities available-for-sale and $7.1 million of short-term investments were pledged to Clarendon to secure the Company’s obligations under reinsurance agreements. The Company is obligated for any of Redland’s uncollectible amounts from reinsurers and agents for the business under these reinsurance agreements.

In March 2001, the Company announced that it had sold a significant portion of its property and casualty business to Insurance Corporation of Hannover (“ICH”). The terms of the agreement included the sale of selected lines of business, a reinsurance treaty whereby the unearned premium and any additional premiums for these selected lines would be reinsured by ICH, and the transfer of certain employees to ICH. Additionally, the Company’s right to repurchase Redland under the agreement between the Company and Clarendon, an affiliate of ICH, was waived.

In May 2001 the Company agreed to sell two wholly-owned insurance companies to McM Corporation, a Raleigh, North Carolina based insurance holding company (“McM”). The two companies, Acceptance Indemnity Insurance Company (“AIIC”) and Acceptance Casualty Insurance Company (“ACIC”), underwrote only property and casualty insurance. This sale closed effective as of July 1, 2001. The sale was a cash transaction of approximately $20.4 million and will result in a realized gain in the third quarter of 2001 of approximately $375,000. The Company also reinsures certain portions of the business written by AIIC and ACIC. At closing, approximately $10.5 million of fixed maturities available-for-sale were pledged to McM to secure the Company’s net obligations under the reinsurance agreements.

In addition, effective as of May 1, 2001, McM purchased a selected portfolio of the Company’s property and casualty insurance programs. Also effective May 1, 2001, the Company sold its Farm and Ranch and Flood insurance programs to American Reliable Insurance Company of Scottsdale, Arizona. The terms of these agreements included the sale of these selected lines of business, a reinsurance treaty whereby the unearned premium and any additional premiums for these selected lines would be reinsured by the buyers, and the transfer of certain employees to the buyers.

As of May 1, 2001 the Company engaged Berkley Risk Administrators Company (“BRAC”) to manage the adjustment and completion of all remaining property and casualty claims. BRAC has employed certain persons previously employed by the Company.

Acquisition of IGF Crop Insurance Assets

On June 6, 2001 the Company completed the acquisition of substantially all crop insurance assets and the assumption of certain crop insurance and reinsurance liabilities of Symons International Group, Inc. and affiliates including IGF Insurance Company (collectively referred to as "IGF"). The Company paid approximately $27.4 million at closing and agreed to make deferred payments of up to an additional $9.0 million, which included amounts for non-competition agreements, prospective reinsurance agreements, and property and equipment. Additionally, the Company will reimburse IGF for certain costs related to the 2001 crop season. The Company funded the acquisition with internally generated resources, including proceeds from the sale of certain property and casualty assets. During 2000, IGF's gross crop insurance premiums, including MPCI subsidies, totaled approximately $241 million and the Company's gross crop insurance premiums for the same period totaled approximately $435 million. Pro forma results for net loss and net loss per share would not be materially different than reported as the Company records its initial estimate of the MPCI profit or loss in the fourth quarter (See "General" above).

The acquisition was accounted for by the purchase method of accounting and, accordingly, the statements of consolidated income include the acquired crop results beginning June 6, 2001. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. The Company's preliminary purchase price allocation included $19.7 million of goodwill and $10.2 million of intangible assets. The allocation of the purchase price is subject to revision based upon final determination of fair values.

Goodwill is being amortized over 15 years. However, upon adoption of SFAS No. 142 on January 1, 2002 the Company anticipates that the goodwill will no longer be amortized. In accordance with SFAS No. 142 the goodwill will be tested for impairment at least annually.

The Company was served in July 2001 with a complaint naming it as one of the defendants in a suit related to this transaction. See "Part II Other Information - Item 1. Legal Proceedings."

Recent Statement of Financial Accounting Standards

Statements of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and to measure all derivatives at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS No. 133, hedging relationships may be redesignated, and securities held to maturity may be transferred to available-for-sale or trading. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments, hedging activities and decisions made by the Derivatives Implementation Group. The impact on the Company's financial statements related to the adoption of SFAS No. 133, SFAS No. 137 and SFAS No. 138 is not significant.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations", and Statement No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and specifies the criteria for recognition of intangible assets separately from goodwill.

SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company is required to implement SFAS No. 142 on January 1, 2002 and has not determined the full impact that this statement will have on its consolidated financial position or results of operations.

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

PART I.
ITEM 3.

Quantitative and Qualitative Disclosure about Market Risk

The Company’s balance sheet includes a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. The Company currently has interest rate risk as it relates to its fixed maturity securities and equity price risk as it relates to its marketable equity securities. In addition, the Company is also subject to interest rate risk at the time of refinancing as it relates to its mandatorily redeemable Preferred Securities. The Company’s market risk sensitive instruments are entered into for purposes other than trading.

At June 30, 2001 and December 31, 2000, the Company had $215.5 million and $234.9 million, respectively, of fixed maturity investments and mortgage loans and $10.5 million and $17.6 million, respectively, of marketable equity securities that were subject to market risk. The Company’s investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk. In addition, the Company has the ability to hold its fixed maturity investments until maturity and therefore would not expect to realize a material adverse impact on income or cash flows.

The Company’s Preferred Securities of $94.875 million at June 30, 2001 and December 31, 2000 mature in August 2027 and are redeemable at the Company’s option in September 2002. The Company will continue to monitor the interest rate environment and evaluate refinancing opportunities as the redemption and maturity date approaches.

The Company uses two models to analyze the sensitivity of its market risk assets and liabilities. For its fixed maturity securities, mortgage loans and mandatorily redeemable Preferred Securities, the Company uses duration modeling to calculate changes in fair value. For its marketable equity securities, the Company uses a hypothetical 20% decrease in the fair value of these securities. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because fair values of securities may be affected by credit concerns of the issuer, prepayment speeds, liquidity of the security and other general market conditions. The sensitivity analysis duration model used by the Company produces a loss in fair value of $5.2 million and $5.9 million on its fixed maturity securities and mortgage loan and a gain in fair value of $7.7 million and $5.8 million on its mandatorily redeemable Preferred Securities as of June 30, 2001 and December 31, 2000, respectively, based on a 100 basis point increase in interest rates. The hypothetical 20% decrease in fair value of the Company’s marketable equity securities produces a loss in fair value of $2.1 million and $3.5 million as of June 30, 2001 and December 31, 2000, respectively.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In re Acceptance Insurance Companies Securities Litigation (USDC, Nebraska, Master File No. 8:99CV547) In December 1999 the Company was sued in the United States District Court for the District of Nebraska. Plaintiffs alleged the Company knowingly and intentionally understated the Company’s liabilities in order to maintain the market price of the Company’s common stock at artificially high levels and made untrue statements of material fact, and sought compensatory damages, interest, costs and attorney fees. In February 2000 other plaintiffs sued the Company in the same Court, alleging the Company intentionally understated liabilities in a registration statement filed in conjunction with the Company’s Redeemable Preferred Securities.

The Court consolidated these suits in April 2000 and Plaintiffs subsequently filed a consolidated class action complaint. Plaintiffs sought to represent a class consisting of all persons who purchased either Company common stock between March 10, 1998 and November 16, 1999, or AICI Capital Trust Preferred Securities between the July 29, 1997 public offering and November 25, 1999. In the consolidated complaint Plaintiffs alleged violation of Section 11 of the Securities Act of 1933 through misrepresentation or omission of a material fact in the registration statement for the trust preferred securities, and violation of Section 10b of the Securities Exchange Act of 1934 and Rule 10b-5 of the U.S. Securities and Exchange Commission through failure to disclose material information between March 10, 1998 and November 16, 1999. The Company, three of its former officers, the Company’s Directors and independent accountants and other individuals, as well as the financial underwriters for the Company’s preferred securities, were defendants in the consolidated action.

On March 2, 2001 the Court entered an order dismissing all claims alleging violations of Section 11 of the Securities Act, and dismissing the Company’s Directors, financial underwriters, independent accountants and others as defendants in this action. The Court also ruled that certain of Plaintiffs’ allegations regarding the remaining defendants’ alleged failure to properly report contingent losses attributable to Montrose failed to state a claim under Section 10b and Rule 10b-5. In two subsequent rulings, the Court and Magistrate Judge clarified the March 2 ruling to specify which of Plaintiffs’ Montrose-related allegations failed to state a Section 10b and Rule 10b-5 claim. As a result of these three rulings, the litigation has been reduced to a claim the Company and three of its former officers, during the period from August 14, 1997 to November 16, 1999, failed to disclose adequately information about various aspects of the Company’s operations, including information relating to the Company’s exposure after January 1, 1997 to losses resulting from the Montrose decision. Plaintiffs seek compensatory damages, reasonable costs and expenses incurred in this action and such other and such further relief as the Court may deem proper. On August 6, 2001 the Magistrate Judge granted Plaintiffs’ Motion for Class Certification and scheduled a conference to address discovery, scheduling and other preliminary matters.

The Company intends to vigorously contest this action and believes Plaintiffs’ allegations are without merit. Nevertheless, the ultimate outcome of this action cannot be predicted at this time and the Company currently is unable to determine the potential effect of this litigation on its financial position, results of operations or cash flows.

Acceptance Insurance Companies Inc. et al. adv. Mutual Service Casualty Insurance Company, (USDC, SD, Indiana; Civil Action IP01-0918 C –M/S) In July, 2001 the Company was served with a Complaint filed in the United States District Court for the Southern District of Indiana by Mutual Service Casualty Insurance Company (“MSCI”). Other defendants in this action include IGF Insurance Company (“IGF”), Symons International Group, Inc. and several of their corporate and individual affiliates. MSCI alleges IGF reinsured it in conjunction with an agricultural production interruption insurance program (the “AgPI Program”), that IGF failed to perform its obligations and that an arbitration and suit in New Jersey federal court both were pending between MSCI and IGF regarding the AgPI Program.

In the Indiana suit MSCI contends the Company failed to pay IGF fair equivalent value for the crop insurance assets the Company purchased from IGF as of June 6, 2001 and assisted other defendants to hinder, delay or defraud MSCI in violation of the Indiana Fraudulent Transfers Act. MSCI sought a preliminary injunction prohibiting IGF and its affiliates from disposing of any proceeds received from the Company in conjunction with the Company’s purchase of the IGF crop insurance assets, and also prohibiting the Company from disposing of any of the crop insurance assets it purchased from IGF. MSCI also seeks a judgment voiding the asset sale and purchase IGF and the Company completed June 6, 2001, declaring all defendants directly responsible to MSCI for the obligations of IGF and awarding any other legal or equitable relief permitted by law.

On August 2 and 3 the Court held an evidentiary hearing on MSCI's request for a preliminary injunction. During the hearing the Court accepted documentary evidence and heard extensive testimony from various witnesses. At the conclusion of the hearing the Court orally denied MSCI's request for a preliminary injunction.

The Company has and will continue to vigorously contest all allegations of MSCI concerning the Company’s actions in conjunction with its purchase of substantially all crop insurance assets of IGF and believes the MSCI allegations are without merit. Nevertheless, the ultimate outcome of this action cannot be predicted at this time and the Company currently is unable to determine the potential effect of this litigation on its financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

The Registrant’s Annual Meeting of shareholders was held on May 24, 2001, and the following matters were submitted to a vote of shareholders at such Annual Meeting.

At the Annual Meeting, nine Directors nominees were elected by shareholders to serve as Directors until the next Annual Meeting of shareholders, and until their successors are named. The number of votes for each such Director and the number of votes withheld for each Director are set forth below:

Name	Number of Votes
	For	Withheld
Myron L. Edleman	13,464,806	199,197
Edward W. Elliott, Jr.	13,464,294	199,709
John E. Martin	13,224,900	439,103
Michael R. McCarthy	13,559,181	104,822
John P. Nelson	13,220,365	443,638
R. L. Richards	13,465,068	198,935
David L. Treadwell	13,463,439	200,564
Doug T. Valassis	13,464,498	199,505
Richard L. Weill	13,569,841	94,162

Also submitted to shareholders at such Annual Meeting was a proposal to ratify the appointment of Deloitte and Touche LLP as the Company’s principal independent public accountants for 2001. The voting results of such proposal are as follows:

FOR	13,633,262
AGAINST	23,146
ABSTAIN	7,595

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index.

(b)	Form 8-K

The following Current Reports on Form 8-K have been filed during the last fiscal quarter of the period covered by this report.

	Financial Statements	Date of
Item	Filed	Report

Item 5. Other Events.	No	April 12, 2001

Item 5. Other Events.	No	May 1, 2001

Item 5. Other Events.	No	May 9, 2001

Item 5. Other Events.	No	May 23, 2001

Item 5. Other Events.	No	May 24, 2001

Item 5. Other Events.	No	June 6, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCEPTANCE INSURANCE COMPANIES INC.

By	/s/ John E. Martin	Dated: August 10, 2001
John E. Martin
President and Chief Executive Officer

By	/s/ Dwayne D. Hallman	Dated: August 10, 2001
Dwayne D. Hallman
Chief Financial Officer and Treasurer

ACCEPTANCE INSURANCE COMPANIES INC.
QUARTERLY REPORT ON FORM 10-Q
SIX MONTHS ENDED JUNE 30, 2001

EXHIBIT INDEX

NUMBER	EXHIBIT DESCRIPTION

NONE