Form 10-Q
period 2001-09-30
ACCEPTANCE INSURANCE COMPANIES INC
filed 2001-11-14
CIK 74783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001
Commission File Number 1-7461

ACCEPTANCE INSURANCE COMPANIES INC.
(Exact name of registrant as specified in its charter)

                                               Delaware                                                          31-0742926
                                   (State or other jurisdiction of                                      (I.R.S. Employer
                                    incorporation or organization)                                  Identification Number)

                                      535 West Broadway
                                      Council Bluffs, Iowa                                                      51503
                                (Address of principal executive offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code:
(712) 328-3918

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

                YES    X                  NO ____

The number of shares of each class of the Registrant’s common stock outstanding on November 7, 2001 was:

             Class of Common Stock                                     No. of Shares Outstanding
         Common Stock, $.40 Par Value                                       14,427,259

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements:

                     Consolidated Balance Sheets
                     September 30, 2001 and December 31, 2000

                     Consolidated Statements of Operations
                     Three Months and Nine Months Ended September 30, 2001 and 2000

                     Consolidated Statements of Cash Flows
                     Nine Months Ended September 30, 2001 and 2000

                     Notes to Interim Consolidated Financial Statements

Item 2.          Management's Discussion and Analysis of Financial Condition and
                     Results of Operations

Item 3.          Quantitative and Qualitative Disclosure about Market Risk

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

Item 6.          Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (dollars in thousands except share data)

ASSETS	September 30, 2001	December 31, 2000
Investments:		
Fixed maturities available-for-sale, at fair value	$ 190,141	$ 226,541
Marketable equity securities available-for-sale, at fair value	10,209	17,638
Mortgage loan	-	8,400
Real estate	3,055	3,055
Short-term investments, at cost, which approximates market	126,322	55,599
Restricted short-term investments, at cost, which approximates market	33,050	33,050
	362,777	344,283
Cash	11,932	10,700
Receivables, net	246,006	130,631
Reinsurance recoverable on unpaid losses and loss adjustment expenses	368,589	383,979
Prepaid reinsurance premiums	25,541	11,314
Property and equipment, net	16,628	16,458
Deferred policy acquisition costs	-	7,219
Excess of cost over acquired net assets	31,737	17,661
Deferred income tax	35,737	31,003
Other assets	50,307	10,734
	$ 1,149,254	$ 963,982
LIABILITIES AND STOCKHOLDERS' EQUITY		
Losses and loss adjustment expenses	$ 562,470	$ 617,891
Unearned premiums	27,703	34,772
Amounts payable to reinsurers	248,565	15,418
Accounts payable and accrued liabilities	61,276	37,957
Company-obligated mandatorily redeemable Preferred Securities of AICI Capital Trust, holding solely Junior Subordinated Debentures of the Company	94,875	94,875
Total liabilities	994,889	800,913
Common stock subject to redemption	2,626	2,588
Commitments and contingencies		
Stockholders' equity:		
Preferred stock, no par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $.40 par value, 40,000,000 shares authorized; 15,657,175 and 15,547,853 shares issued	6,263	6,219
Capital in excess of par value	199,575	199,112
Accumulated other comprehensive income (loss), net of tax	622	(4,365)
Retained earnings (accumulated deficit)	(25,819)	(11,621)
Common stock subject to redemption	(2,626)	(2,588)
Treasury stock, at cost, 1,209,520 shares	(26,047)	(26,047)
Contingent stock, 20,396 shares	(229)	(229)
Total stockholders' equity	151,739	160,481
	$ 1,149,254	$ 963,982

The accompanying notes are an integral part of the interim consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
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

The Company’s results may be influenced by factors influencing the insurance industry generally and which are largely beyond the Company’s control. Such factors include (a) weather-related catastrophes; (b) taxation and regulatory changes at both the federal and state level; (c) changes in industry standards regarding rating and policy forms; (d) significant changes in judicial attitudes towards one or more types of liability claims; (e) the cyclical nature of pricing in the industry (f) changes in reinsurance pricing; and (g) changes in the rate of inflation, interest rates and general economic conditions. The Company’s crop insurance results are particularly subject to wide fluctuations because of weather factors influencing crop harvests and commodity prices. With the Company’s increased emphasis on the crop segment, the seasonal and short term nature of the Company’s crop business, as well as the impact on the crop business of weather and other natural perils, may produce more volatility in the Company’s operating results on a quarter to quarter or year to year basis than has historically been the case.

Principles of Consolidation – The Company’s consolidated unaudited financial statements include the accounts of its majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

Management’s Opinion – The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company’s financial position as of September 30, 2001 and December 31, 2000, and the results of operations for the three months and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000.

Statements of Cash Flows – The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of September 30, 2001 approximately $48.7 million of short-term investments had maturity dates at acquisition of greater than three months. Restricted short-term investments are not considered a cash equivalent.

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

Reclassifications – Certain prior period amounts have been reclassified to conform with current year presentation.

2. INVESTMENTS

The amortized cost and related estimated fair values of investments in the accompanying balance sheets are as follows:

Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2001:				
Fixed maturities available-for-sale:				
U.S. Treasury and government securities	$ 176,370	$ 5,573	$ 2	$ 181,941
Other debt securities	8,869	42	711	8,200
	$ 185,239	$ 5,615	$ 713	$ 190,141
Marketable equity securities - preferred stock	$ 8,677	$ -	$ 1,118	$ 7,559
Marketable equity securities - common stock	$ 5,475	$ -	$ 2,825	$ 2,650
December 31, 2000:				
Fixed maturities available-for-sale:				
U.S. Treasury and government securities	$ 166,827	$ 1,126	$ 1,444	$ 166,509
States, municipalities and political subdivisions	42,415	181	247	42,349
Mortgage-backed securities	9,617	-	423	9,194
Other debt securities	9,373	9	893	8,489
	$ 228,232	$ 1,316	$ 3,007	$ 226,541
Marketable equity securities - preferred stock	$ 14,450	$ -	$ 1,647	$ 12,803
Marketable equity securities - common stock	$ 8,211	$ 206	$ 3,582	$ 4,835

3. INCOME TAXES

The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes. The primary components of the Company’s deferred tax assets and liabilities as of September 30, 2001 and December 31, 2000, respectively, follow:

Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements for the nine months ended September 30, 2001 and 2000, as follows:

4. INSURANCE PREMIUMS AND CLAIMS

Insurance premiums written and earned by the Company’s insurance subsidiaries for the three months and nine months ended September 30, 2001 and 2000 are as follows:

Insurance losses and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of $263.9 million and $146.2 million for the three months ended September 30, 2001 and 2000, respectively. Insurance losses and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of $498.0 million and $298.2 million for the nine months ended September 30, 2001 and 2000, respectively.

5. BANK BORROWINGS

As of September 30, 2001, the Company has a Security and Letter Loan Agreement for $33.1 million. The entire facility was reserved for an outstanding letter of credit and, accordingly, no borrowings were permitted under such facility.

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

Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and can be called at par value after September 30, 2002, all as described in the Junior Debenture Indenture. At September 30, 2001 the Company had Preferred Securities of $94.875 million outstanding at a weighted average interest cost of 9.1%. During the three months ended September 30, 2001 no interest for the third quarter was paid on the Preferred Securities as the distribution of such interest was due and paid on October 1, 2001. During the nine months ended September 30, 2001 the Company paid $4.3 million of interest on the Preferred Securities. During the three and nine months ended September 30, 2000 the Company paid $2.1 million and $6.4 million, respectively, of interest on the Preferred Securities.

7. NET LOSS PER SHARE

The net loss per share for both basic and diluted for the three months and nine months ended September 30, 2001 and 2000 are as follows:

Contingent stock and stock options were not included in the above calculations due to their antidilutive nature.

8. OTHER COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. Other comprehensive income (loss) determined in accordance with SFAS No.130 for the three months and nine months ended September 30 are as follows:

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 in the financial statements included in the Company’s 2000 Form 10-K). Management evaluates the performance of and allocates its resources to its operating segments based on underwriting earnings (loss). Management does not utilize assets as a significant measurement tool for evaluating segments.

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

Segment insurance premiums earned and segment underwriting earnings (loss) for the three months and nine months ended September 30, are as follows:

10. SALE OF SUBSIDIARIES AND PROPERTY AND CASUALTY BUSINESS

In April 2000, the Company signed a definitive agreement to sell Redland Insurance Company (“Redland”) to Clarendon National Insurance Company (“Clarendon”). This sale closed effective as of July 1, 2000. The transaction included the appointment of other Company subsidiaries as a producer and administrator for the business the Company writes through Redland. The Company also reinsures certain portions of the business written by Redland. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries, to a wholly-owned subsidiary of Acceptance Insurance Companies Inc. At September 30, 2001, approximately $96.2 million of fixed maturities available-for-sale and $2.4 million of short-term investments were pledged to Clarendon to secure the Company’s obligations under reinsurance agreements. The Company is obligated for any of Redland’s uncollectible amounts from reinsurers and agents for the business under these reinsurance agreements.

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

In May 2001 the Company agreed to sell two wholly-owned insurance companies to McM Corporation, a Raleigh, North Carolina based insurance holding company (“McM”). The two companies, Acceptance Indemnity Insurance Company (“AIIC”) and Acceptance Casualty Insurance Company (“ACIC”), underwrote only property and casualty insurance. This sale closed effective as of July 1, 2001. The sale was a cash transaction of approximately $20.4 million that resulted in a realized gain in the third quarter of 2001 of approximately $375,000. The Company also reinsured certain portions of the business written by AIIC and ACIC. As of September 30, 2001 approximately $11.0 million of fixed maturities available-for-sale were pledged to McM to secure the Company’s net obligations under the reinsurance agreements.

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

11. ACQUISITION OF IGF CROP INSURANCE ASSETS

On June 6, 2001 the Company completed the acquisition of substantially all crop insurance assets and the assumption of certain crop insurance and reinsurance liabilities of Symons International Group, Inc. and affiliates including IGF Insurance Company (collectively referred to as “IGF”). The Company paid approximately $27.4 million at closing and agreed to make deferred payments of up to an additional $9.0 million, which included amounts for non-competition agreements, prospective reinsurance agreements, and property and equipment. Additionally, the Company will reimburse IGF for certain costs related to the 2001 crop season. The Company funded the acquisition with internally generated resources, including proceeds from the sale of certain property and casualty assets. During 2000, IGF’s gross crop insurance premiums, including MPCI subsidies, totaled approximately $241 million and the Company’s gross crop insurance premiums for the same period totaled approximately $435 million. Pro forma results for net loss and net loss per share would not be materially different than reported as the Company records its initial estimate of the MPCI profit or loss in the fourth quarter (See Note 9).

The acquisition was accounted for by the purchase method of accounting and, accordingly, the statements of consolidated income include the acquired crop results beginning June 6, 2001. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company’s management based on information currently available and on current assumptions as to future operations. The Company’s preliminary purchase price allocation included $19.7 million of goodwill and $10.2 million of intangible assets. The allocation of the purchase price is subject to revision based upon final determination of fair values.

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

A variety of events, most of which are outside the Company’s control, cannot be accurately predicted and may materially impact estimates of future operations. Important among such factors are weather conditions, natural disasters, changes in commodity prices, changes in state and federal regulations, price competition impacting premium levels, changes in reinsurance pricing, changes in tax laws, financial market performance, changes in court decisions effecting coverages and general economic conditions.

The Company’s results are significantly, and increasingly impacted by its crop business, particularly its MPCI line. Initial estimated results from the crop lines are not generally recorded until the fourth quarter of the year, after crops are harvested and final market prices are established. Crop segment results are particularly dependent on events beyond the Company’s control, notably weather conditions during the crop growing seasons in the states where the Company writes a substantial amount of its crop insurance, the market price of grains on various commodity exchanges and overall worldwide supply and demand, the continuing globalization of the crop industry and its effect on the export of crops to other countries and the volatility of crop prices resulting from domestic and foreign policy decisions. Additionally, federal regulations governing aspects of crop insurance are frequently modified, and any such changes may impact crop insurance results. With the Company’s increased emphasis on the crop segment, the seasonal and short term nature of the Company’s crop business, as well as the impact on the crop business of weather and other natural perils, may produce more volatility in the Company’s operating results on a quarter to quarter or year to year basis than has historically been the case.

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

In its property and casualty segment, the Company sold its nonstandard automobile business including Phoenix Indemnity in 1999, transferred its general agency business produced by its Scottsdale office and its transportation business to other carriers in 2000, and in 2001 sold a majority of its remaining property and casualty business. In its crop segment, the Company completed the acquisition of substantially all crop insurance assets and the assumption of certain crop insurance and reinsurance liabilities of Symons International Group, Inc. and affiliates including IGF Insurance Company (collectively referred to as “IGF”) on June 6, 2001. See “Acquisition of IGF Crop Insurance Assets” below. These transactions are part of the Company’s strategy.

Results of Operations

Three Months and Nine Months Ended September 30, 2001
Compared to Three Months and Nine Months Ended September 30, 2000

The Company had a net loss of approximately $9.5 million, or $0.66 per share, for the three months ended September 30, 2001 as compared with a net loss of approximately $2.3 million, or $.16 per share, for the three months ended September 30, 2000. During the nine months ended September 30, 2001 the Company had a net loss of approximately $14.2 million, or $0.99 per share, as compared with a net loss of approximately $4.7 million, or $0.33 per share, for the same period in 2000. The increase in the net loss was primarily attributable to a strengthening of property and casualty loss and loss adjustment expense reserves and a decrease in investment income, partially offset by an improvement of crop segment underwriting earnings.

The crop segment underwriting earnings was approximately $1.9 million and $1.0 million for the three months and nine months ended September 30, 2001, respectively. The crop segment underwriting loss was approximately $2.3 million and $4.3 million for the three months and nine months ended September 30, 2000, respectively.

The underwriting earnings for the three and nine months ended September 30, 2001 included approximately $1.9 million from partial reimbursement of research and development costs previously associated with the development of the CRC product. This one-time reimbursement from the FCIC was recorded as a reduction to underwriting expenses. The underwriting earnings for the three months and nine months ended September 30, 2001 included negative adjustments of approximately $200,000 and $1.3 million, respectively, related to 2000 crop year results. These adjustments included a decrease in the estimated 2000 year MPCI profit share that was partially offset by lower operating costs primarily comprised of a decrease in related reinsurance costs and agency contingent commissions.

The Company’s crop segment results for the nine months ended September 30, 2000 included a $4.0 million charge related to the settlement of the class action suit by rice producers, $6.7 million in underwriting charges related to loss development resulting from higher than expected payments on the settlement of 1999 CRCPlus losses, and a $2.2 million underwriting loss on 2000 year crop hail from late season storms in the Midwest. The 2000 results for the crop segment also included approximately $9.5 million in underwriting profits primarily related to an increase in the 1999 MPCI profit share. The crop segment results for the three months ended September 30, 2000 was effected by the $2.2 million underwriting loss on 2000 crop hail.

As stated above, the Company intends to record its initial estimated results for 2001 MPCI and related products in the fourth quarter. The Company is estimating that MPCI premium volume will increase from approximately $375 million in 2000 to approximately $696 million in 2001. Additionally, the Company is estimating the MPCI retained pool will increase from approximately $232 million in 2000 to approximately $500 million in 2001. These increases are primarily related to the IGF acquisition. See “Acquisition of IGF Crop Insurance Assets” below.

The Company’s property and casualty segment results for the three and nine months ended September 30, 2001 included a reserve strengthening of approximately $13.9 million and $14.7 million, respectively. The reserve strengthening was concentrated primarily in the general liability lines of business for accident years 1999 and prior. Additionally, the estimated ultimate loss and loss adjustment expense ratios for the 2001 accident year property and casualty business was increased during the third quarter.

The Company recorded other adjustments in the property and casualty insurance segment that contributed to the underwriting loss in the first nine months of 2001. These included severance costs of approximately $1.3 million associated with the run-off of the property and casualty lines of business. Additionally, ceded reinsurance premium for certain property insurance lines were below minimum levels established in reinsurance contracts, requiring the Company to recognize a contractually established minimum premium resulting in additional reinsurance costs of approximately $1.4 million.

During the past three years, the Company discontinued a majority of the property and casualty insurance business. In March 2001, the Company sold a significant portion of its property and casualty business to Insurance Corporation of Hannover and in May 2001, the Company sold several of the remaining lines of business to McM Corporation and to American Reliable Insurance Company (See “Sale of Subsidiaries and Property and Casualty Business” below). The Company continues to reduce the remaining property and casualty business and expects that any premium earned in 2002 will relate to the run-off of cancelled or discontinued business.

The Company’s net investment income declined from approximately $6.2 million and $17.7 million for the three and nine months ended September 30, 2000 to approximately $3.5 million and $13.6 million for the three and nine months ended September 30, 2001. This decrease in investment income was primarily a result of a significantly lower interest rate environment during 2001 coupled with a decline in the size of the investment portfolio. The Company’s average outstanding portfolio decreased from approximately $420 million for the three and nine months ended September 30, 2000 to $335 million and $350 million for the same periods in 2001, respectively.

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

At September 30, 2001 the Company has $10.2 million in cash, short-term investments and fixed maturity securities. Additionally, the Company has $33.1 million of restricted short-term investments. The restricted short-term investments is comprised of investments deposited with a trustee for the Company’s issuance of an outstanding letter of credit relating to reinsurance coverage on certain crop insurance products. These funds will become available to the Company over the next six years. The Company also holds a surplus note for $20 million issued by Acceptance Insurance Company, bearing interest at the rate of 9% per annum payable quarterly. Although repayment of all or part of the principal of the surplus note requires prior insurance department approval, no prior approval of interest payment is currently required.

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

In 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the “Issuer Trust”) issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). The Company owns all of the common securities (the “Common Securities”) of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust’s assets. The assets of the Issuer Trust consist solely of the Company’s 9% Junior Subordinated Debentures due 2027 which were issued in 1997 in an amount equal to the Preferred Securities and the Common Securities. Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemptive provisions, all described in the Junior Debenture Indenture. At September 30, 2001, the Company had $94.875 million outstanding at a weighted average interest cost of 9.1%. During the three months ended September 30, 2001 no interest was paid for the third quarter on the Preferred Securities as the distribution of such interest was due and paid on October 1, 2001. During the nine months ended September 30, 2001 the Company paid $4.3 million of interest on the Preferred Securities. During the three and nine months ended September 30, 2000 the Company paid $2.1 million and $6.4 million, respectively, of interest on the Preferred Securities.

As of September 30, 2001, the Company has a Security and Letter Loan Agreement for $33.1 million. The entire facility was reserved for an outstanding letter of credit and, accordingly, no borrowings were permitted under such facility.

During the second quarter of 2001 and in connection with the sale of Acceptance Casualty Insurance Company (“ACIC”) the Company’s $20 million surplus note with ACIC was forgiven and ACIC issued a dividend to the Company of approximately $9.1 million. At closing in the third quarter of 2001 the Company received $10.2 million in cash from the sale of ACIC. (See “Sale of Subsidiaries and Property and Casualty Business” below). These proceeds were used in the acquisition of IGF crop insurance assets (See “Acquisition of IGF Crop Insurance Assets” below).

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

The Company’s portfolio is primarily comprised of fixed maturities, short-term investments and restricted short-term investments that constituted approximately 52%, 35% and 9%, respectively, of the Company’s investments at September 30, 2001. The composition of the fixed maturities changed during 2001 as the municipal securities and mortgage-backed securities were liquidated and proceeds invested primarily in U.S. Treasury securities. The effective duration of the portfolio, including preferred stocks, is approximately 1.5 years as of September 30, 2001.

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

The Company’s profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. The Company receives a profit share in cash, with 60% of the amount in excess of 17.5% of its MPCI Retention (as defined in the profit sharing agreement) in any year carried forward to future years, or it must pay its share of losses. The Company received $46.2 million in net payments under the MPCI program during the nine months ended September 30, 2001 and $61.8 million for the same period in 2000.

Changes in Financial Condition

The Company’s stockholders’ equity decreased by approximately $8.7 million from December 31, 2000 to September 30, 2001. The principal components of this decrease was a net loss of $14.2 million for the nine months ended September 30, 2001 partially offset by a decrease in the unrealized loss on available-for-sale securities, net of tax, from $4.4 million at December 31, 2000 to an unrealized gain of $600,000 at September 30, 2001.

Consolidated Cash Flows

Cash provided by operating activities was $39.0 million for the nine months ended September 30, 2001 as compared to $5.8 million for the nine months ended September 30, 2000. The Company received net payments under the MPCI program of $46.2 million and $61.8 million for the nine months ended September 30, 2001 and 2000, respectively. Additionally, at the end of each third quarter the Company has collected significant MPCI premiums that will be remitted to the FCIC in the fourth quarter.

Offsetting the positive cash flows from the crop segment during the nine months ended September 30, 2001 and 2000 are negative cash flows from the property and casualty segment related to the run-off of operations. The Company expects negative cash flow from its property and casualty segment as the operations run-off and the losses and loss adjustment expense reserves are settled. The Company believes it has positioned its portfolio to be able to meet these liquidity needs.

Inflation

The Company does not believe that inflation has had a material impact on its financial condition or the results of operations.

Sale of Subsidiaries and Property and Casualty Business

In April 2000, the Company signed a definitive agreement to sell Redland Insurance Company (“Redland”) to Clarendon National Insurance Company (“Clarendon”). This sale closed effective as of July 1, 2000. The transaction included the appointment of other Company subsidiaries as a producer and administrator for the business the Company writes through Redland. The Company also reinsures certain portions of the business written by Redland. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries, to a wholly-owned subsidiary of Acceptance Insurance Companies Inc. At September 30, 2001, approximately $96.2 million of fixed maturities available-for-sale and $2.4 million of short-term investments were pledged to Clarendon to secure the Company’s obligations under reinsurance agreements. The Company is obligated for any of Redland’s uncollectible amounts from reinsurers and agents for the business under these reinsurance agreements.

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

In May 2001 the Company agreed to sell two wholly-owned insurance companies to McM Corporation, a Raleigh, North Carolina based insurance holding company (“McM”). The two companies, Acceptance Indemnity Insurance Company (“AIIC”) and Acceptance Casualty Insurance Company (“ACIC”), underwrote only property and casualty insurance. This sale closed effective as of July 1, 2001. The sale was a cash transaction of approximately $20.4 million that resulted in a realized gain in the third quarter of 2001 of approximately $375,000. The Company also reinsures certain portions of the business written by AIIC and ACIC. At September 30, 2001 approximately $11.0 million of fixed maturities available-for-sale were pledged to McM to secure the Company’s net obligations under the reinsurance agreements.

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

Acquisition of IGF Crop Insurance Assets

On June 6, 2001 the Company completed the acquisition of substantially all crop insurance assets and the assumption of certain crop insurance and reinsurance liabilities of Symons International Group, Inc. and affiliates including IGF Insurance Company (collectively referred to as “IGF”). The Company paid approximately $27.4 million at closing and agreed to make deferred payments of up to an additional $9.0 million, which included amounts for non-competition agreements, prospective reinsurance agreements, and property and equipment. Additionally, the Company will reimburse IGF for certain costs related to the 2001 crop season. The Company funded the acquisition with internally generated resources, including proceeds from the sale of certain property and casualty assets. During 2000, IGF’s gross crop insurance premiums, including MPCI subsidies, totaled approximately $241 million and the Company’s gross crop insurance premiums for the same period totaled approximately $435 million. Pro forma results for net loss and net loss per share would not be materially different than reported as the Company records its initial estimate of the MPCI profit or loss in the fourth quarter (See “General” above).

The acquisition was accounted for by the purchase method of accounting and, accordingly, the statements of consolidated income include the acquired crop results beginning June 6, 2001. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company’s management based on information currently available and on current assumptions as to future operations. The Company’s preliminary purchase price allocation included $19.7 million of goodwill and $10.2 million of intangible assets. The allocation of the purchase price is subject to revision based upon final determination of fair values.

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

At September 30, 2001 and December 31, 2000, the Company had $190.1 million and $234.9 million, respectively, of fixed maturity investments and mortgage loans and $10.2 million and $17.6 million, respectively, of marketable equity securities that were subject to market risk. The Company’s investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk. In addition, the Company has the ability to hold its fixed maturity investments until maturity and therefore would not expect to realize a material adverse impact on income or cash flows.

The Company’s Preferred Securities of $94.875 million at September 30, 2001 and December 31, 2000 mature in August 2027 and are redeemable at the Company’s option in September 2002. The Company will continue to monitor the interest rate environment and evaluate refinancing opportunities as the redemption and maturity date approaches.

The Company uses two models to analyze the sensitivity of its market risk assets and liabilities. For its fixed maturity securities, mortgage loans and mandatorily redeemable Preferred Securities, the Company uses duration modeling to calculate changes in fair value. For its marketable equity securities, the Company uses a hypothetical 20% decrease in the fair value of these securities. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because fair values of securities may be affected by credit concerns of the issuer, prepayment speeds, liquidity of the security and other general market conditions. The sensitivity analysis duration model used by the Company produces a loss in fair value of $2.8 million and $5.9 million on its fixed maturity securities and mortgage loan and a gain in fair value of $6.5 million and $5.8 million on its mandatorily redeemable Preferred Securities as of September 30, 2001 and December 31, 2000, respectively, based on a 100 basis point increase in interest rates. The hypothetical 20% decrease in fair value of the Company’s marketable equity securities produces a loss in fair value of $2.0 million and $3.5 million as of September 30, 2001 and December 31, 2000, respectively.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In re Acceptance Insurance Companies Securities Litigation (USDC, Nebraska, Master File No. 8:99CV547). In December 1999 the Company was sued in the United States District Court for the District of Nebraska. Plaintiffs alleged the Company knowingly and intentionally understated the Company’s liabilities in order to maintain the market price of the Company’s common stock at artificially high levels and made untrue statements of material fact, and sought compensatory damages, interest, costs and attorney fees. In February 2000 other plaintiffs sued the Company in the same Court, alleging the Company intentionally understated liabilities in a registration statement filed in conjunction with the Company’s Redeemable Preferred Securities.

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

On March 2, 2001 the Court entered an order dismissing all claims alleging violations of Section 11 of the Securities Act, and dismissing the Company’s Directors, financial underwriters, independent accountants and others as defendants in this action. The Court also ruled that certain of Plaintiffs’ allegations regarding the remaining defendants’ alleged failure to properly report contingent losses attributable to Montrose failed to state a claim under Section 10b and Rule 10b-5. In two subsequent rulings, the Court and Magistrate Judge clarified the March 2 ruling to specify which of Plaintiffs’ Montrose-related allegations failed to state a Section 10b and Rule 10b-5 claim. As a result of these three rulings, the litigation has been reduced to a claim the Company and three of its former officers, during the period from August 14, 1997 to November 16, 1999, failed to disclose adequately information about various aspects of the Company’s operations, including information relating to the Company’s exposure after January 1, 1997 to losses resulting from the Montrose decision. Plaintiffs seek compensatory damages, reasonable costs and expenses incurred in this action and such other and such further relief as the Court may deem proper. On August 6, 2001 the Magistrate Judge granted Plaintiffs’ Motion for Class Certification. Discovery has commenced and is proceeding in accordance with a schedule established by the Court. A tentative trial date has not been scheduled.

The Company intends to vigorously contest this action and believes Plaintiffs’ allegations are without merit. Nevertheless, the ultimate outcome of this action cannot be predicted at this time and the Company currently is unable to determine the potential effect of this litigation on its financial position, results of operations or cash flows.

Acceptance Insurance Companies Inc. et al. adv. Mutual Service Casualty Insurance Company, (USDC, SD, Indiana; Civil Action IP01-0918 C –M/S). In July 2001 the Company was served with a Complaint filed in the United States District Court for the Southern District of Indiana by Mutual Service Casualty Insurance Company (“MSCI”). Other defendants in this action include IGF Insurance Company (“IGF”), Symons International Group, Inc. and several of their corporate and individual affiliates. MSCI alleges IGF reinsured it in conjunction with an agricultural production interruption insurance program (the “AgPI Program”), that IGF failed to perform its obligations and that an arbitration and suit in New Jersey federal court both were pending between MSCI and IGF regarding the AgPI Program.

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

On August 2 and 3, 2001 the Court held an evidentiary hearing on MSCI’s request for a preliminary injunction. During the hearing the Court accepted documentary evidence and heard extensive testimony from various witnesses. At the conclusion of the hearing the Court orally denied MSCI’s request for a preliminary injunction. The Court subsequently entered a case management order indicating the anticipated trial date in March 2003.

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

                                                                   Financial Statements                           Date of
                     Item                                                  Filed                                        Report

         Item 5. Other Events.                           No                                                  August 6, 2001

         Item 5. Other Events.                           No                                                  August 10, 2001

         Item 5. Other Events.                           No                                                 August 16, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCEPTANCE INSURANCE COMPANIES INC.

By    /s/ John E. Martin                                                                        Dated: November 9, 2001
         John E. Martin
         President and Chief Executive Officer

By   /s/ Dwayne D. Hallman                                                                Dated: November 9, 2001
        Dwayne D. Hallman
        Chief Financial Officer and Treasurer

ACCEPTANCE INSURANCE COMPANIES INC.
QUARTERLY REPORT ON FORM 10-Q
NINE MONTHS ENDED SEPTEMBER 30, 2001

EXHIBIT INDEX

NUMBER                           EXHIBIT DESCRIPTION

NONE