Form 10-K
period 2001-12-31
ACCEPTANCE INSURANCE COMPANIES INC
filed 2002-04-01
CIK 74783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

OR

 [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001
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

           The aggregate market value of the Registrant's voting stock held by nonaffiliates (10,179,167 shares) on March 18, 2002 was $55,476,461.

           The number of shares of each class of the Registrant's common stock outstanding on March 18, 2002 was:

Class of Common Stock	No. of Shares Outstanding
Common Stock, $.40 Par Value	14,438,935

DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the Proxy Statement for the Registrant's 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

          Catastrophic Coverage ("CAT"): The minimum available level of Multi-Peril Crop Insurance, providing coverage for 50% of a producer's historical yield for eligible crops at 55% of the price established annually by RMA.

          Combined Ratio: The sum of the expense ratio and the loss ratio determined in accordance with GAAP or SAP.

          Crop Revenue Coverage ("CRC"): An extension of the MPCI program that provides a producer of crops with varying levels of insurance protection against loss of revenues caused by changes in crop prices, low yields, or a combination of the two.

          Crop Revenue CoveragePlus ("CRCPlus"): An endorsement to CRC that allows the agricultural producer to increase the base price of the underlying CRC policy by a specific amount. Unlike CRC, however, CRCPlus coverages are not subsidized or reinsured by the federal government.

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

        Federal Crop Insurance Corporation ("FCIC"): A wholly owned government corporation administered by the Risk Management Agency within USDA.

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

        Incurred But Not Reported ("IBNR") Reserves: The liability for future payments on losses that have already occurred but have not yet been reported to the insurer. IBNR reserves include LAE related to such losses and may also provide for future adverse loss development on reported claims.

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

         MPCI Imputed Premiums: For purposes of the profit/loss sharing arrangement with the FCIC, the amount of premiums credited to the Company for all CAT Coverages it sells, as such amount is determined by formula.

         MPCI Gross Premiums: The amount of premiums for all MPCI and CRC paid by agricultural producers plus the amount of any related federal premium subsidies and MPCI Imputed Premiums.

        MPCI Retained Premiums: The aggregate amount of MPCI Gross Premiums that the Company retains after allocating risks to the three FCIC reinsurance pools.

       Multi-Peril Crop Insurance ("MPCI"): A federally regulated subsidized crop insurance program that insures a producer of crops with varying levels of protection against loss of yield. Covered losses can vary but generally include adverse weather, fire, insects, plant disease, wildlife and earthquake.

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

      Quota Share Reinsurance: A form of reinsurance whereby the reinsurer agrees to participate, at a stated percentage, in all risks of a defined class of business.

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

      Retention: The amount of liability, premiums or losses that an insurance company keeps for its own account after application of reinsurance.

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

      Standard Reinsurance Agreement ("SRA"): The reinsurance agreement related to crop reinsurance under the federal crop program between FCIC and affiliates of the Company.

      Stop Loss Reinsurance: A form of reinsurance, similar to Excess of Loss Reinsurance, whereby the primary insurer caps its loss on a particular risk by purchasing reinsurance in excess of such cap.

     Statutory Accounting Principles ("SAP"): Accounting practices that consist of recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by the NAIC's Codification of Statutory Accounting Principles or established by state laws and permitted practices.

 PART I

 Item 1. Business

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

                 A variety of events, most of which are outside the control of Acceptance Insurance Companies Inc., cannot be accurately predicted and may materially impact estimates of future operations. Important among such factors are weather conditions, natural disasters, changes in commodity prices, changes in state and federal regulations, changes in premium pricing and agency commission rates in the industry, changes in the reinsurance market, including pricing, availability and coverage, changes in tax laws, financial market performance, changes in federal policies or court decisions affecting coverages, actions by federal or state legislatures, regulators or courts regarding the coverage of agricultural insurance policies for terrorist actions, changes in the rate of inflation, interest rates and general economic conditions.

              Acceptance Insurance Companies Inc.'s results are significantly impacted by its agricultural segment business, particularly its MPCI line. Estimated results from MPCI business are not recorded until the fourth quarter of the year, after crops are harvested and final market prices are established. Agricultural segment results are particularly dependent on events beyond the control of Acceptance Insurance Companies Inc., notably weather conditions during the crop growing seasons in the states where Acceptance Insurance Companies Inc. writes a substantial amount of its crop insurance, the market price of crops on various commodity exchanges and overall worldwide supply and demand, the continuing globalization of the crop industry and its effect on the export of crops to other countries and the volatility of crop prices resulting from domestic and foreign policy decisions. Federal regulations governing aspects of crop insurance are frequently modified, and any such changes may significantly impact crop insurance results since MPCI premiums account for approximately 79% of the Company's 2001 gross written premiums, including MPCI subsidies and MPCI Imputed Premiums.

                Forward-looking information set forth herein does not take into account any impact from any adverse weather conditions during the 2002 crop season, or the various other factors noted above which may affect crop and noncrop operation results. See "Business--Uncertainties Affecting the Insurance Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--General" for additional information regarding these events and factors.

 Company Strategy

                Acceptance Insurance Companies Inc. and subsidiaries (the "Company") is primarily an agricultural risk management company. The Company concentrates on helping agricultural producers manage their risks by providing comprehensive insurance products. During 2001 the Company discontinued or sold all remaining property and casualty segment business. The Company continues to manage the run-off of discontinued and sold business. For the year ended December 31, 2001, the Company had MPCI Gross Premiums of approximately $698 million which represents a market share of approximately 24% of MPCI business written in the United States. The Company believes its position in the agricultural insurance industry provides the ability to respond when market conditions and opportunities are presented.

The Company's four-pronged business strategy can be summarized as follows:

  enhance and expand the agricultural insurance segment to achieve underwriting profits maintain reinsurance to manage volatility and avoid catastrophic loss exposure;
  manage the investment portfolio to maximize yields while emphasizing capital stability and preservation and maintaining adequate liquidity to meet cash needs; and
  manage the run-off of discontinued and sold business in the property and casualty segment.

                During 2001 the Company's business strategy to expand the agricultural insurance segment was enhanced by the acquisition on June 6, 2001 of the crop insurance business from Symons International Group, Inc. and affiliates including IGF Insurance Company (collectively referred to as "IGF"). During 2001, the Company's gross crop insurance premiums, including MPCI subsidies and MPCI Imputed Premiums, totaled approximately $781 million, of which approximately $306 million related to the crop insurance business acquired from IGF. The Company funded the acquisition with internally generated resources, including proceeds from the sale of certain property and casualty assets.

                 The Company believes opportunities exist to increase its market share in the agricultural insurance business, particularly in areas that have been historically profitable for the Company, to increase the level of insurance protection used by agricultural producers and to increase the number of agricultural producers using insurance. It intends to pursue these opportunities by developing new insurance products for both previously insured and previously uninsured commodities, increasing its presence in geographic areas presently underserved by the crop insurance industry or where the Company believes it may have a competitive advantage, and continuing to provide its agents and agricultural producers with high quality products and services. Additionally, the Company believes it has an opportunity to improve earnings by planned reductions in areas that have been historically unprofitable.

                 During 2001 the Company discontinued or sold all remaining property and casualty segment business. The Company continues to manage the run-off of discontinued and sold business.

                  The Company historically has maintained reinsurance to manage volatility and avoid catastrophic loss exposure and intends to continue this practice. Numerous domestic and foreign reinsurers provide reinsurance for the Company's various underwriting risks. The Company's reinsurance generally is structured into multiple layers and programs to reflect those risks.

                  The Company historically has managed its investment portfolio to maximize investment earnings. The Company has shortened the average maturities of its investments in order to meet the liquidity needs of its expanded crop business and its obligations related to the run-off of the property and casualty segment business.

                  See "Business--Business Segments," "Business--Loss and Loss Adjustment Expense Reserves," "Business--Reinsurance" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" for a further discussion of actions taken by the Company to implement this strategy.

Organization

                 The Company underwrites its insurance products through two wholly owned insurance company subsidiaries: American Growers Insurance Company ("American Growers") and Acceptance Insurance Company ("Acceptance Insurance") (collectively referred to herein as the "Insurance Companies"). The Company's agricultural segment insurance operations are primarily conducted in American Growers and the property and casualty segment insurance operations are primarily conducted in Acceptance Insurance.

                Collectively, the Insurance Companies are admitted in 37 states. Each of the Insurance Companies is rated B++(Very Good) by A.M. Best Company, Inc. ("A.M. Best"). A.M. Best bases its ratings upon factors that concern policyholders and agents, and not upon factors concerning investor protection.

                The Company was incorporated in Ohio as National Fast Food Corp. in 1968, reincorporated in Delaware in 1969 and thereafter operated under the names NFF Corp. (1971 to 1973), Orange-co, Inc. (1973 to 1987), Stoneridge Resources, Inc. (1987 to 1992), and was renamed Acceptance Insurance Companies Inc. in 1992.

 Business Segments

                  The Company's underwriting and marketing is organized by two segments, the agricultural segment and property and casualty segment.

Agricultural Segment

                  The principal lines of the Company's agricultural segment are MPCI, supplemental coverages and named peril insurance. MPCI is a federally subsidized insurance program designed to encourage agricultural producers to manage their risk through the purchase of insurance policies. MPCI provides agricultural producers with yield coverage for crop damage from substantially all natural perils. CRC is an extension of the MPCI program that provides agricultural producers with protection from revenue loss caused by changes in crop prices, low yields, or a combination of the two. As used herein, the term MPCI includes CRC, unless the context indicates otherwise. For the years ended December 31, 2001, 2000 and 1999, the Company had $698 million, $375 million and $365 million, respectively of MPCI Gross Premiums. The $698 million for 2001 represents a market share of approximately 24% of MPCI business written in the United States. The MPCI premium volume increase of $323 million during 2001 was primarily a result of the Company's acquisition on June 6, 2001 of the crop insurance business from IGF.

                     Supplemental coverages are proprietary products developed and marketed exclusively by the Company. Supplemental coverages enhance the protection provided by MPCI. Unlike MPCI, however, supplemental coverages are not subsidized or reinsured by the federal government. During 2001, 2000 and 1999, the Company’s gross premium from supplemental coverages was approximately $2.5 million, $13.7 million and $31.1 million, respectively.

               The largest named peril crop insurance product offered by the Company is crop hail insurance which insures growing crops against damage resulting from hailstorms. The Company also sells a small volume of insurance against damage to specific crops from other named perils. Like the supplemental coverages, none of the named peril products involve federal reinsurance or price subsidy participation. During 2001, 2000 and 1999, the Company's gross premium from named peril crop insurance including crop hail was approximately $80.1 million, $45.4 million and $47.7 million, respectively. The increase in 2001 was primarily a result of the Company's acquisition on June 6, 2001 of the crop insurance business from IGF. While the crop insurance business acquired from IGF accounted for $36.9 million of the gross premiums in 2001, approximately $28.8 million of this business, for policies effective prior to June 6, 2001, was ceded to an affiliate of IGF under a 100% quota share reinsurance agreement.

               During 2001, the Company wrote crop insurance through its insurance subsidiaries or other companies in a total of 44 states. Approximately 47% of agricultural segment gross premiums written, including MPCI subsidies and MPCI Imputed Premiums, related to business written in the states of Texas, Iowa, Nebraska, Illinois and Minnesota. Additionally, 78% of agricultural segment gross premiums written related to the crops of corn, soybeans, cotton and wheat.

               The Company's agricultural segment insurance products provide coverage for only specific listed perils, of which terrorism is not listed. Accordingly, the Company does not believe the issue in the property and casualty insurance industry regarding terrorism coverage after the events of September 11, 2001 will adversely affect its reinsurance negotiations in its agricultural segment.

Property and Casualty Segment

                During 2001, the Company's property and casualty segment primarily consists of general liability, commercial property, commercial casualty, inland marine and workers' compensation coverages.

               The Company has announced several strategic decisions over the last three years which have significantly impacted the continuation of the property and casualty segment. During 1999, the Company discontinued or reduced its underwriting in several product lines of property and casualty segment business. In September 1999, the Company sold its nonstandard automobile business, including Phoenix Indemnity Insurance Company ("Phoenix Indemnity"). In the first quarter of 2000 the Company transferred the renewal rights to all business previously produced and serviced by the Company's Scottsdale, Arizona office and its "long haul" trucking business. During 2001 the Company discontinued or sold all remaining property and casualty segment business. The Company continues to manage the run-off of discontinued and sold business. Additionally, as part of its strategy to exit the property and casualty segment business, the Company sold Acceptance Indemnity Insurance Company ("AIIC") and Acceptance Casualty Insurance Company ("ACIC"). Based upon the above, the Company expects the property and casualty segment net premiums earned in 2002 to be significantly lower than 2001.

Segment Premiums

                Gross premiums written, net premiums written and net premiums earned for the agricultural and property and casualty segments for the years ended December 31, are as follows:

(1)      For a discussion of the accounting treatment of MPCI premiums, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

Management

                Michael R. McCarthy is Chairman of the Company's Board of Directors and John E. Martin is President and Chief Executive Officer of the Company. Other executive officers of the Company are Charles E. Boyle, Chief Information Officer, Dennis G. Daggett, Chief Marketing Officer, J. Michael Gottschalk, Chief Legal Officer and Secretary, Dwayne D. Hallman, Chief Financial Officer and Treasurer, and James K. Petersen, Chief Administrative Officer and Chief Field Services Officer.

 Marketing

               The Company's crop insurance products and services are marketed by American Agrisurance, Inc. ("AmAg"), a wholly owned subsidiary and U.S. Ag Insurance Services, Inc., a 60% owned subsidiary. The Company markets its crop insurance products through a network of independent agents. The Company compensates its agents through commissions based on a percentage of premiums produced. The Company also offers many of its agents a contingent commission based on volume and profitability and other programs designed to encourage agents to place profitable business with the Company. The Company's ability to retain business is significantly impacted by its commission programs in comparison to that of its competitors. An increase in the commissions paid by its competitors may result in the Company's inability to retain certain business or the need for the Company to make changes in its commission programs.

              Possible regulatory changes affecting the manner in which insurance products may be marketed and distributed in response to technological changes and the adaptation of agents to such regulatory and technological changes may significantly impact the results of operations of the Company and its competitors. Insurance regulators and the RMA may encourage the Company and other insurers to sell insurance coverage directly to persons seeking coverage using current or emerging technologies. Independent agents who currently market and sell the Company's products under the traditional distribution system may adopt current or emerging technologies in their routine business practices that will alter the method used to distribute insurance products. The Company, however, does not know whether or when these events, or other events based on regulatory or technological changes, may significantly occur or the manner in which they will affect the marketing and distribution of insurance. Unless the Company adapts to the changes technology causes in the traditional system for distributing its products, and does so more effectively than competing insurance companies, the Company's market share and its results of operations are likely to be adversely affected.

Underwriting

                Generally, the Company grants agents the authority to sell and bind insurance coverages in accordance with procedures and limitations established by the Company. The Company reviews coverages bound by agents, decides whether the insurance is written in accordance with such procedures and limitations, and, subject to state law limits and policy terms, may cancel coverages that are not in compliance.

               The MPCI business varies from traditional insurance as the rates are established by the USDA and the Company is generally required to accept all MPCI applications in the states it elects to sell MPCI coverages. The underwriting of MPCI business is managed by varying agent commissions based upon factors including historical profitability of territories and crops. After the MPCI policies are issued the Company manages the amount of business that will be retained by determining which of the three FCIC reinsurance pools to allocate each risk.

Claims

              The field services department manages all claims arising out of the Company's crop insurance operations through its home office staff and a system of regional claims offices which supervise specially trained employees and independent adjusters.

             As of May 1, 2001 the Company engaged Berkley Risk Administrators Company ("BRAC") to manage the adjustment and completion of all remaining property and casualty segment claims. BRAC has employed certain persons previously employed by the Company.

Loss and Loss Adjustment Expense Reserves

              In the crop insurance industry, reserves for the payment of losses and loss adjustment expenses are established at the time potential losses are reported. The amount of the initial reserve is based on the Company's historical loss and loss adjustment expense experience and generally is uniform for all claims arising from crops located in the same geographic area. Field adjusters are directed to advise the Company of particular claims which appear likely to result in payments significantly higher than historic averages and the initial reserve is adjusted for those claims based upon such reports. FCIC regulations require that claims under all federally reinsured policies be paid within thirty, or in some circumstances, sixty days after the reinsured company receives all documents necessary to establish the existence and amount of the insured loss. Accordingly, reserves for crop insurance claims arising from crops planted in the spring are established primarily in the third and fourth quarter of each year, and typically are eliminated through payment of the claim during the fourth quarter of the year or first two quarters of the following year. Reserves for claims arising from crops planted in the fall normally are established and paid during the second and third quarter of the following year. Reserves for crop hail insurance are established in the same manner and claims are typically paid within thirty to sixty days after the necessary documents are received.

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

              During the 1990s, the Company continuously entered into many new markets or programs. Many of these programs were cancelled as a result of unsuccessful marketing or poor underwriting performance. In addition, as the Company is primarily focusing on its agricultural segment, it has discontinued or sold all of its remaining property and casualty segment lines of business. The Company continues to be responsible for all claims prior to the discontinuance or sale of the property and casualty segment lines (referred to as the "Runoff Business"). During May 2001, the Company closed its claims department handling the Runoff Business and engaged a third-party administrator specializing in such runoff business to handle these property and casualty segment claims.

               In monitoring reserve adequacy the Company reviews historical data and other data and, as additional experience and data become available, revises estimates of reserves. These revisions result in increases or decreases to reserves for insured events of prior years. In 2001, 2000 and 1999 the Company increased its reserves through charges to earnings of $14.7 million, $8.2 million, and $44.0 million, respectively, based upon its reestimation of liability for losses and loss adjustment expenses for prior accident years.

                The $14.7 million charge in 2001 was primarily a result of the development of general liability losses and loss adjustment expenses in 1999 and prior accident years. The $8.2 million charge in 2000 was primarily a result of the development of 1999 CRCPlus losses of approximately $5.7 million.

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

                The liability estimate established represents management's best estimate based on currently available evidence, including an analysis prepared by an independent actuary engaged by the Company. Even with such extensive analyses, however, the Company believes its ultimate liability may from time to time vary significantly from such estimates.

               The Company annually obtains an independent review of its loss reserving process and reserve estimates as part of the annual audit of its financial statements by a professional actuary who is independent of the Company and its auditors.

               The following table presents an analysis of the Company's reserves for losses and loss adjustment expenses, reconciling beginning and ending balances for the years ended December 31:

               The following table presents the development of balance sheet net loss reserves from calendar years 1991 through 2000. The top line of the table shows the loss reserves at the balance sheet date for each of the indicated years. These amounts are the estimates of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The middle section of the table shows the cumulative amount paid, expressed as a percentage of the initial reserve amount, with respect to previously recorded reserves as of the end of each succeeding year. The lower section of the table shows the re-estimated amount, expressed as a percentage of the initial reserve amount, of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Net cumulative redundancy (deficiency)" caption represents the aggregate percentage increase (decrease) in the initial reserves estimated. It should be noted that the table presents the "run off" of balance sheet reserves, rather than accident or policy year loss development. The Company computes the cumulative redundancy (deficiency) annually on a calendar year basis.

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

               The Company adopted Statement of Financial Accounting Standards No. 113 ("SFAS No. 113"), "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," effective January 1, 1993. The application of SFAS No. 113 resulted in the reclassification of amounts ceded to reinsurers, which amounts were previously reported as a reduction in unearned premium and unpaid losses and loss adjustment expenses, to assets on the consolidated balance sheet. The table below includes a reconciliation of net loss and loss adjustment expense reserves to amounts presented on the consolidated balance sheet after reclassifications related to the adoption of SFAS No. 113. The gross cumulative deficiency is presented for 1992 through 2000, the only years on the table for which the Company has restated amounts in accordance with SFAS No. 113.

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

              The Company reinsures its MPCI business with various federal reinsurance pools administered by the FCIC. In 2001, the Company ceded an aggregate of 28.5% of its MPCI Gross Premium to the federal reinsurance pools. Additionally, the Company ceded approximately 16%, 72% and 81% of its MPCI Retained Premiums, crop hail business, and other named peril and supplemental business, respectively, to private reinsurers through various quota share agreements. The Company's net exposure was further reduced by a combined excess of loss reinsurance treaty purchased from private reinsurers which provided coverage, less a $3 million aggregate deductible, after the Company's loss ratio reached specified limits for each line of business, specifically 100% on MPCI, 75% on crop hail and 80% on other named perils.

             The Company intends to have separate reinsurance treaties for its excess of loss coverage related to the MPCI business and the non-MPCI crop business in 2002. Additionally, the crop hail quota share cessions for 2001 included a 100% quota share with an affiliate of IGF for the crop hail business acquired from IGF, specifically for all policies effective prior to June 6, 2001. This agreement will not continue and therefore the Company expects its retention of crop hail business will increase in 2002.

             The Company generally has historically retained the first $500,000 of risk under its property and casualty segment lines of business, ceding the next $1,500,000 (on a per risk basis) on property and $5,500,000 (on an occurrence basis) on casualty to reinsurers. To the extent individual policies exceed reinsurance treaty limits, the Company would purchase reinsurance on a facultative (specific policy) basis. In addition, the Company further reduced its net exposures per risk on certain lines of business through further excess of loss or quota share reinsurance programs. In its workers' compensation line, the Company acquired excess of loss protection with retentions varying between $100,000 and $1,000,000 per occurrence, depending upon the program.

              During 2001, the Company sold a majority of its remaining property and casualty segment lines of business in three separate transactions. At the date of each sale, the Company transferred unearned premiums and any future written premiums for such business to the acquirers under 100% quota share agreements.

             At December 31, 2001, approximately 40% of the Company's outstanding reinsurance recoverables was from reinsurance companies rated A- (excellent) or better by A.M. Best and approximately 50% was from the federal government.

 Investments

            The Company's investment policy is to manage the investment portfolio to maximize yields while emphasizing capital stability and preservation and maintaining adequate liquidity to meet cash needs. The Company determines the strategies and parameters for the investment of its portfolio, and an external investment manager executes trades consistent with the Company's strategies and parameters. The investment portfolio at December 31, 2001 and 2000, consisted of the following:

Fixed Maturities

              Fixed maturities constituted 42.8% of the Company’s investments at December 31, 2001. Fixed maturity investments are classified as available-for-sale and carried on the Company’s balance sheet at estimated fair value, with unrealized gains and losses, net of taxes, recorded in stockholders’ equity as accumulated other comprehensive income. At December 31, 2001, the pre-tax net unrealized losses on available-for-sale fixed maturities totaled approximately $700,000. At December 31, 2001, approximately $70 million of fixed maturities were pledged in order to secure the Company’s obligations under reinsurance agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sale of Subsidiaries and Property and Casualty Segment Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

            The following table sets forth, as of December 31, 2001, the composition of the Company's fixed maturity securities portfolio by stated maturity dates. Actual maturities may differ from stated maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

Marketable Equity Securities

            Equity holdings comprised 2.4% of the Company's investments at December 31, 2001, and consist of a diversified portfolio of unaffiliated common and preferred stocks.

Real Estate

            Real estate represents an investment in unimproved land as of December 31, 2001. The Company is actively marketing the sale of this land.

Short-Term Investments

             The Company’s portfolio also includes short-term securities and other miscellaneous investments, which in the aggregate comprised 40.2% of total investments at December 31, 2001. Due to the short-term nature of crop insurance and the exit of property and casualty segment lines of business, the Company is maintaining short-term investments to fund operations, including settlement of losses and loss adjustment expenses. At December 31, 2001, approximately $40.5 million of short-term investments were pledged in order to secure the Company’s obligations under reinsurance agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sale of Subsidiaries and Property and Casualty Segment Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

Restricted Short-Term Investments

                The restricted short-term investments balance is comprised of short-term securities deposited with a trustee for the Company’s issuance of an outstanding letter of credit. These funds will become available to the Company over the next five years.

Investment Results

           The Company's investment results for the years ended December 31, are as follows:

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

           Except for interest on a surplus note issued by Acceptance Insurance and payments from AmAg under a profit sharing agreement, the Company is dependent for funds to pay its operating and other expenses upon dividends and other distributions from the Insurance Companies, the payment of which are subject to review and authorization by state insurance regulatory authorities. Under Nebraska law, no domestic insurer may make a dividend or distribution which, together with dividends or distributions paid during the preceding 12 months, exceeds the greater of (i) 10% of such insurer's policyholders' surplus as of the preceding December 31 or (ii) such insurer's statutory net income (excluding realized capital gains) for the preceding calendar year, until either it has been approved, or a 30-day waiting period shall have passed during which it has not been disapproved, by the Nebraska Insurance Director. The maximum amount of dividends the Insurance Companies may pay to the Company is limited to its earned surplus, also known as unassigned funds. During 2002 the statutory limitation on dividends from the Insurance Companies to the Company without further insurance department approval is approximately $7.5 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

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

           The Company's MPCI program is federally regulated and supported by the federal government through premium subsidies to agricultural producers and expense reimbursement and federal reinsurance pools for private insurers. Consequently, the MPCI program is subject to oversight by the legislative and executive branches of the federal government, including the RMA. The MPCI program regulations prescribe the premiums which may be charged and generally require compliance with detailed federal guidelines with respect to underwriting, rating and claims administration. The Company also is required to perform continuous internal audit procedures and is subject to audit by several federal government agencies. Federal crop insurance reform legislation could have a major impact on the Company as a substantial portion of the Company's premiums is generated by MPCI. The last change in legislation was enacted in 2000.

            The NAIC has approved and recommended states adopt and implement several regulatory initiatives designed to provide regulators an early warning tool to identify deteriorating or weakly capitalized insurance companies and to decrease the risk of insolvency of insurance companies. These initiatives include the implementation of Risk Based Capital ("RBC") standards for determining adequate levels of capital and surplus to support four areas of risk facing property and casualty insurers: (i) asset risk (default on fixed income assets and market decline); (ii) credit risk (losses from unrecoverable reinsurance and inability to collect agents' balances and other receivables); (iii) underwriting risk (premium pricing and reserve estimates); and (iv) off-balance sheet/growth risk (excessive premium growth and unreported liabilities). At December 31, 2001 the Insurance Companies met the RBC requirements as promulgated by the domiciliary states of the Insurance Companies and the NAIC.

             The NAIC also maintains an Insurance Regulatory Information System ("IRIS") to assist state insurance departments in identifying significant changes in the operations of an insurance company, such as changes in its product mix, large reinsurance transactions, increases or decreases in premiums received and certain other changes in operations. Such changes may not result from any problems with an insurance company but may merely indicate changes in certain ratios outside ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "normal ranges," state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted. At December 31, 2001 American Growers had four and Acceptance Insurance had five ratios falling outside "normal ranges".

            American Growers ratios falling outside "normal ranges" were related to change in net writings, two-year operating results, investment yield and liabilities to liquid assets. The change in net writings ratio was impacted by the increase in FCIC profit share primarily related to the acquisition of crop business from IGF during 2001. While the two-year ratio was outside the "normal range" because of the inclusion of the unfavorable operating results in 2000, the improved 2001 results were within the "normal range". The investment yield and liabilities to liquid assets ratio are primarily impacted by the cash flows of the crop business which differs from certain aspects of cash flows associated with more traditional property and casualty lines. This results in an inflated average investment yield and a lower than normal liabilities to liquid assets ratio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources" for additional discussions regarding crop cash flows. Acceptance Insurance ratios falling outside of "normal ranges" were primarily impacted by the unprofitable property and casualty segment business.

           The Company's insurance subsidiaries reported total statutory policyholders' surplus of approximately $129.1 million and $140.2 million at December 31, 2001 and 2000, respectively, and total statutory net income (loss) of $12.2 million, $(20.9) million and $(21.1) million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

 Uncertainties Affecting the Insurance Business

           In the crop insurance business, the Company competes with other crop insurance companies primarily on the basis of service, supplemental products and commissions to agents. The Company estimates that there are more than 18 property and casualty insurers that compete in the MPCI line of business. Many of the Company's competitors could have greater financial and other resources than the Company. The Company's results are significantly impacted by its crop business, particularly its MPCI line. Since the Company's products insure crop prices, yields or both, the Company's results are subject to numerous factors and events that it cannot control. Initial estimated results from the crop lines are not recorded until the fourth quarter of the year, after crops are harvested and final market prices are established. Crop results are particularly dependent on events beyond the Company's control, notably weather conditions during the crop growing seasons in the states where the Company writes substantial amounts of crop insurance, the market price of grains on various commodity exchanges, overall worldwide supply and demand, the continuing globalization of the crop industry and its effect on the export of crops to other countries and the volatility of crop prices resulting from domestic and foreign policy decisions. Additionally, federal regulations governing aspects of crop insurance are frequently modified, and all such changes may impact the results of the Company's crop insurance business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

           The Company's results also may be influenced by factors influencing the insurance industry generally and which are largely beyond the Company's control. Such factors include (i) weather-related catastrophes; (ii) taxation and regulatory changes at both the federal and state level; (iii) changes in industry standards regarding rating and policy forms; (iv) significant changes in judicial attitudes towards one or more types of liability claims; (v) changes in premium pricing and agency commission rates in the industry; (vi) changes in the reinsurance market, including pricing, availability and coverage; (vii) actions by federal or state legislatures, regulators or courts regarding the coverage of agricultural insurance policies for terrorist actions; and (viii) changes in the rate of inflation, interest rates and general economic conditions.

           The Company is significantly impacted by the results of its MPCI business. The underwriting results for the MPCI business are generally comprised of the amount of FCIC profit share net of amounts ceded to private reinsurers and expenses in excess of MPCI reimbursements from the FCIC. Therefore, the Company could incur significant underwriting losses in a year in which the FCIC profit share is significantly below average historical levels. Any significant underwriting loss could result in a material adverse effect on the Company's liquidity and capital resources. Furthermore, the Insurance Companies would likely need additional funding from its Parent or other sources. If the Insurance Companies were unable to receive additional funding it could result in a material adverse effect on the Company's business and operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

            On November 29, 1999, A.M. Best downgraded the rating of the Insurance Companies from A- to B++. Some agents require an A- or better rating for certain lines of business, particularly some of the Company's property and casualty segment programs. In order to mitigate the impact of the A.M. Best rating change, the Company entered into an agreement with Clarendon National Insurance Company to provide A rated paper for its customers. While the Company was able to address the rating change, it also increased the Company's operating expense levels for its property and casualty segment business. During 2001 the Company discontinued or sold all remaining property and casualty segment business. The Company continues to manage the run-off of discontinued and sold business. As such, the Company's requirements for A rated paper are not as significant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Sale of Subsidiaries and Property and Casualty Segment Business."

            The insurance business is highly regulated and supervised in the states in which the Insurance Companies conduct business. The crop insurance lines are partially subject to state regulation and also are subject to significant additional federal regulation. The regulations relating to the property and casualty segment and agricultural segment business at both the state and federal level are frequently modified and such modifications may impact future insurance operations. See "Business--Regulation."

             Adverse loss experience for prior years resulted in an increase in loss reserves for the years ended December 31, 2001 and 2000, in the amounts of $14.7 million and $8.2 million, respectively. The establishment of appropriate loss reserves is an inherently uncertain process and it has been necessary, and may be necessary in the future, to revise estimated loss reserve liabilities. See "Loss and Loss Adjustment Expense Reserves," for a further discussion of factors which may, in the future, influence loss reserve estimates.

            Property and casualty insurance is a capital intensive business and the Company is obligated to maintain minimum levels of surplus in the Insurance Companies in order to continue writing insurance at current levels or to increase its writings, and also to meet various operating ratio standards established by state insurance regulatory authorities and by insurance rating bureaus. The Company continually reviews the surplus needs of the Insurance Companies, and from time to time may determine to seek additional funding. For a discussion of the Company's liquidity and capital resources, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

 Employees

           At March 18, 2002 the Company had approximately 750 full time employees, substantially all providing services in the agricultural segment. Acceptance believes that relations with its employees are good.

Item 2. Properties

          The following table sets forth certain information regarding the principal properties of the Company:

Item 3. Legal Proceedings

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

          On March 2, 2001 the Court entered an order dismissing all claims alleging violations of Section 11 of the Securities Act, and dismissing the Company's Directors, financial underwriters, independent accountants and others as defendants in this action. The Court also ruled that certain of Plaintiffs' allegations regarding the remaining defendants' alleged failure to properly report contingent losses attributable to Montrose failed to state a claim under Section 10b and Rule 10b-5. In two subsequent rulings, the Court and Magistrate Judge clarified the March 2 ruling to specify which of Plaintiffs' Montrose-related allegations failed to state a Section 10b and Rule 10b-5 claim. As a result of these three rulings, the litigation has been reduced to a claim the Company and three of its former officers, during the period from August 14, 1997 to November 16, 1999, failed to disclose adequately information about various aspects of the Company's operations, including information relating to the Company's exposure after January 1, 1997 to losses resulting from the Montrose decision. Plaintiffs seek compensatory damages, reasonable costs and expenses incurred in this action and such other and such further relief as the Court may deem proper. On August 6, 2001 the Magistrate Judge granted Plaintiffs' Motion for Class Certification. Discovery has commenced and is proceeding in accordance with a schedule established by the Court. A tentative trial date has not been scheduled.

           The Company intends to vigorously contest this action and believes Plaintiffs' allegations are without merit. Nevertheless, the ultimate outcome of this action cannot be predicted at this time and the Company currently is unable to determine the potential effect of this litigation on its financial position, results of operations or cash flows.

          Acceptance Insurance Companies Inc. et al. adv. Mutual Service Casualty Insurance Company, (USDC, SD, Indiana; Civil Action IP01-0918 C -M/S) In July 2001 the Company was served with a Complaint filed in the United States District Court for the Southern District of Indiana by Mutual Service Casualty Insurance Company ("MSCI"). Other defendants in this action include IGF Insurance Company ("IGF"), Symons International Group, Inc. and several of their corporate and individual affiliates. MSCI alleges IGF reinsured it in conjunction with an agricultural production interruption insurance program (the "AgPI Program"), that IGF failed to perform its obligations and that an arbitration and suit in New Jersey federal court both were pending between MSCI and IGF regarding the AgPI Program.

        In the Indiana suit MSCI contends the Company failed to pay IGF fair equivalent value for the crop insurance assets the Company purchased from IGF as of June 6, 2001 and assisted other defendants to hinder, delay or defraud MSCI in violation of the Indiana Fraudulent Transfers Act. MSCI sought a preliminary injunction prohibiting IGF and its affiliates from disposing of any proceeds received from the Company in conjunction with the Company's purchase of the IGF crop insurance assets, and also prohibiting the Company from disposing of any of the crop insurance assets it purchased from IGF. MSCI also seeks a judgment voiding the asset sale and purchase IGF and the Company completed June 6, 2001, declaring all defendants directly responsible to MSCI for the obligations of IGF and awarding any other legal or equitable relief permitted by law.

         On August 2 and 3, 2001 the Court held an evidentiary hearing on MSCI's request for a preliminary injunction. During the hearing the Court accepted documentary evidence and heard extensive testimony from various witnesses. At the conclusion of the hearing the Court orally denied MSCI's request for a preliminary injunction. The Court subsequently entered a case management order indicating the anticipated trial date in March 2003.

         The Company has and will continue to vigorously contest all allegations of MSCI concerning the Company's actions in conjunction with its purchase of substantially all crop insurance assets of IGF and believes the MSCI allegations are without merit. Nevertheless, the ultimate outcome of this action cannot be predicted at this time and the Company currently is unable to determine the potential effect of this litigation on its financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II.

 Item 5. Market for Registrant's Equity and Related Stockholder Matters

            The Common Stock is listed and traded on the New York Stock Exchange ("NYSE"). The following table sets forth the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape for the fiscal quarters indicated.

            As of March 18, 2002, there were approximately 918 holders of record of the Common Stock.

            The Company has not paid cash dividends to its shareholders during the periods indicated above and does not anticipate that it will pay cash dividends in the foreseeable future. See "Business--Regulation" for a description of restrictions on payment of dividends to the Company from the Insurance Companies.

Recent Sales of Unregistered Securities

            During 2001, options for 93,000 shares of common stock were exercised by two former officers of the Company, for which the Company received proceeds of approximately $440,000, in a sale exempt from registration under Section 4(2) of the Securities Act of 1933 as amended or Regulation D.

Item 6. Selected Consolidated Financial Data

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

December 31,				
	2001	2000	1999	1998	1997
			(in thousands)		
Balance sheet data:					
Investments	$ 212,365	$ 344,283	$ 423,618	$ 489,397	$ 452,717
Total assets	960,577	963,982	1,278,312	1,092,943	979,453
Losses and loss adjustment expense reserves	597,392	617,891	781,377	524,744	428,653
Unearned premiums	23,740	34,772	127,938	162,037	157,134
Borrowings and term debt	-	-	-	15,000	-
Company-obligated mandatorily redeemable Preferred Securities of AICI Capital Trust, holding solely Junior Subordinated Debentures of the Company	94,875	94,875	94,875	94,875	94,875
Stockholders' equity	155,275	160,481	180,958	236,154	253,670
Other data:					
Statutory Surplus of Insurance Companies (2)	129,131	140,248	158,551	236,041	238,520

(1) For a discussion of the Company's discontinued and sold property and casualty segment business, see "Business-Company Strategy" and "Business-Business Segments" and for a discussion of the accounting treatment of the Company's MPCI business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-General."

(2) Statutory data has been derived from the separate financial statements of the Insurance Companies prepared in accordance with SAP. The decline in statutory surplus from 2000 to 2001 was primarily related to the sale of Acceptance Casualty. The decline in statutory surplus from 1999 to 2000 was primarily related to the net loss incurred by the Insurance Companies. The decline in statutory surplus from 1998 to 1999 was partially related to the net loss incurred by the Insurance Companies, the repayment of a $20 million surplus note and a $6.0 million dividend payment by Redland Insurance.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion and analysis of financial condition and results of operations of the Company and its consolidated subsidiaries should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere herein.

General

             The principal lines of the Company's agricultural segment are MPCI, supplemental coverages, and named peril insurance. MPCI is a federally subsidized risk management program designed to encourage agricultural producers to manage their risk through the purchase of insurance policies. MPCI provides the agricultural producers with yield coverage for crop damage from substantially all natural perils. CRC is an extension of the MPCI program that provides a producer of crops with varying levels of insurance protection against loss of revenues caused by changes in crop prices, low yields, or a combination of the two. As used herein, the term MPCI includes CRC, unless the context indicates otherwise. For the years ended December 31, 2001 and 2000, the Company had MPCI Gross Premiums of approximately $698 million and $375 million, respectively, which represents a market share of approximately 24% and 15%, respectively, of MPCI business written in the United States.

             A critical accounting policy of the Company relates to the accounting treatment for MPCI business which is different than more traditional property and casualty insurance lines. The Company issues and administers MPCI policies, for which it receives administrative fees, and the Company participates in a profit sharing arrangement in which it receives from the government a portion of the aggregate profit, or pays a portion of the aggregate loss, with respect to the business it writes. The Company's share of profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. Due to the nature of several of the CRC products whereby results are based on the market prices of various commodities in the fourth quarter, as well as yields, and the significance of CRC as a percentage of MPCI, the Company records its initial estimate of profit or loss for MPCI and related products in the fourth quarter. Any changes in such estimates will typically occur during the first two quarters of the following year after the claim adjustment process is substantially complete. The Company receives its profit share in cash, with 60% of the amount in excess of 17.5% of its MPCI Retention (as defined in the profit sharing agreement) in any year carried forward to future years, or it must pay its share of losses. For statement of operations purposes, gross premiums written consist of the aggregate amount of MPCI premiums paid by agricultural producers, and do not include any related federal premium subsidies. Additionally, any profit share earned by the Company, net of the cost of third party excess of loss reinsurance, is shown as net premiums written, which equals net premiums earned for MPCI business; whereas, any share of losses payable by the Company is charged to losses and loss adjustment expenses. MPCI premiums received during the year which correspond to next year's crop season are deferred until the next year. Insurance underwriting expenses are presented net of administrative fees received from the RMA for reimbursement of costs incurred by the Company.

            The Company's other critical accounting policies are disclosed in the Notes to the Consolidated Financial Statements. These policies have been consistently applied in all material respects.

            Certain characteristics of the Company's crop business may affect comparisons, including: (i) the seasonal nature of the business whereby profits or losses are generally recognized predominately in the fourth quarter of the year; (ii) the nature of crop business whereby losses are known within a one year period; and (iii) the limited amount of investment income associated with crop business. In addition, cash flows from such business differ from cash flows from certain more traditional lines. See "Liquidity and Capital Resources" below. The Company's increased emphasis in its agricultural segment may produce more volatility in the operating results on a quarter-to-quarter or year-to-year basis than has historically been the case due to the seasonal and short-term nature of the Company's crop business, as well as the impact on the crop business of weather and other natural perils.

           In its agricultural segment, the Company completed the acquisition of substantially all crop insurance assets and the assumption of certain crop insurance and reinsurance liabilities of Symons International Group, Inc. and affiliates including IGF Insurance Company (collectively referred to as "IGF") on June 6, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisition of IGF Crop Insurance Assets." In its property and casualty segment, the Company sold its nonstandard automobile business including Phoenix Indemnity in 1999, transferred its general agency business produced by its Scottsdale office and its transportation business to other carriers in 2000, and during 2001 discontinued or sold all remaining property and casualty segment business. The Company continues to manage the run-off of discontinued and sold business. These transactions are part of the Company's strategy. See "Business--Company Strategy" and "Business--Business Segments."

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

           A variety of events, most of which are outside the control of Acceptance Insurance Companies Inc., cannot be accurately predicted and may materially impact estimates of future operations. Important among such factors are weather conditions, natural disasters, changes in commodity prices, changes in state and federal regulations, changes in premium pricing and agency commission rates in the industry, changes in the reinsurance market, including pricing, availability and coverage, changes in tax laws, financial market performance, changes in federal policies or court decisions affecting coverages, actions by federal or state legislatures, regulators or courts regarding the coverage of agricultural insurance policies for terrorist actions, changes in the rate of inflation, interest rates and general economic conditions.

          The Company's results are significantly impacted by its crop business, particularly its MPCI line. Estimated results from MPCI business are not recorded until the fourth quarter of the year, after crops are harvested and final market prices are established. Agricultural segment results are particularly dependent on events beyond the control of Acceptance Insurance Companies Inc., notably weather conditions during the crop growing seasons in the states where Acceptance Insurance Companies Inc. writes a substantial amount of its crop insurance, the market price of grains on various commodity exchanges and overall worldwide supply and demand, the continuing globalization of the crop industry and its effect on the export of crops to other countries and the volatility of crop prices resulting from domestic and foreign policy decisions. Additionally, federal regulations governing aspects of crop insurance are frequently modified, and any such changes may impact crop insurance results.

           Forward-looking information set forth herein does not take into account any impact from any adverse weather conditions during the 2002 crop season, or the various other factors noted above which may affect crop and noncrop operation results. See "Business--Uncertainties Affecting the Insurance Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--General" above for additional information regarding these events and factors.

Results of Operations

Year ended December 31, 2001
Compared to Year Ended December 31, 2000

           The Company's net loss decreased from $28.8 million for the year ended December 31, 2000 to a net loss of $9.1 million for the year ended December 31, 2001. The reduction in net loss was primarily a result of improved agricultural segment underwriting earnings. Partially offsetting this improvement was a decrease in investment income and increased underwriting losses in the property and casualty segment from 2000 to 2001.

           The underwriting earnings from the Company's agricultural segment improved from a $22.6 million loss in 2000 to $10.1 million in earnings in 2001. Within the agricultural segment, MPCI underwriting results improved from a $7.0 million loss for the year ended December 31, 2000 to earnings of $11.0 million for the same period in 2001.  The underwriting loss related to crop hail, other named peril and supplemental coverages decreased from $15.5 million in 2000 to $900,000 in 2001.

           The underwriting earnings for the MPCI business is generally comprised of the FCIC profit share net of the amounts ceded to private reinsurers, expenses in excess of MPCI reimbursements from the FCIC, and amortization expense for non-competition agreements and goodwill. Additionally, MPCI underwriting earnings include any adjustments to prior year MPCI results.

          MPCI Gross Premiums increased from $375 million in 2000 to $698 million in 2001. The MPCI premium volume increase in 2001 was primarily a result of the Company's acquisition on June 6, 2001 of the crop insurance business from Symons International Group, Inc. and affiliates including IGF Insurance Company (collectively referred to as "IGF") which accounted for $269 million of 2001 MPCI Gross Premiums. During 2001 the Company recorded an estimated profit share of $86.2 million on its MPCI retained pool of approximately $499.4 million, or 17.3%, while in 2000 the Company recorded an estimated profit share of $40.0 million on its MPCI retained pool of approximately $232.0 million, or 17.2%. During 2001, the profit share relating to the 2000 crop year was reestimated at $35.2 million, or 15.2% of the MPCI retained pool. The Company expects a decline in MPCI Gross Premiums for 2002 partially due to planned reductions in certain territories and generally lower base prices for several crops.

          In addition to the FCIC reinsurance program, the Company utilizes third party reinsurance to manage volatility in loss exposure. The Company ceded approximately $78 million of its 2001 crop year MPCI Retained Premiums under quota share agreements to private reinsurers participating in its overall crop reinsurance programs. Based upon the estimated profit share recorded in 2001, this reduced MPCI underwriting earnings by approximately $12.7 million and was recorded as additional underwriting expenses. The net exposure was further reduced by excess of loss reinsurance purchased from private carriers with a total cost of approximately $22.4 million for the 2001 crop year. The Company has future obligations under certain multi-year excess of loss and quota share reinsurance agreements in its agricultural segment. The cost of the multi-year excess of loss coverage is $7.5 million per year through 2006.

         For the year ended December 31, 2001 the amount of direct and allocated expenses in excess of MPCI reimbursements from the FCIC totaled approximately $37.6 million. Additionally, non-competition and goodwill amortization costs for the year ended December 31, 2001 totaled $2.7 million. The MPCI underwriting earnings for 2001 included approximately $1.9 million from partial reimbursement of research and development costs previously associated with the development of the CRC product. This one-time reimbursement from the FCIC was recorded as a reduction to underwriting expenses. The underwriting earnings for the year ended December 31, 2001 also included negative adjustments of approximately $1.6 million related to 2000 crop year results. These adjustments included a decrease in the estimated 2000 year MPCI profit share of approximately $4.8 million partially offset by approximately $3.2 million in lower operating costs primarily comprised of a decrease in related reinsurance costs and agency contingent commissions.

         Gross and net earned premiums for the Company’s crop hail, other named peril and supplemental coverages (“non-MPCI”) increased from $59.1 million and $14.9 million, respectively, during the year ended December 31, 2000 to $82.6 million and $21.6 million, respectively, during the same period in 2001. Approximately $36.9 million and $3.8 million of the gross and net earned premiums, respectively, for 2001 relate to the crop business acquired in the IGF transaction. The Company expects that non-MPCI gross earned premium for 2002 will decline primarily as a result of a planned reduction in supplemental coverages. The crop hail quota share cessions for 2001 included a 100% quota share with an affiliate of IGF for the crop hail business acquired from IGF, specifically for all policies effective prior to June 6, 2001. This agreement will not continue and therefore the Company expects its retention of crop hail business will increase in 2002. As a result the Company expects that non-MPCI net earned premium for 2002 will be higher than 2001. The 2001 crop year results on the Company’s non-MPCI business improved from 2000 primarily as a result of the improved loss ratio. For the years ended December 31, 2001 and 2000 the Company’s crop year net loss ratios for non-MPCI were approximately 79.7% and 111.5%, respectively.

         Additionally, the Company's agricultural segment results for the year ended December 31, 2000 included a $4.0 million charge related to the settlement of the class action suit by rice producers and $6.7 million in underwriting charges related to loss development resulting from higher than expected payments on the settlement of 1999 CRCPlus losses. The 2000 results for the agricultural segment also included approximately $9.5 million in underwriting earnings primarily related to an increase in the 1999 MPCI profit share.

          During the past three years, the Company discontinued or sold all remaining property and casualty segment business. In March 2001, the Company sold a significant portion of its property and casualty business to Insurance Corporation of Hannover and in May 2001, the Company sold several of the remaining lines of business to McM Corporation and to American Reliable Insurance Company (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Sale of Subsidiaries and Property and Casualty Segment Business". Accordingly, the net premiums earned in the property and casualty segment decreased from approximately $133.0 million for the year ended December 31, 2000 to $31.1 million for the same period in 2001. The Company expects that any property and casualty segment net premiums earned in 2002 will relate to the run-off of discontinued business. The Company continues to manage the run-off of this discontinued and sold business.

          The Company's property and casualty segment results for the year ended December 31, 2001 included a reserve strengthening of approximately $14.8 million. The reserve strengthening was concentrated primarily in the general liability lines of business for accident years 1999 and prior. The Company recorded other adjustments in the property and casualty segment that contributed to the underwriting loss in 2001. These included severance costs of approximately $1.3 million associated with the run-off of the property and casualty segment business. Additionally, ceded reinsurance premium for certain property insurance lines were below minimum levels established in reinsurance contracts, requiring the Company to recognize a contractually established minimum premium resulting in additional reinsurance costs of approximately $1.4 million.

          While the Company discontinued or sold all remaining property and casualty segment business during 2001, its operating results may continue to be significantly impacted by the property and casualty segment. Significant factors that may impact future results include the adequacy of the Company's estimate of loss and loss adjustment expense reserves, the recoverability of the Company's reinsurance recoverables and the recoverability of certain reinsurance recoverables of previously owned subsidiaries for which the Company is contingently liable. See "Business--Loss and Loss Adjustment Expense Reserves", "Business--Reinsurance", and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Sale of Subsidiaries and Property and Casualty Segment Business."

         The Company's net investment income declined from approximately $24.7 million for the year ended December 31, 2000 to approximately $16.7 million for the same period in 2001. This decrease in investment income was primarily a result of a significantly lower interest rate environment during 2001 coupled with a decline in the size of the investment portfolio. The Company's average outstanding portfolio decreased from approximately $414 million for the year ended December 31, 2000 to $333 million for the same period in 2001.

Year ended December 31, 2000
Compared to Year Ended December 31, 1999

          The Company's net loss decreased from $36.0 million for the year ended December 31, 1999 to a net loss of $28.8 million for the year ended December 31, 2000. The reduction in net loss was primarily a result of the strengthening of reserves for losses and loss adjustment expenses in 1999, charges in 1999 associated primarily with the divestitures of various lines of property and casualty segment business, and the increase in 1999 MPCI profit share recorded in 2000. Partially offsetting these effects was a decrease in net realized capital gains, a write-off of excess of costs over acquired net assets, development of 1999 CRCPlus losses in 2000, and a charge related to the settlement of the class action suit by rice producers in 2000.

          The underwriting loss from the Company's agricultural segment increased from $3.7 million in 1999 to $22.6 million in 2000. The MPCI premium volume increased from $365 million in 1999 to $375 million in 2000. The Company's core markets areas increased by approximately $35 million while a reduction of $25 million was achieved in less profitable areas. During 2000 the Company recorded an estimated profit share of $40.0 million on its MPCI retained pool of approximately $232.0 million while in 1999 the Company recorded an estimated profit share of $40.1 million on approximately $246.1 million retained premium pool. In 2000 and 1999, the Company recorded additional profit share relating to previous years of approximately $11.0 million and $.8 million, respectively. As a percent of premium, the Company experienced a reduction in the 2000 crop year profit share due to drought conditions, particularly in Nebraska and Iowa. The Company utilizes both the FCIC reinsurance program and third party reinsurance in order to manage volatility in loss exposure. During 2000 the Company increased its utilization of the FCIC reinsurance program and increased third party reinsurance protection. The Company ceded a portion of the profit share related to approximately $66 million and $35 million of its retained premium under the MPCI program for 2000 and 1999, respectively, to reinsurers participating in its overall crop reinsurance programs which resulted in an additional cost to the Company of $5.1 million in 2000 as compared to 1999.

          The results for 2000 reflect an increase of approximately $12.5 million in MPCI operating expenses primarily related to higher commission costs and an increase in the amount of corporate expenses allocated to the agricultural segment. The Company continued to be negatively impacted by the decrease in the reimbursement rate used for reimbursement of expenses related to operating its MPCI program. The year 2000 also includes an increase of $4.0 million in settlement and legal expenses related to the settlement of a class action suit by rice producers, $6.7 million in underwriting charges for adverse loss development resulting from higher than expected payments on 1999 CRCPlus losses, and $3.1 million of underwriting losses for crop hail resulting from late season storms in the Midwest.

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

          As a result of the sale of a significant portion of its property and casualty segment business and based upon estimated future discounted cash flows, the Company concluded that the excess of cost over acquired net assets was partially impaired by approximately $9.9 million. As such, the Company recorded a $9.9 million charge for the write-off of cost over acquired net assets in the fourth quarter of 2000.

         The underwriting loss for the property and casualty segment decreased from $74.9 million in 1999 to $21.2 million in 2000. This was primarily related to the $44.0 million reserve strengthening that was recorded in 1999 related to losses for 1998 and prior years compared to approximately $2.4 million of reserve strengthening recorded in 2000 for years 1999 and prior. The reserve increase recorded in 1999 resulted from a significant unexpected increase in the number of claims reported, principally under policies covering the 1990 through 1995 accident years, and primarily related to construction defect claims under general liability policies insuring contractors in the State of California. To a lessor extent, the Company also experienced an increase in the IBNR claims for the 1998 year in its commercial automobile lines. Additionally, results for 1999 were negatively impacted by costs totaling approximately $9.0 million related primarily to the divestitures of various lines of property and casualty segment business.

           The Company's net investment income declined from approximately $25.1 million in 1999 to $24.7 million in 2000. This decrease in investment income was primarily affected by a decline in the size of the average outstanding portfolio of the Company from approximately $473 million in 1999 to $414 million in 2000. Partially offsetting this was an increase in the yield on the portfolio to 6.0% for 2000 compared to 5.3% for 1999. During the fourth quarter of 2000 the Company liquidated a substantial portion of the municipal securities.

 Liquidity and Capital Resources

           The Company has included a discussion of the liquidity and capital resources requirement of the Company and the Company’s insurance subsidiaries.

The Company - Parent Only

       As an insurance holding company, the Company's assets consist primarily of the capital stock of its subsidiaries, a surplus note issued by one of its insurance company subsidiaries and investments held at the holding company level. The Company's primary sources of liquidity are receipts from interest payments on a surplus note, payments from the profit sharing agreement with American Agrisurance, the Company's wholly owned subsidiary which operates as the general agent for the Company's crop insurance programs, tax sharing payments from its subsidiaries, investment income from, and proceeds from the sale of, holding company investments, and dividends and other distributions from subsidiaries of the Company. The Company's liquidity needs are primarily to service debt, pay operating expenses and taxes and make investments in subsidiaries.

       At December 31, 2001 the Company has $11.8 million in cash, short-term investments and fixed maturity securities. Additionally, the Company has $27.9 million of restricted short-term investments. The restricted short-term investments are comprised of investments deposited with a trustee for the Company's issuance of an outstanding letter of credit relating to reinsurance coverage. These funds will become available to the Company over the next five years. The Company also holds a surplus note for $20 million issued by Acceptance Insurance Company, bearing interest at the rate of 9% per annum payable quarterly. Although repayment of all or part of the principal of the surplus note requires prior insurance department approval, no prior approval of interest payment is currently required.

         Under the American Agrisurance profit sharing agreement, American Agrisurance receives up to 50% of the crop insurance profit after certain expenses and a margin retained by the Insurance Companies based upon a formula established by the Company and approved by the Nebraska Department of Insurance. If the calculated profit share is negative, such negative amounts are carried forward and offset future profit sharing payments. These amounts are distributed from time to time in the form of a dividend to the Company. In 2001 and 2000 there was no profit sharing distribution.

         Dividends from the Insurance Companies are regulated by the regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to parent companies to certain statutorily approved limits. In 2002, the statutory limitation on dividends from the Insurance Companies to the Company without further insurance departmental approval is approximately $7.5 million. See "Business--Regulation."

         The Company is currently a party to a tax sharing agreement with its subsidiaries, under which such subsidiaries pay the Company amounts in general equal to the federal income tax that would be payable by such subsidiaries on a stand-alone basis.

          In 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the "Issuer Trust") issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). The Company owns all of the common securities (the "Common Securities") of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust's assets. The assets of the Issuer Trust consist solely of the Company's 9% Junior Subordinated Debentures due 2027 which were issued in 1997 in an amount equal to the Preferred Securities and the Common Securities. Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemptive provisions, all described in the Junior Debenture Indenture. At December 31, 2001, the Company had $94.875 million outstanding at a weighted average interest cost of 9.2%. During the year ended December 31, 2001 and 2000 the Company paid $8.5 million of interest on the Preferred Securities.

          As of December 31, 2001, the Company has a Security and Letter Loan Agreement for $27.9 million. The entire facility was reserved for an outstanding letter of credit and, accordingly, no borrowings were permitted under such facility.

          During the second quarter of 2001 and in connection with the sale of Acceptance Casualty Insurance Company ("ACIC") the Company's $20 million surplus note with ACIC was forgiven and ACIC issued a dividend to the Company of approximately $9.1 million. At closing in the third quarter of 2001 the Company received $10.2 million in cash from the sale of ACIC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Sale of Subsidiaries and Property and Casualty Segment Business." These proceeds were used in the acquisition of IGF crop insurance assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisition of IGF Crop Insurance Assets."

          The Company believes it has the cash and short-term investments available to meet its short-term capital needs. However, the Company continues to be dependent on funding from its subsidiaries. If the Company does not continue to receive sufficient funding from its subsidiaries or access other funds, its ability to meet its obligations may be negatively impacted. The Company continually reviews its capital needs and the surplus needs of the Insurance Companies and from time to time may seek additional funding which may include, among other things, an account receivable financing at the Insurance Companies level, arranging a new bank line of credit, or a placement of equity or debt securities. The Company has various uncertainties which may affect its ability to access additional funds at acceptable terms. See "Business-- Uncertainties Affecting the Insurance Business" and "Liquidity and Capital Resources - Insurance Companies."

Insurance Companies

            The principal liquidity needs of the Insurance Companies are to fund losses and loss adjustment expense payments and to pay underwriting expenses, including commissions and other expenses. The available sources to fund these requirements are net premiums received and, to a lesser extent, cash flows from the Company's investment activities, which together have been adequate to meet such requirements on a timely basis. The Company monitors the cash flows of the Insurance Companies and attempts to maintain sufficient cash to meet current operating expenses, and to structure its investment portfolio at a duration which approximates the estimated cash requirements for the payments of losses and loss adjustment expenses.

               The Company’s investment portfolio is primarily comprised of fixed maturities and short-term investments. The composition of the fixed maturities changed during 2001 as the municipal securities and mortgage-backed securities were liquidated and proceeds invested primarily in U.S. Treasury securities and short-term investments. The effective duration of the investment portfolio, including preferred stocks, is approximately 1.0 years as of December 31, 2001. At December 31, 2001, approximately $111 million of fixed maturity securities and short-term investments were pledged in order to secure the Company’s obligations under reinsurance agreements. The agreements provide for the release of the pledged securities as the obligations under the reinsurance agreements decrease. However, if the Company is unsuccessful in obtaining the release of pledged securities, its liquidity may be negatively impacted. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sale of Subsidiaries and Property and Casualty Segment Business” for additional information.

            Cash flows from the Company's crop business differs in certain respects from cash flows associated with more traditional property and casualty lines. MPCI premiums are not received from agricultural producers until the covered crops are harvested, and when received are remitted within approximately 30 days of receipt by the Company in full to the government. Covered losses are paid by the Company during the growing season as incurred, with such expenditures reimbursed by the government within three business days. Policy acquisition and administration expenses are paid by the Company as incurred during the year. The Company periodically throughout the year receives a payment in reimbursement of its policy acquisition and administration expenses.

             The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. The Company receives a profit share in cash, with 60% of the amount in excess of 17.5% of its MPCI Retention (as defined in the profit sharing agreement) in any year carried forward to future years, or it must pay its share of losses. The Company received $46.0 million in net payments under the MPCI program during the year ended December 31, 2001 and $61.8 million for the same period in 2000. The Company received its preliminary 2001 crop year FCIC profit share in March 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General" above for additional information regarding the effects of the seasonal nature of the crop business on the Company's cash flow.

            The Company is significantly impacted by the results of its MPCI business. The underwriting results for the MPCI business are generally comprised of the amount of FCIC profit share net of amounts ceded to private reinsurers and expenses in excess of MPCI reimbursements from the FCIC. Therefore, the Company could incur significant underwriting losses in a year in which the FCIC profit share is significantly below average historical levels. Any significant underwriting loss could result in a material adverse effect on the Company's liquidity and capital resources. Furthermore, the Insurance Companies would likely need additional funding from its Parent. If the Insurance Companies were unable to receive additional funding it could result in a material adverse effect on the Company's business and operations. See "Liquidity and Capital Resources - The Company - Parent Only."

Changes in Financial Condition

         The Company's stockholders' equity decreased by approximately $5.2 million from December 31, 2000 to December 31, 2001. The principal components of this decrease was a net loss of $9.1 million for the year ended December 31, 2001 partially offset by a decrease in the unrealized loss on available-for-sale securities, net of tax, from $4.4 million at December 31, 2000 to an unrealized loss of $1.0 million at December 31, 2001.

Consolidated Cash Flows

         Cash used by operating activities was $110.2 million and $85.9 million during the years ended December 31, 2001 and 2000, respectively. The Company received net payments under the MPCI program of $46.0 million and $61.8 million during the years ended December 31, 2001 and 2000, respectively. During these periods the Company's cash flows were affected by the negative cash flows from the property and casualty segment related to the run-off of operations. The Company expects the negative cash flow from its property and casualty segment will continue as the operations run-off and the loss and loss adjustment expense reserves are settled. The Company believes it has positioned its investment portfolio to be able to meet these liquidity needs.

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

           At December 31, 2001 the Company had $91.0 million of fixed maturity investments and at December 31, 2000 the Company had $234.9 million of fixed maturity investments and mortgage loan that were subject to market risk. At December 31, 2001 and 2000 the Company had $5.1 million and $17.6 million, respectively, of marketable equity securities that were subject to market risk. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk. In addition, the Company has the ability to hold its fixed maturity investments until maturity and therefore would not expect to realize a material adverse impact on income or cash flows.

          The Company's Preferred Securities of $94.875 million at December 31, 2001 and 2000 mature in August 2027 and are redeemable at the Company's option in September 2002. The Company will continue to monitor the interest rate environment and evaluate refinancing opportunities as the redemption and maturity date approaches.

           The Company uses two models to analyze the sensitivity of its market risk assets and liabilities. For its fixed maturity securities, mortgage loan and mandatorily redeemable Preferred Securities, the Company uses duration modeling to calculate changes in fair value. For its marketable equity securities, the Company uses a hypothetical 20% decrease in the fair value of these securities. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because fair values of securities may be affected by credit concerns of the issuer, prepayment speeds, liquidity of the security and other general market conditions. The sensitivity analysis duration model used by the Company produces a loss in fair value of $1.0 million on its fixed maturity securities and $5.9 million on its fixed maturity securities and mortgage loan and a gain in fair value of $8.4 million and $5.8 million on its mandatorily redeemable Preferred Securities as of December 31, 2001 and 2000, respectively, based on a 100 basis point increase in interest rates. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produces a loss in fair value of $1.0 million and $3.5 million as of December 31, 2001 and 2000, respectively.

 Acquisition of IGF Crop Insurance Assets

           On June 6, 2001 the Company completed the acquisition of substantially all crop insurance assets and the assumption of certain crop insurance and reinsurance liabilities of Symons International Group, Inc. and affiliates including IGF Insurance Company (collectively referred to as "IGF"). The Company paid approximately $27.4 million at closing and agreed to make deferred payments of up to an additional $9.0 million, which included amounts for non-competition agreements, prospective reinsurance agreements, and property and equipment. Additionally, the Company reimbursed IGF for certain costs related to the 2001 crop season. The Company funded the acquisition with internally generated resources, including proceeds from the sale of certain property and casualty assets. During 2000, IGF's gross crop insurance premiums, including MPCI subsidies, totaled approximately $241 million and the Company's gross crop insurance premiums for the same period totaled approximately $434 million.

          The acquisition was accounted for by the purchase method of accounting and, accordingly, the statements of operations include the acquired crop results beginning June 6, 2001. The assets acquired and recognition of liabilities directly related to the acquisition of $35.6 million and $8.2 million, respectively, were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. The Company's preliminary purchase price allocation included $19.7 million of goodwill and $10.2 million of intangible assets. The allocation of the purchase price is subject to revision based upon final determination of fair values.

           Goodwill is being amortized over 15 years. However, upon adoption of SFAS No. 142 on January 1, 2002 the goodwill will no longer be amortized. In accordance with SFAS No. 142 the goodwill will be tested for impairment at least annually.

Sale of Subsidiaries and Property and Casualty Segment Business

           In April 2000, the Company signed a definitive agreement to sell Redland Insurance Company ("Redland") to Clarendon National Insurance Company ("Clarendon"). This sale closed effective as of July 1, 2000. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries, to a wholly owned subsidiary of Acceptance Insurance Companies Inc. The transaction included the appointment of other Company subsidiaries as a producer and administrator for the business the Company writes through Clarendon and Redland. The Company also reinsures certain portions of the business written by Clarendon and Redland. At December 31, 2001, approximately $58.9 million of fixed maturities available-for-sale and $40.5 million of short-term investments were pledged to Clarendon to secure the Company's obligations under reinsurance agreements. Under these reinsurance agreements, the Company assumes business from Clarendon and Redland after cessions to outside reinsurers ("Clarendon Reinsurers"). The Company is contingently liable for any uncollectible amounts due from Clarendon Reinsurers related to this business. At December 31, 2001, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers totaled approximately $137 million, of which approximately 92% were from reinsurance companies rated A- (excellent) or better by A.M. Best.

            In March 2001, the Company sold a significant portion of its property and casualty segment business to Insurance Corporation of Hannover ("ICH"). The terms of the agreement included the sale of selected lines of business, a reinsurance treaty whereby the unearned premium and any additional premiums for these selected lines would be reinsured by ICH, and the transfer of certain employees to ICH. Additionally, the Company's right to repurchase Redland under the agreement between the Company and Clarendon, an affiliate of ICH, was waived.

          In May 2001 the Company agreed to sell two wholly owned insurance companies to McM Corporation, a Raleigh, North Carolina based insurance holding company ("McM"). The two companies, Acceptance Indemnity Insurance Company ("AIIC") and Acceptance Casualty Insurance Company ("ACIC"), underwrote primarily property and casualty segment insurance. This sale closed effective as of July 1, 2001. The sale was a cash transaction of approximately $20.6 million that resulted in a realized gain in the third quarter of 2001 of approximately $375,000. The Company also reinsures certain portions of the business written by AIIC and ACIC. As of December 31, 2001 approximately $11.1 million of fixed maturities available-for-sale were pledged to McM to secure the Company's net obligations under the reinsurance agreements. Under these reinsurance agreements, the Company assumes business from AIIC and ACIC after cessions to outside reinsurers ("AIIC Reinsurers"). The Company is contingently liable for any uncollectible amounts due from AIIC Reinsurers related to this business. At December 31, 2001, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers totaled approximately $39 million, of which approximately 89% were from reinsurance companies rated A- (excellent) or better by A.M. Best.

             In addition, effective as of May 1, 2001, McM purchased a selected portfolio of the Company's property and casualty segment insurance programs. Also effective May 1, 2001, the Company sold its Farm and Ranch and Flood insurance programs to American Reliable Insurance Company. The terms of these agreements included the sale of these selected lines of business, a reinsurance treaty whereby the unearned premium and any additional premiums for these selected lines would be reinsured by the buyers, and the transfer of certain employees to the buyers.

            As of May 1, 2001 the Company engaged Berkley Risk Administrators Company ("BRAC") to manage the adjustment and completion of all remaining property and casualty segment claims. BRAC has employed certain persons previously employed by the Company.

            As a result of the Company's strategy to exit its property and casualty segment business and based upon estimated future discounted cash flows, the Company concluded that the excess of cost over acquired net assets was partially impaired by approximately $9.9 million. As such, the Company recorded a $9.9 million charge for the write-off of excess of cost over acquired net assets in the fourth quarter of 2000.

Legal Proceedings

Information relating to this item is set forth under Item 3. Legal Proceedings.

Recent Statement of Financial Accounting Standards

            Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and for Hedging Activities, requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and to measure all derivatives at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS No. 133, hedging relationships may be redesignated, and securities held to maturity may be transferred to available-for-sale or trading. SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments, hedging activities, and decisions made by the Derivatives Implementation Group. The adoption of SFAS No. 133, SFAS No. 137 and SFAS No. 138 had no impact on the Company's financial statements.

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), Business Combinations, and Statement No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and specifies the criteria for recognition of intangible assets separately from goodwill.

           SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company is required to implement SFAS No. 142 effective January 1, 2002 and has not determined the full impact that this statement will have on its consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

       Information relating to this item is set forth under the caption “Quantitative and Qualitative Disclosure About Market Risk” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. Such information is incorporated herein.

Item 8. Financial Statements and Supplementary Data

        See Item 14 hereof and the Consolidated Financial Statements attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There have been no disagreements with the Registrant's independent accountants of the nature calling for disclosure under Item 9.

PART III.

Item 10. Directors and Executive Officers of the Registrant

        The information required by Item 10 with respect to the Registrant's executive officers and directors will be set forth in the Company's 2002 Proxy Statement which will be filed within 120 days of the Company’s year end and is incorporated herein by reference.

Item 11. Executive Compensation

         The information required by Item 11 will be set forth in the Company's 2002 Proxy Statement which will be filed within 120 days of the Company's year end and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          Securities authorized for issuance under equity compensation plans as of December 31, 2001, are as follows:

         The other information required by Item 12 will be set forth in the Company's 2002 Proxy Statement which will be filed within 120 days of the Company's year end and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

            The information required by Item 13 will be set forth in the Company's 2002 Proxy Statement which will be filed within 120 days of the Company's year end and is incorporated herein by reference.

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

            (a) The following documents are filed as a part of this Report:

                    1. Financial Statements. The Company's audited Consolidated Financial Statements for the years ended December 31, 2001 and 2000 consisting of the following:

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
                                  Consolidated Statements of Cash Flows
                                  Notes to Consolidated Financial Statements

                   2. Financial Statement Schedules

                                 Schedule II. Condensed Financial Information of Registrant
                                 Schedule III. Supplementary Insurance Information
                                 Schedule V. Valuation Accounts

                   3. The Exhibits filed herewith are set forth in the Exhibit Index attached hereto.

            (b) The following Current Reports on Form 8-K have been filed during the last fiscal quarter of the period covered by this Report:

Item	Financial Statement Filed	Date of Report
Item 5. Other Events	No	October 16, 2001
Item 5. Other Events	No	October 31, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCEPTANCE INSURANCE COMPANIES INC.

By  /s/ John E. Martin                                  Dated: March 27, 2002
John E. Martin
President and Chief Executive Officer

By /s/ Dwayne D. Hallman                           Dated: March 27, 2002
Dwayne D. Hallman
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 27, 2002                 /s/ Myron L. Edleman
                                                     Myron L. Edleman, Director

Dated: March 27, 2002                /s/ Edward W. Elliott, Jr.
                                                    Edward W. Elliott, Jr., Director

Dated: March 27, 2002                /s/ John E. Martin
                                                    John E. Martin, Director

Dated: March 27, 2002                /s/ Michael R. McCarthy
                                                    Michael R. McCarthy, Chairman and Director

Dated: March 27, 2002                /s/ R. L. Richards
                                                    R. L. Richards, Director

Dated: March 27, 2002                /s/ David L. Treadwell
                                                    David L. Treadwell, Director

Dated: March 27, 2002                /s/ Doug T. Valassis
                                                    Doug T. Valassis, Director

Dated: March 27, 2002                /s/ Richard L. Weill
                                                   Richard L. Weill, Director

ACCEPTANCE INSURANCE COMPANIES INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2001
EXHIBIT INDEX

NUMBER	EXHIBIT DESCRIPTION
3.1	Registrant's Restated Certificate of Incorporation. Incorporated by reference to Registrant's Annual Report of Form 10-K for the period ending December 31, 1993, and Amendment thereto, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995.
3.2	Restated By-laws of Acceptance Insurance Companies Inc. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
3.3	Amendment to Restated Bylaws of Acceptance Insurance Companies Inc. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
4.3	Form of Preferred Security (included in Exhibit 4.8). Incorporated by reference to Form S-3 Registration No. 33-28749, filed July 29, 1997.
4.4	Form of Guarantee Agreement Between Acceptance Insurance Companies Inc. and Bankers Trust Company. Incorporated by reference to Form S-3 Registration No.33-28749, filed July 29, 1997.
4.5	Form of Junior Subordinated Indentures Between Acceptance Insurance Companies Inc. and Bankers Trust Company. Incorporated by reference to Form S-3 Registration No. 33-28749, filed July 29, 1997.
4.6	Certification of Trust of AICI Capital Trust. Incorporated by reference to Form S-3 Registration No. 33-28749, filed July 29, 1997.
4.7	Trust Agreement between Acceptance Insurance Companies Inc. and Bankers Trust (Delaware). Incorporated by reference to Form S-3 Registration No. 33-28749, filed July 29, 1997.
4.8	Form of Amended and Restated Trust Agreement among Acceptance Insurance Companies Inc., Bankers Trust Company and Bankers Trust (Delaware). Incorporated by reference to Form S-3 Registration No. 33-28749, filed July 29, 1997.
4.9	Form of Stock Certificate representing shares of Acceptance Insurance Companies Inc., Common Stock, $.40 par value. Incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
10.1	Intercompany Federal Income Tax Allocation Agreement between Acceptance Insurance Holdings Inc. and its subsidiaries and the Registrant dated April 12, 1990, and related agreements. Incorporated by reference to Exhibit 10i to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1990.
10.2	Employment Agreement dated December 14, 1999 between the Registrant and John E. Martin. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.3	The Registrant's 1997 Employee Stock Purchase Plan. Incorporated by reference to the Registrant's Proxy Statement filed on or about April 29, 1997.
10.4	The Registrant's Employee Stock Ownership and Tax Deferred Savings Plan as merged, amended and restated effective October 1, 1990. Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1990.
10.5	First Amendment to the Registrant's Employee Stock Ownership and Tax Deferred Savings Plan. Incorporated by reference to Exhibit 99.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
10.6	Second Amendment to the Registrant's Employee Stock Ownership and Tax Deferred Savings Plan. Incorporated by reference to Exhibit 99.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
10.7	The Registrant's 1996 Incentive Stock Option Plan. Incorporated by reference to the Registrant's Proxy Statement filed on or about May 3, 1996.
10.8	The Registrant's 2000 Incentive Stock Option Plan. Incorporated by reference to the Registrant's Proxy Statement filed on or about May 1, 2000.
10.9	Security Agreement and Letter Loan Agreement between Acceptance Insurance Companies Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000.
10.10	Employment Agreement dated as of September 5, 2000 between the Company and Dwayne D. Hallman. Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q/A for the Quarter Ended September 30, 2000.
10.11	The Registrant's 401(k) Tax Deferred Savings Plan, as amended and restated effective January 1, 2001 (formally known as the Acceptance Insurance Companies Inc. Employee Stock Ownership and Tax Deferred Savings Plan and formally known as the Stoneridge Resources, Inc. Employee Stock Ownership and Tax Deferred Savings Plan).
21	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
23.2	Report on schedules of Deloitte & Touche LLP.