Form 10-Q
period 2002-03-31
ACCEPTANCE INSURANCE COMPANIES INC
filed 2002-05-14
CIK 74783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

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

                                    YES    X                         NO ____

The number of shares of each class of the Registrant’s common stock outstanding on May 8, 2002 was:

                        Class of Common Stock                             No. of Shares Outstanding
                    Common Stock, $.40 Par Value                                 14,439,949

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.             Financial Statements:

                        Consolidated Balance Sheets
                        March 31, 2002 and December 31, 2001

                        Consolidated Statements of Operations
                        Three Months Ended March 31, 2002 and 2001

                        Consolidated Statements of Cash Flows
                        Three Months Ended March 31, 2002 and 2001

                         Notes to Interim Consolidated Financial Statements

 Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3.             Quantitative and Qualitative Disclosure about Market Risk

PART II. OTHER INFORMATION

 Item 1.             Legal Proceedings

 Item 6.             Exhibits and Reports on Form 8-K

 Signatures

 Exhibit Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (dollars in thousands except share data)

ASSETS	March 31, 2002	December 31, 2001
Investments:		
Fixed maturities available-for-sale, at fair value	$ 133,357	$ 90,976
Marketable equity securities available-for-sale, at fair value	8,755	5,126
Real estate	3,055	3,055
Short-term investments, at cost, which approximates market	106,973	85,348
Restricted short-term investments, at cost, which approximates market	27,860	27,860
	280,000	212,365
Cash	10,384	11,459
Receivables, net	87,415	182,998
Reinsurance recoverable on unpaid losses and loss adjustment expenses	203,578	428,848
Prepaid reinsurance premiums	13,684	22,481
Property and equipment, net	16,394	16,675
Excess of cost over acquired net assets	31,310	31,310
Deferred income tax	33,882	33,711
Other assets	26,756	20,730
	$ 703,403	$ 960,577
LIABILITIES AND STOCKHOLDERS' EQUITY		
Losses and loss adjustment expenses	$ 360,017	$ 597,392
Unearned premiums	14,473	23,740
Amounts payable to reinsurers	25,999	24,037
Accounts payable and accrued liabilities	54,986	62,629
Company-obligated mandatorily redeemable Preferred Securities of AICI Capital Trust, holding solely Junior Subordinated Debentures of the Company	94,875	94,875
Total liabilities	550,350	802,673
Common stock subject to redemption	2,474	2,629
Commitments and contingencies		
Stockholders' equity:		
Preferred stock, no par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $.40 par value, 40,000,000 shares authorized; 15,668,851 and 15,663,503 shares issued	6,268	6,265
Capital in excess of par value	199,620	199,600
Accumulated other comprehensive income (loss), net of tax	(1,529)	(1,009)
Retained earnings (accumulated deficit)	(25,030)	(20,676)
Common stock subject to redemption	(2,474)	(2,629)
Treasury stock, at cost, 1,209,520 shares	(26,047)	(26,047)
Contingent stock, 20,396 shares	(229)	(229)
Total stockholders' equity	150,579	155,275
	$ 703,403	$ 960,577

The accompanying notes are an integral part of the interim consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Columnar Amounts in Thousands Except Per Share Data)

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations – Acceptance Insurance Companies Inc. and subsidiaries (the “Company”) is primarily an agricultural risk management company. The Company concentrates on helping agricultural producers manage their risks by providing comprehensive insurance products. The Company also continues to manage the run-off of discontinued and sold property and casualty lines.

The Company’s results may be influenced by factors which are largely beyond the Company’s control. Important among such factors are weather conditions, natural disasters, changes in commodity prices, changes in state and federal regulations, changes in premium pricing and agency commission rates in the industry, changes in the reinsurance market, including pricing, availability and coverage, changes in tax laws, financial market performance, changes in federal policies or court decisions affecting coverages, changes in the rate of inflation, interest rates and general economic conditions. The Company’s crop insurance results are particularly subject to wide fluctuations because of weather factors influencing crop harvests and commodity prices. The Company’s increased emphasis in its agricultural segment may produce more volatility in the operating results on a quarter-to-quarter or year-to-year basis than has historically been the case due to the seasonal and short-term nature of the Company’s crop business, as well as the impact on the crop business of weather and other natural perils.

Principles of Consolidation – The Company’s consolidated financial statements include the accounts of its majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

Management’s Opinion – The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company’s financial position as of March 31, 2002 and December 31, 2001, and the results of operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001.

Statements of Cash Flows – The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of March 31, 2002 approximately $30.1 million of short-term investments had maturity dates at acquisition of greater than three months. Restricted short-term investments are not considered a cash equivalent.

Restricted Short-Term Investments – The restricted short-term investments balance is comprised of investments deposited with a trustee for the Company’s issuance of an outstanding letter of credit relating to reinsurance coverage.

Recent Statements of Financial Accounting Standards - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), Business Combinations, and Statement No. 142 ("SFAS No. 142"),Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and specifies the criteria for recognition of intangible assets separately from goodwill.

SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with a determinable useful life will continue to be amortized over that period. The adoption of SFAS No. 142 had no impact on the Company’s financial statements at January 1, 2002. With the adoption of SFAS No. 142 on January 1, 2002 goodwill will no longer be amortized and in accordance with SFAS No. 142 the goodwill will be tested for impairment at least annually.

Reclassifications - Certain prior period amounts have been reclassified to conform with current year presentation.

2. INVESTMENTS

The amortized cost and related estimated fair values of investments in the accompanying balance sheets are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2002:				
Fixed maturities available-for-sale:				
U.S. Treasury and government securities	$ 94,198	$ 597	$ 246	$ 94,549
Other debt securities	39,339	66	597	38,808
	$ 133,537	$ 663	$ 843	$ 133,357
Marketable equity securities - preferred stock	$ 2,500	$ -	$ 642	$ 1,858
Marketable equity securities - common stock	$ 8,425	$ 414	$ 1,942	$ 6,897
December 31, 2001:				
Fixed maturities available-for-sale:				
U.S. Treasury and government securities	$ 84,493	$ 1,189	$ 32	$ 85,650
Other debt securities	5,775	5	454	5,326
	$ 90,268	$ 1,194	$ 486	$ 90,976
Marketable equity securities - preferred stock	$ 2,500	$ -	$ 642	$ 1,858
Marketable equity securities - common stock	$ 4,886	$ 291	$ 1,909	$ 3,268

 3. INCOME TAXES

The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes. The primary components of the Company’s deferred tax assets and liabilities as of March 31, 2002 and December 31, 2001, respectively, follow:

The realization of the net deferred tax asset is dependent upon the Company’s ability to generate sufficient taxable income in future periods. For tax purposes, the Company has net operating loss carryforwards that expire, if unused, beginning in 2019. Based upon the Company’s anticipated future earnings, projected reversal of temporary differences, tax planning strategies available if required and all other available evidence, both positive and negative, management has concluded it is more likely than not that the deferred tax asset will be realized.

Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements for the three months ended March 31, 2002 and 2001, as follows:

4. INSURANCE PREMIUMS AND CLAIMS

Insurance premiums written and earned by the Company’s insurance subsidiaries for the three months ended March 31, 2002 and 2001 are as follows:

Insurance losses and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of $102.3 million and $40.6 million for the three months ended March 31, 2002 and 2001, respectively.

5. BANK BORROWINGS

As of March 31, 2002, the Company has a Security and Letter Loan Agreement for $27.9 million. The entire facility was reserved for an outstanding letter of credit and, accordingly, no borrowings were permitted under such facility.

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

Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and can be called at par value after September 30, 2002, all as described in the Junior Debenture Indenture. At March 31, 2002 and December 31, 2001, the Company had Preferred Securities of $94.875 million outstanding at a weighted average interest cost of 9.2%. During the three months ended March 31, 2002 and 2001 no interest was paid as the distribution of interest for the first quarters were due and paid in April.

7. NET LOSS PER SHARE

8. OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) determined in accordance with SFAS No. 130 for the three months ended March 31 are as follows:

9. BUSINESS SEGMENTS

The Company is engaged in the agricultural and specialty property and casualty insurance business. The principal lines of the agricultural segment are MPCI, supplemental coverages and named peril insurance. The property and casualty segment primarily consists of general liability, commercial property, commercial casualty, inland marine and workers’ compensation. The Company’s increased emphasis in its agricultural segment may produce more volatility in the operating results on a quarter-to-quarter or year-to-year basis than has historically been the case due to the seasonal and short-term nature of the Company’s crop business, as well as the impact on the crop business of weather and other natural perils.

The Company’s results are significantly impacted by its crop business, particularly its MPCI line. Estimated results from MPCI and related products are not generally recorded until after the crops are harvested and final market prices are established. Due to the nature of several of the CRC products whereby results are based on the market prices of various commodities in the fourth quarter, as well as yields, and the significance of CRC as a percentage of MPCI, the Company records its initial estimate of profit or loss for MPCI and related products in the fourth quarter. Any changes in such estimates will typically occur during the first two quarters of the following year after the claim adjustment process is substantially complete.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Management evaluates the performance of and allocates its resources to its operating segments based on underwriting earnings (loss). Underwriting earnings (loss) is comprised of insurance premiums earned less insurance losses and loss adjustment expenses and insurance underwriting expenses. Management does not utilize assets as a significant measurement tool for evaluating segments.

Segment insurance premiums earned and segment underwriting earnings (loss) for the three months ended March 31, are as follows:

10. SALE OF SUBSIDIARIES AND PROPERTY AND CASUALTY SEGMENT BUSINESS

In April 2000, the Company signed a definitive agreement to sell Redland Insurance Company (“Redland”) to Clarendon National Insurance Company (“Clarendon”). This sale closed effective as of July 1, 2000. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries, to a wholly owned subsidiary of Acceptance Insurance Companies Inc. The transaction included the appointment of other Company subsidiaries as a producer and administrator for the business the Company writes through Clarendon and Redland. The Company also reinsures certain portions of the business written by Clarendon and Redland. At March 31, 2002, approximately $83.9 million of fixed maturities available-for-sale and $15.4 million of short-term investments were pledged to Clarendon to secure the Company’s obligations under reinsurance agreements. During April 2002, the total amount pledged to Clarendon decreased to approximately $77.7 million. Under these reinsurance agreements, the Company assumes business from Clarendon and Redland after cessions to outside reinsurers (“Clarendon Reinsurers”). The Company is contingently liable for any uncollectible amounts due from Clarendon Reinsurers related to this business. At March 31, 2002, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers totaled approximately $147 million. At December 31, 2001, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers totaled approximately $137 million, of which approximately 92% were from reinsurance companies rated A- (excellent) or better by A.M. Best.

In March 2001, the Company sold a significant portion of its property and casualty segment business to Insurance Corporation of Hannover (“ICH”). The terms of the agreement included the sale of selected lines of business, a reinsurance treaty whereby the unearned premium and any additional premiums for these selected lines would be reinsured by ICH, and the transfer of certain employees to ICH. Additionally, the Company’s right to repurchase Redland under the agreement between the Company and Clarendon, an affiliate of ICH, was waived.

In May 2001 the Company agreed to sell two wholly owned insurance companies to McM Corporation, a Raleigh, North Carolina based insurance holding company (“McM”). The two companies, Acceptance Indemnity Insurance Company (“AIIC”) and Acceptance Casualty Insurance Company (“ACIC”), underwrote primarily property and casualty segment insurance. This sale closed effective as of July 1, 2001. The sale was a cash transaction of approximately $20.6 million that resulted in a realized gain in the third quarter of 2001 of approximately $375,000. The Company also reinsures certain portions of the business written by AIIC and ACIC. As of March 31, 2002 approximately $11.3 million of fixed maturities available-for-sale were pledged to McM to secure the Company’s net obligations under the reinsurance agreements. Under these reinsurance agreements, the Company assumes business from AIIC and ACIC after cessions to outside reinsurers (“AIIC Reinsurers”). The Company is contingently liable for any uncollectible amounts due from AIIC Reinsurers related to this business. At March 31, 2002, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers totaled approximately $40 million. At December 31, 2001, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers totaled approximately $39 million, of which approximately 89% were from reinsurance companies rated A- (excellent) or better by A.M. Best.

In addition, effective as of May 1, 2001, McM purchased a selected portfolio of the Company’s property and casualty segment insurance programs. Also effective May 1, 2001, the Company sold its Farm and Ranch and Flood insurance programs to American Reliable Insurance Company. The terms of these agreements included the sale of these selected lines of business, a reinsurance treaty whereby the unearned premium and any additional premiums for these selected lines would be reinsured by the buyers, and the transfer of certain employees to the buyers.

As of May 1, 2001 the Company engaged Berkley Risk Administrators Company (“BRAC”) to manage the adjustment and completion of all remaining property and casualty segment claims. BRAC has employed certain persons previously employed by the Company.

11. ACQUISITION OF IGF CROP INSURANCE ASSETS

On June 6, 2001 the Company completed the acquisition of substantially all crop insurance assets and the assumption of certain crop insurance and reinsurance liabilities of Symons International Group, Inc. and affiliates including IGF Insurance Company (collectively referred to as “IGF”). The Company paid approximately $27.4 million at closing and agreed to make deferred payments of up to an additional $9.0 million, which included amounts for non-competition agreements, prospective reinsurance agreements, and property and equipment. Additionally, the Company reimbursed IGF for certain costs related to the 2001 crop season. The Company funded the acquisition with internally generated resources, including proceeds from the sale of certain property and casualty assets. During 2000, IGF’s gross crop insurance premiums, including MPCI subsidies, totaled approximately $241 million and the Company’s gross crop insurance premiums for the same period totaled approximately $434 million.

The acquisition was accounted for by the purchase method of accounting and, accordingly, the statements of operations include the acquired crop results beginning June 6, 2001. The assets acquired and recognition of liabilities directly related to the acquisition of $35.6 million and $8.2 million, respectively, were recorded at estimated fair values as determined by the Company’s management based on information currently available and on current assumptions as to future operations. The Company’s preliminary purchase price allocation included $19.7 million of goodwill and $10.2 million of intangible assets. The allocation of the purchase price is subject to revision based upon final determination of fair values.

With the adoption of SFAS No. 142 on January 1, 2002 goodwill is no longer amortized. In accordance with SFAS No. 142 the goodwill is tested for impairment at least annually.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company and its consolidated subsidiaries should be read in conjunction with the Company’s Interim Consolidated Financial Statements and the notes thereto included elsewhere herein.

General

The principal lines of the Company’s agricultural segment are MPCI, supplemental coverages, and named peril insurance. MPCI is a federally subsidized risk management program designed to encourage agricultural producers to manage their risk through the purchase of insurance policies. MPCI provides the agricultural producers with yield coverage for crop damage from substantially all natural perils. CRC is an extension of the MPCI program that provides a producer of crops with varying levels of insurance protection against loss of revenues caused by changes in crop prices, low yields, or a combination of the two. As used herein, the term MPCI includes CRC, unless the context indicates otherwise.

A critical accounting policy of the Company relates to the accounting treatment for MPCI business which is different than more traditional property and casualty insurance lines. The Company issues and administers MPCI policies, for which it receives administrative fees, and the Company participates in a profit sharing arrangement in which it receives from the government a portion of the aggregate profit, or pays a portion of the aggregate loss, with respect to the business it writes. The Company’s share of profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. Due to the nature of several of the CRC products whereby results are based on the market prices of various commodities in the fourth quarter, as well as yields, and the significance of CRC as a percentage of MPCI, the Company records its initial estimate of profit or loss for MPCI and related products in the fourth quarter. Any changes in such estimates will typically occur during the first two quarters of the following year after the claim adjustment process is substantially complete. The Company receives its profit share in cash, with 60% of the amount in excess of 17.5% of its MPCI Retention (as defined in the profit sharing agreement) in any year carried forward to future years, or it must pay its share of losses. For statement of operations purposes, gross premiums written consist of the aggregate amount of MPCI premiums paid by agricultural producers, and do not include any related federal premium subsidies. Additionally, any profit share earned by the Company, net of the cost of third party excess of loss reinsurance, is shown as net premiums written, which equals net premiums earned for MPCI business; whereas, any share of losses payable by the Company is charged to losses and loss adjustment expenses. MPCI premiums received during the year which correspond to next year’s crop season are deferred until the next year. Insurance underwriting expenses are presented net of administrative fees received from the RMA for reimbursement of costs incurred by the Company.

The Company's other critical accounting policies are disclosed in the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2001. These policies have been consistently applied in all material respects.

Certain characteristics of the Company’s crop business may affect comparisons, including: (i) the seasonal nature of the business whereby profits or losses are generally recognized predominately in the fourth quarter of the year; (ii) the nature of crop business whereby losses are known within a one year period; and (iii) the limited amount of investment income associated with crop business. In addition, cash flows from such business differ from cash flows from certain more traditional lines. The Company’s increased emphasis in its agricultural segment may produce more volatility in the operating results on a quarter-to-quarter or year-to-year basis than has historically been the case due to the seasonal and short-term nature of the Company’s crop business, as well as the impact on the crop business of weather and other natural perils.

In its agricultural segment, the Company completed the acquisition of substantially all crop insurance assets and the assumption of certain crop insurance and reinsurance liabilities of Symons International Group, Inc. and affiliates including IGF Insurance Company (collectively referred to as “IGF”) on June 6, 2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisition of IGF Crop Insurance Assets.” In its property and casualty segment, the Company sold its nonstandard automobile business including Phoenix Indemnity in 1999, transferred its general agency business produced by its Scottsdale office and its transportation business to other carriers in 2000, and during 2001 discontinued or sold all remaining property and casualty segment business. The Company continues to manage the run-off of discontinued and sold business.

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

Forward-looking information set forth herein does not take into account any impact from any adverse weather conditions during the 2002 crop season, or the various other factors noted above which may affect crop and noncrop operation results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General” above for additional information regarding these events and factors.

Results of Operations

Three Months Ended March 31, 2002
Compared to Three Months Ended March 31, 2001

The Company’s net loss increased from $3.8 million, or $0.27 per share, for the three months ended March 31, 2001 to $4.3 million, or $0.30 per share, for the three months ended March 31, 2002. The increase in the net loss was primarily attributable to an increase in the underwriting loss in the agricultural segment and a decrease in investment income. This was partially offset by a decrease in the property and casualty segment underwriting loss.

The underwriting loss from the Company’s agricultural segment was approximately $3.8 million for the three months ended March 31, 2002 and approximately $800,000 for the same period in 2001. Within the agricultural segment, MPCI underwriting results accounted for $3.7 million and $1.0 million of the underwriting loss for the three months ended March 31, 2002 and 2001, respectively.

The Company records its initial estimate of profit or loss for MPCI and related products in the fourth quarter. Any changes in such estimates will typically occur during the first two quarters of the following year after the claim adjustment process is substantially complete. Accordingly, the first quarter underwriting results for the MPCI business is generally comprised of any adjustments to prior year MPCI results.

During the first quarter of 2002 the estimated profit share for the 2001 crop year was reestimated at $80.8 million on a MPCI retained pool of $498.7 million, or 16.2% as compared to an estimated profit share recorded at December 31, 2001 of $86.2 million on a MPCI retained pool of $499.4 million, or 17.3%. This reduction in estimated profit share was partially offset by a related reduction in private MPCI reinsurance costs totaling approximately $1.9 million. The primary factor impacting the estimated MPCI profit share was excessive rain in cotton producing areas in the Southeastern United States, which delayed processing of the 2001 cotton harvest into 2002 and damaged the cotton before it could be processed, combined with lower commodity prices for cotton.

The MPCI Gross Premiums for the 2001 crop year was approximately $696 million. The Company expects a decline in MPCI Gross Premiums for 2002 partially due to planned reductions in certain territories, generally lower base prices for several crops, and a change in the distribution of business from CRC to Revenue Assurance (“RA”). While the Company has historically written a minimal amount of RA business, the Company expects a substantial increase in RA business due to certain RA policies that provide the same coverage as CRC at a lower premium.

In the first quarter of 2001 the agricultural segment underwriting loss included adjustments of approximately $600,000 related to 2000 crop year results. This included a decrease in estimated 2000 year MPCI profit share that was partially offset by lower operating costs primarily comprised of a decrease in related reinsurance costs and agency contingent commissions.

During the past few years, the Company discontinued or sold all remaining property and casualty segment business. In March 2001, the Company sold a significant portion of its property and casualty business to Insurance Corporation of Hannover and in May 2001, the Company sold several of the remaining lines of business to McM Corporation and to American Reliable Insurance Company (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sale of Subsidiaries and Property and Casualty Segment Business”. Accordingly, the net premiums earned in the property and casualty segment decreased from approximately $15.5 million for the three months ended March 31, 2001 to $3.8 million for the same period in 2002. The Company expects that the property and casualty segment net premiums earned for the remainder of 2002 will only relate to the run-off of discontinued business. The Company continues to manage the run-off of this discontinued and sold business.

The Company’s property and casualty segment had an underwriting loss of approximately $1.8 million and $8.0 million for the three months ended March 31, 2002 and 2001, respectively. The results for the first quarter of 2002 included a reserve strengthening of approximately $831,000, primarily for general liability claims.

The Company recorded several adjustments in the property and casualty segment that were the primary cause of the underwriting loss in the first quarter of 2001. These included severance costs of approximately $1.3 million associated with the run-off of the property and casualty lines of business. Ceded reinsurance premium for certain property insurance lines were below minimum levels established in reinsurance contracts, requiring the Company to recognize a contractually established minimum premium resulting in additional ceded premiums of approximately $1.4 million. The third principal cause effecting first quarter 2001 results was prior year adverse loss development of approximately $750,000 primarily in the Company’s umbrella program, and abnormally high first quarter claims activity in certain recently sold property and casualty programs.

While the Company discontinued or sold all remaining property and casualty segment business, its operating results may continue to be significantly impacted by the property and casualty segment. Significant factors that may impact future results include the adequacy of the Company’s estimate of loss and loss adjustment expense reserves, the recoverability of the Company’s reinsurance recoverables and the recoverability of certain reinsurance recoverables of previously owned subsidiaries for which the Company is contingently liable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sale of Subsidiaries and Property and Casualty Segment Business.”

The Company’s net investment income declined from approximately $5.1 million for the three months ended March 31, 2001 to approximately $1.7 million for the same period in 2002. This decrease in investment income was primarily a result of lower interest yields due to the shorter duration of the portfolio and the lower interest rate environment coupled with a decline in the size of the investment portfolio. The Company’s average outstanding portfolio decreased from approximately $366 million for the three months ended March 31, 2001 to $245 million for the same period in 2002.

Liquidity and Capital Resources

The Company has included a discussion of the liquidity and capital resources requirement of the Company and the Company’s insurance subsidiaries.

The Company - Parent Only

As an insurance holding company, the Company’s assets consist primarily of the capital stock of its subsidiaries, a surplus note issued by one of its insurance company subsidiaries and investments held at the holding company level. The Company’s primary sources of liquidity are receipts from interest payments on a surplus note, payments from the profit sharing agreement with American Agrisurance, the Company’s wholly owned subsidiary which operates as the general agent for the Company’s crop insurance programs, tax sharing payments from its subsidiaries, investment income from, and proceeds from the sale of, holding company investments, and dividends and other distributions from subsidiaries of the Company. The Company’s liquidity needs are primarily to service debt, pay operating expenses and taxes and make investments in subsidiaries.

At March 31, 2002 the Company has $11.4 million in cash, short-term investments and fixed maturity securities. Additionally, the Company has $27.9 million of restricted short-term investments. The restricted short-term investments are comprised of investments deposited with a trustee for the Company’s issuance of an outstanding letter of credit relating to reinsurance coverage. These funds will become available to the Company over the next five years. The Company also holds a surplus note for $20 million issued by Acceptance Insurance Company, bearing interest at the rate of 9% per annum payable quarterly. Although repayment of all or part of the principal of the surplus note requires prior insurance department approval, no prior approval of interest payment is currently required.

Under the American Agrisurance profit sharing agreement, American Agrisurance receives up to 50% of the crop insurance profit after certain expenses and a margin retained by American Growers Insurance Company based upon a formula established by the Company and approved by the Nebraska Department of Insurance. If the calculated profit share is negative, such negative amounts are carried forward and offset future profit sharing payments. These amounts are distributed from time to time in the form of a dividend to the Company.

Dividends from the American Growers Insurance Company and Acceptance Insurance Company (collectively the “Insurance Companies”) are regulated by the regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to parent companies to certain statutorily approved limits. In 2002, the statutory limitation on dividends from the Insurance Companies to the Company without further insurance departmental approval is approximately $7.5 million.

The Company is currently a party to a tax sharing agreement with its subsidiaries, under which such subsidiaries pay the Company amounts in general equal to the federal income tax that would be payable by such subsidiaries on a stand-alone basis.

In 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the “Issuer Trust”) issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). The Company owns all of the common securities (the “Common Securities”) of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust’s assets. The assets of the Issuer Trust consist solely of the Company’s 9% Junior Subordinated Debentures due 2027 which were issued in 1997 in an amount equal to the Preferred Securities and the Common Securities. Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemptive provisions, all described in the Junior Debenture Indenture. At March 31, 2002 and December 31, 2001, the Company had $94.875 million outstanding at a weighted average interest cost of 9.2%. During the three months ended March 31, 2002 and 2001 no interest was paid as the distribution of interest for the first quarters were due and paid in April.

As of March 31, 2002, the Company has a Security and Letter Loan Agreement for $27.9 million. The entire facility was reserved for an outstanding letter of credit and, accordingly, no borrowings were permitted under such facility.

The Company believes it has the cash and short-term investments available to meet its short-term capital needs. However, the Company continues to be dependent on funding from its subsidiaries. If the Company does not continue to receive sufficient funding from its subsidiaries or access other funds, its ability to meet its obligations may be negatively impacted. The Company continually reviews its capital needs and the surplus needs of the Insurance Companies and from time to time may seek additional funding which may include, among other things, an account receivable financing at the Insurance Companies level, arranging a new bank line of credit, or a placement of equity or debt securities. The Company has various uncertainties which may affect its ability to access additional funds at acceptable terms. See “Liquidity and Capital Resources – Insurance Companies.”

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

The Company’s investment portfolio is primarily comprised of fixed maturities and short-term investments. The effective duration of the investment portfolio, including preferred stocks, is approximately 1.2 years as of March 31, 2002. At March 31, 2002, approximately $111 million of fixed maturity securities and short-term investments were pledged in order to secure the Company’s obligations under reinsurance agreements. During April 2002, the total amount pledged decreased to approximately $89 million. The agreements provide for the release of the pledged securities as the obligations under the reinsurance agreements decrease. However, if the Company is unsuccessful in obtaining the release of pledged securities, its liquidity may be negatively impacted. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sale of Subsidiaries and Property and Casualty Segment Business” for additional information.

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

The Company’s profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. The Company receives a profit share in cash, with 60% of the amount in excess of 17.5% of its MPCI Retention (as defined in the profit sharing agreement) in any year carried forward to future years, or it must pay its share of losses. The Company received $96.6 million in net payments under the MPCI program during the three months ended March 31, 2002 and $50.6 million for the same period in 2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General” above for additional information regarding the effects of the seasonal nature of the crop business.

The Company is significantly impacted by the results of its MPCI business. The underwriting results for the MPCI business are generally comprised of the amount of FCIC profit share net of amounts ceded to private reinsurers and expenses in excess of MPCI reimbursements from the FCIC. Therefore, the Company could incur significant underwriting losses in a year in which the FCIC profit share is significantly below average historical levels. Any significant underwriting loss could result in a material adverse effect on the Company’s liquidity and capital resources. Furthermore, the Insurance Companies would likely need additional funding from its Parent. If the Insurance Companies were unable to receive additional funding it could result in a material adverse effect on the Company’s business and operations. See “Liquidity and Capital Resources – The Company – Parent Only.”

Changes in Financial Condition

The Company’s stockholders’ equity decreased by approximately $4.7 million from December 31, 2001 to March 31, 2002. The principal components of this decrease was a net loss of $4.3 million for the three months ended March 31, 2002 and an increase in the unrealized loss on available-for-sale securities, net of tax, from $1.0 million at December 31, 2001 to an unrealized loss of $1.5 million at March 31, 2002.

Consolidated Cash Flows

Cash provided by operating activities was $68.6 million and $28.0 million during the three months ended March 31, 2002 and 2001, respectively. The Company received net payments under the MPCI program of $96.6 million and $50.6 million during the three months ended March 31, 2002 and 2001, respectively. Additionally, the Company’s cash flows were affected by the negative cash flows from the property and casualty segment related to the run-off of operations. The Company expects the negative cash flow from its property and casualty segment will continue as the operations run-off and the loss and loss adjustment expense reserves are settled. The Company believes it has positioned its investment portfolio to be able to meet these liquidity needs.

Inflation

The Company does not believe that inflation has had a material impact on its financial condition or the results of operations.

Sale of Subsidiaries and Property and Casualty Segment Business

In April 2000, the Company signed a definitive agreement to sell Redland Insurance Company (“Redland”) to Clarendon National Insurance Company (“Clarendon”). This sale closed effective as of July 1, 2000. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries, to a wholly owned subsidiary of Acceptance Insurance Companies Inc. The transaction included the appointment of other Company subsidiaries as a producer and administrator for the business the Company writes through Clarendon and Redland. The Company also reinsures certain portions of the business written by Clarendon and Redland. At March 31, 2002, approximately $83.9 million of fixed maturities available-for-sale and $15.4 million of short-term investments were pledged to Clarendon to secure the Company’s obligations under reinsurance agreements. During April 2002, the total amount pledged to Clarendon decreased to approximately $77.7 million. Under these reinsurance agreements, the Company assumes business from Clarendon and Redland after cessions to outside reinsurers (“Clarendon Reinsurers”). The Company is contingently liable for any uncollectible amounts due from Clarendon Reinsurers related to this business. At March 31, 2002, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers totaled approximately $147 million. At December 31, 2001, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers totaled approximately $137 million, of which approximately 92% were from reinsurance companies rated A- (excellent) or better by A.M. Best.

In March 2001, the Company sold a significant portion of its property and casualty segment business to Insurance Corporation of Hannover (“ICH”). The terms of the agreement included the sale of selected lines of business, a reinsurance treaty whereby the unearned premium and any additional premiums for these selected lines would be reinsured by ICH, and the transfer of certain employees to ICH. Additionally, the Company’s right to repurchase Redland under the agreement between the Company and Clarendon, an affiliate of ICH, was waived.

In May 2001 the Company agreed to sell two wholly owned insurance companies to McM Corporation, a Raleigh, North Carolina based insurance holding company (“McM”). The two companies, Acceptance Indemnity Insurance Company (“AIIC”) and Acceptance Casualty Insurance Company (“ACIC”), underwrote primarily property and casualty segment insurance. This sale closed effective as of July 1, 2001. The sale was a cash transaction of approximately $20.6 million that resulted in a realized gain in the third quarter of 2001 of approximately $375,000. The Company also reinsures certain portions of the business written by AIIC and ACIC. As of March 31, 2002 approximately $11.3 million of fixed maturities available-for-sale were pledged to McM to secure the Company’s net obligations under the reinsurance agreements. Under these reinsurance agreements, the Company assumes business from AIIC and ACIC after cessions to outside reinsurers (“AIIC Reinsurers”). The Company is contingently liable for any uncollectible amounts due from AIIC Reinsurers related to this business. At March 31, 2002, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers totaled approximately $40 million. At December 31, 2001, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers totaled approximately $39 million, of which approximately 89% were from reinsurance companies rated A- (excellent) or better by A.M. Best.

In addition, effective as of May 1, 2001, McM purchased a selected portfolio of the Company’s property and casualty segment insurance programs. Also effective May 1, 2001, the Company sold its Farm and Ranch and Flood insurance programs to American Reliable Insurance Company. The terms of these agreements included the sale of these selected lines of business, a reinsurance treaty whereby the unearned premium and any additional premiums for these selected lines would be reinsured by the buyers, and the transfer of certain employees to the buyers.

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

The acquisition was accounted for by the purchase method of accounting and, accordingly, the statements of operations include the acquired crop results beginning June 6, 2001. The assets acquired and recognition of liabilities directly related to the acquisition of $35.6 million and $8.2 million, respectively, were recorded at estimated fair values as determined by the Company’s management based on information currently available and on current assumptions as to future operations. The Company’s preliminary purchase price allocation included $19.7 million of goodwill and $10.2 million of intangible assets. The allocation of the purchase price is subject to revision based upon final determination of fair values.

With the adoption of SFAS No. 142 on January 1, 2002 goodwill is no longer amortized. In accordance with SFAS No. 142 the goodwill is tested for impairment at least annually.

Recent Statement of Financial Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), Business Combinations, and Statement No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and specifies the criteria for recognition of intangible assets separately from goodwill.

SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with a determinable useful life will continue to be amortized over that period. The adoption of SFAS No. 142 had no impact on the Company’s financial statements at January 1, 2002. With the adoption of SFAS No. 142 on January 1, 2002 goodwill will no longer be amortized and in accordance with SFAS No. 142 the goodwill will be tested for impairment at least annually.

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

At March 31, 2002 and December 31, 2001 the Company had $133.4 million and $91.0 million, respectively, of fixed maturity investments that were subject to market risk. At March 31, 2002 and December 31, 2001 the Company had $8.8 million and $5.1 million, respectively, of marketable equity securities that were subject to market risk. The Company’s investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk. In addition, the Company has the ability to hold its fixed maturity investments until maturity and therefore would not expect to realize a material adverse impact on income or cash flows.

The Company’s Preferred Securities of $94.875 million at March 31, 2002 and December 31, 2001 mature in August 2027 and are redeemable at the Company’s option in September 2002. The Company will continue to monitor the interest rate environment and evaluate refinancing opportunities as the redemption and maturity date approaches.

The Company uses two models to analyze the sensitivity of its market risk assets and liabilities. For its fixed maturity securities and mandatorily redeemable Preferred Securities, the Company uses duration modeling to calculate changes in fair value. For its marketable equity securities, the Company uses a hypothetical 20% decrease in the fair value of these securities. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because fair values of securities may be affected by credit concerns of the issuer, prepayment speeds, liquidity of the security and other general market conditions. The sensitivity analysis duration model used by the Company produces a loss in fair value of $1.6 million and $1.0 million on its fixed maturity securities and a gain in fair value of $8.4 million and $8.4 million on its mandatorily redeemable Preferred Securities as of March 31, 2002 and December 31, 2001, respectively, based on a 100 basis point increase in interest rates. The hypothetical 20% decrease in fair value of the Company’s marketable equity securities produces a loss in fair value of $1.8 million and $1.0 million as of March 31, 2002 and December 31, 2001, respectively.

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

Acceptance Insurance Companies Inc. et al. adv. Mutual Service Casualty Insurance Company, (USDC, SD, Indiana; Civil Action IP01-0918 C –M/S) In July 2001 the Company was served with a Complaint filed in the United States District Court for the Southern District of Indiana by Mutual Service Casualty Insurance Company (“MSCI”). Other defendants in this action include IGF Insurance Company (“IGF”), Symons International Group, Inc. and several of their corporate and individual affiliates. MSCI alleges IGF reinsured it in conjunction with an agricultural production interruption insurance program (the “AgPI Program”), that IGF failed to perform its obligations and that an arbitration and suit in New Jersey federal court both were pending between MSCI and IGF regarding the AgPI Program.

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

On August 2 and 3, 2001 the Court held an evidentiary hearing on MSCI’s request for a preliminary injunction. During the hearing the Court accepted documentary evidence and heard extensive testimony from various witnesses. At the conclusion of the hearing the Court orally denied MSCI’s request for a preliminary injunction. The Court subsequently entered a case management order indicating the anticipated trial date in March 2003. On May 1, 2002 the Court entered an Order to File Stipulation of Dismissal. The Order noted the Court has been informed a settlement has been reached and vacated the March 2003 anticipated trial date; the Order also directs the parties to file their Stipulation of Dismissal on or before May 31, 2002. In conjunction with the anticipated settlement referred to in the Court's May 1, 2002 Order, the Company expects all parties will exchange releases and all claims in this litigation will be dismissed with prejudice.

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

            (a)     Exhibits

                     See Exhibit Index.

            (b)     Form 8-K

The following Current Reports on Form 8-K have been filed during the last fiscal quarter of the period covered by this Report:

                                                Financial Statements                     Date of
            Item                                         Filed                                 Report

Item 5. Other Events.                 No                                           January 22, 2002

Item 5. Other Events.                 No                                           January 31, 2002

Item 5. Other Events.                 No                                           March 27, 2002

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCEPTANCE INSURANCE COMPANIES INC.

By     /s/ John E. Martin                                                 Dated: May 10, 2002
        John E. Martin
        President and Chief Executive Officer

By    /s/ Dwayne D. Hallman                                         Dated: May 10, 2002
        Dwayne D. Hallman
        Chief Financial Officer and Treasurer

 ACCEPTANCE INSURANCE COMPANIES INC.
QUARTERLY REPORT ON FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2002

EXHIBIT INDEX

NUMBER                                     EXHIBIT DESCRIPTION

NONE