Form 10-Q
period 2002-06-30
ACCEPTANCE INSURANCE COMPANIES INC
filed 2002-08-14
CIK 74783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

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

                                    YES    X                         NO ____

The number of shares of each class of the Registrant’s common stock outstanding on August 8, 2002 was:

                        Class of Common Stock                             No. of Shares Outstanding
                    Common Stock, $.40 Par Value                                 14,449,901

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):

Consolidated Balance Sheets
June 30, 2002 and December 31, 2001

Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 2002 and 2001

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2002 and 2001

Notes to Interim Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (dollars in thousands except share data)

The accompanying notes are an integral part of the interim consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Three Months		Six Months	
	2002	2001	2002	2001
Revenues:				
Insurance premiums earned	$ 31,410	$ 14,982	$ 31,119	$ 27,778
Net investment income	2,213	4,868	3,915	10,015
Net realized capital gains (losses)	(672)	323	(775)	448
	32,951	20,173	34,259	38,241
Costs and expenses:				
Insurance losses and loss adjustment expenses	30,437	17,346	35,048	32,610
Insurance underwriting expenses	7,850	1,645	8,525	7,961
General and administrative expenses	349	263	735	486
	38,636	19,254	44,308	41,057
Operating profit (loss)	(5,685)	919	(10,049)	(2,816)
Interest expense	(2,172)	(2,170)	(4,343)	(4,339)
Loss before income taxes	(7,857)	(1,251)	(14,392)	(7,155)
Income tax benefit:				
Current	-	-	(2,289)	-
Deferred	(2,697)	(363)	(2,643)	(2,448)
	(2,697)	(363)	(4,932)	(2,448)
Net loss	$ (5,160)	$ (888)	$ (9,460)	$ (4,707)
Net loss per share:				
Basic	$ (0.36)	$ (0.06)	$ (0.66)	$ (0.33)
Diluted	$ (0.36)	$ (0.06)	$ (0.66)	$ (0.33)

The accompanying notes are an integral part of the interim consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
SIX MONTHS ENDED JUNE 30, 2002 AND 2001

2002		2001	
Cash flows from operating activities:				
Net loss	$	(9,460)	$	(4,707)
Adjustments to reconcile net loss to net cash from operating activities		6,520		(8,442)
Net cash from operating activities		(2,940)		(13,149)
Cash flows from investing activities:				
Proceeds from sales of investments available-for-sale		48,946		206,857
Proceeds from sales of short-term investments		28,765		9,983
Proceeds from maturities of investments available-for-sale		21,195		5,034
Proceeds from maturities of short-term investments		20,050		18,265
Purchases of investments available-for-sale		(122,022)		(190,626)
Purchases of short-term investments		(29,799)		(48,929)
Cash paid in acquisition		-		(27,400)
Other, net		(2,203)		7,854
Net cash from investing activities		(35,068)		(18,962)
Cash flows from financing activities:				
Proceeds from issuance of common stock		49		411
Net cash from financing activities		49		411
Net decrease in cash and short-term investments		(37,959)		(31,700)
Cash and short-term investments at beginning of period		48,074		38,795
Cash and short-term investments at end of period	$	10,115	$	7,095

The accompanying notes are an integral part of the interim consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
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

The Company's results may be influenced by factors which are largely beyond the Company's control. Important among such factors are weather conditions, natural disasters, changes in commodity prices, changes in state and federal regulations, changes in premium pricing and agency commission rates in the industry, changes in the reinsurance market, including pricing, availability and coverage, changes in tax laws, financial market performance, changes in federal policies or court decisions affecting coverages, changes in the rate of inflation, interest rates and general economic conditions. The Company's crop insurance results are particularly subject to wide fluctuations because of weather factors influencing crop harvests and commodity prices. The Company's increased emphasis in its agricultural segment may produce more volatility in the operating results on a quarter-to-quarter or year-to-year basis than has historically been the case due to the seasonal and short-term nature of the Company's crop business, as well as the impact on the crop business of weather and other natural perils.

Principles of Consolidation - The Company's consolidated financial statements include the accounts of its majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

Management's Opinion - The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company's financial position as of June 30, 2002 and December 31, 2001, and the results of operations for the three months and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. See the Company's 10-K for additional information that may be necessary or useful in understanding the Company's operations and its financial statement presentation.

Statements of Cash Flows - The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of June 30, 2002 approximately $30.1 million of short-term investments had maturity dates at acquisition of greater than three months. Restricted short-term investments are not considered a cash equivalent.

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

SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with a determinable useful life will continue to be amortized over that period. The adoption of SFAS No. 142 had no impact on the Company's financial statements at January 1, 2002. With the adoption of SFAS No. 142 on January 1, 2002 goodwill is no longer amortized and in accordance with SFAS No. 142 the goodwill is tested for impairment at least annually. The Company completed the transitional goodwill impairment test required by SFAS No. 142 and determined that there was no indication of goodwill impairment.

A reconciliation of the Company's net loss and loss per share for the three and six months ended June 30, 2002 and 2001 to amounts adjusted for the exclusion of goodwill amortization is as follows:

Reclassifications - Certain prior period amounts have been reclassified to conform with current year presentation.

2. INVESTMENTS

The amortized cost and related estimated fair values of investments in the accompanying balance sheets are as follows:

Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2002:				
Fixed maturities available-for-sale:				
U.S. Treasury and government securities	$ 87,480	$ 1,131	$ 50	$ 88,561
Other debt securities	51,257	417	557	51,117
	$ 138,737	$ 1,548	$ 607	$ 139,678
Marketable equity securities - preferred stock	$ 2,500	$ -	$ 564	$ 1,936
Marketable equity securities - common stock	$ 7,109	$ 91	$ 1,025	$ 6,175
December 31, 2001:				
Fixed maturities available-for-sale:				
U.S. Treasury and government securities	$ 84,493	$ 1,189	$ 32	$ 85,650
Other debt securities	5,775	5	454	5,326
	$ 90,268	$ 1,194	$ 486	$ 90,976
Marketable equity securities - preferred stock	$ 2,500	$ -	$ 642	$ 1,858
Marketable equity securities - common stock	$ 4,886	$ 291	$ 1,909	$ 3,268

3. INCOME TAXES

The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes. The primary components of the Company's deferred tax assets and liabilities as of June 30, 2002 and December 31, 2001, respectively, follow:

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

Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements for the six months ended June 30, 2002 and 2001, as follows:

4. INSURANCE PREMIUMS AND CLAIMS

Insurance premiums written and earned by the Company's insurance subsidiaries for the three months and six months ended June 30, 2002 and 2001 are as follows:

Insurance losses and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of $147.6 million and $193.5 million for the three months ended June 30, 2002 and 2001, respectively. Insurance losses and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of $249.9 million and $234.1 million for the six months ended June 30, 2002 and 2001, respectively.

5. BANK BORROWINGS

As of June 30, 2002, the Company has a Security and Letter Loan Agreement for $27.9 million. The entire facility was reserved for an outstanding letter of credit and, accordingly, no borrowings were permitted under such facility.

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

Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and can be called at par value after September 30, 2002, all as described in the Junior Debenture Indenture. At June 30, 2002 and December 31, 2001, the Company had Preferred Securities of $94.875 million outstanding at a weighted average interest cost of 9.2%. During the three months and six months ended June 30, 2002 the Company paid $2.1 million of interest on the Preferred Securities. The distribution of Preferred Securities interest for the second quarter of 2002 was due and paid in July. During the three months and six months ended June 30, 2001 the Company paid $4.3 million of interest on the Preferred Securities.

7. NET LOSS PER SHARE

The net loss per share for both basic and diluted for the three months and six months ended June 30, 2002 and 2001 are as follows:

Contingent stock and stock options were not included in the above calculations due to their antidilutive nature.

8. OTHER COMPREHENSIVE LOSS

Other comprehensive loss determined in accordance with SFAS No. 130 for the three months and six months ended June 30, 2002 and 2001 are as follows:

9. BUSINESS SEGMENTS

The Company is engaged in the agricultural and specialty property and casualty insurance business. The principal lines of the agricultural segment are Multi-Peril Crop Insurance ("MPCI"), supplemental coverages and named peril insurance. The property and casualty segment primarily consists of general liability, commercial property, commercial casualty, inland marine and workers' compensation. The Company's increased emphasis in its agricultural segment may produce more volatility in the operating results on a quarter-to-quarter or year-to-year basis than has historically been the case due to the seasonal and short-term nature of the Company's crop business, as well as the impact on the crop business of weather and other natural perils.

The Company's results are significantly impacted by its crop business, particularly its MPCI line. Estimated results from MPCI and related products are not generally recorded until after the crops are harvested and final market prices are established. Due to the nature of several of the Crop Revenue Coverage ("CRC") products whereby results are based on the market prices of various commodities in the fourth quarter, as well as yields, and the significance of CRC as a percentage of MPCI, the Company records its initial estimate of profit or loss for MPCI and related products in the fourth quarter. Any changes in such estimates will typically occur during the first two quarters of the following year after the claim adjustment process is substantially complete.

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

Segment insurance premiums earned and segment underwriting earnings (loss) for the three months and six months ended June 30, 2002 and 2001 are as follows:

10. SALE OF SUBSIDIARIES AND PROPERTY AND CASUALTY SEGMENT BUSINESS

The Company sold Redland Insurance Company ("Redland") to Clarendon National Insurance Company ("Clarendon") effective as of July 1, 2000. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries, to a wholly owned subsidiary of Acceptance Insurance Companies Inc. The transaction included the appointment of other Company subsidiaries as a producer and administrator for the business the Company writes through Clarendon and Redland. The Company also reinsures certain portions of the business written by Clarendon and Redland. At June 30, 2002, approximately $76.8 million of fixed maturities available-for-sale and $636,000 of short-term investments were pledged to Clarendon to secure the Company's obligations under reinsurance agreements. Under these reinsurance agreements, the Company assumes business from Clarendon and Redland after cessions to outside reinsurers ("Clarendon Reinsurers"). The Company is contingently liable for any uncollectible amounts due from Clarendon Reinsurers related to this business. At June 30, 2002, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers totaled approximately $135 million. At December 31, 2001, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers totaled approximately $137 million, of which currently approximately 92% were from reinsurance companies rated A- (excellent) or better by A.M. Best.

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

As of July 1, 2001 the Company sold two wholly owned insurance companies to McM Corporation, a Raleigh, North Carolina based insurance holding company ("McM"). The two companies, Acceptance Indemnity Insurance Company ("AIIC") and Acceptance Casualty Insurance Company ("ACIC"), underwrote primarily property and casualty segment insurance. The sale was a cash transaction of approximately $20.6 million that resulted in a realized gain in the third quarter of 2001 of approximately $375,000. The Company also reinsures certain portions of the business written by AIIC and ACIC. As of June 30, 2002 approximately $11.1 million of fixed maturities available-for-sale and $71,000 of short-term investments were pledged to McM to secure the Company's net obligations under the reinsurance agreements. Under these reinsurance agreements, the Company assumes business from AIIC and ACIC after cessions to outside reinsurers ("AIIC Reinsurers"). The Company is contingently liable for any uncollectible amounts due from AIIC Reinsurers related to this business. At June 30, 2002, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers totaled approximately $42 million. At December 31, 2001, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers totaled approximately $39 million, of which currently approximately 80% were from reinsurance companies rated A- (excellent) or better by A.M. Best.

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

The acquisition was accounted for by the purchase method of accounting and, accordingly, the statements of operations include the acquired crop results beginning June 6, 2001. The assets acquired and recognition of liabilities directly related to the acquisition of $34.2 million and $6.8 million, respectively, were recorded at estimated fair values as determined by the Company's management. The Company's purchase price allocation included $18.3 million of goodwill and $10.1 million of intangible assets. The assets acquired and recognition of liabilities directly related to the acquisition and the allocation of the purchase price was revised in the second quarter of 2002 based upon final determination of fair values.

With the adoption of SFAS No. 142 on January 1, 2002 goodwill is no longer amortized. In accordance with SFAS No. 142 the goodwill is tested for impairment at least annually. See Note 1 "Summary of Significant Accounting Policies - Recent Statements of Financial Accounting Standards."

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

In its agricultural segment, the Company completed the acquisition of substantially all crop insurance assets and the assumption of certain crop insurance and reinsurance liabilities of Symons International Group, Inc. and affiliates including IGF Insurance Company (collectively referred to as "IGF") on June 6, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Acquisition of IGF Crop Insurance Assets." In its property and casualty segment, the Company sold its nonstandard automobile business including Phoenix Indemnity in 1999, transferred its general agency business produced by its Scottsdale office and its transportation business to other carriers in 2000, and during 2001 discontinued or sold all remaining property and casualty segment business. The Company continues to manage the run-off of discontinued and sold business.

Critical Accounting Policies

Critical accounting policies are those that are important to the presentation of the Company's financial condition and results of operations and require the Company's management to make significant estimates or exercise significant judgment.

A critical accounting policy of the Company relates to the accounting treatment for MPCI business which is different than more traditional property and casualty insurance lines. The Company issues and administers MPCI policies, for which it receives administrative fees, and the Company participates in a profit sharing arrangement in which it receives from the government a portion of the aggregate profit, or pays a portion of the aggregate loss, with respect to the business it writes. The Company's share of profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the Risk Management Agency ("RMA"). Due to the nature of several of the CRC products whereby results are based on the market prices of various commodities in the fourth quarter, as well as yields, and the significance of CRC as a percentage of MPCI, the Company records its initial estimate of profit or loss for MPCI and related products in the fourth quarter. Any changes in such estimates will typically occur during the first two quarters of the following year after the claim adjustment process is substantially complete. The Company receives its profit share in cash, with 60% of the amount in excess of 17.5% of its MPCI Retention (as defined in the profit sharing agreement) in any year carried forward to future years, or it must pay its share of losses. For statement of operations purposes, gross premiums written consist of the aggregate amount of MPCI premiums paid by agricultural producers, and do not include any related federal premium subsidies. Additionally, any profit share earned by the Company, net of the cost of third party excess of loss reinsurance, is shown as net premiums written, which equals net premiums earned for MPCI business; whereas, any share of losses payable by the Company is charged to losses and loss adjustment expenses. MPCI premiums received during the year which correspond to next year's crop season are deferred until the next year. Insurance underwriting expenses are presented net of administrative fees received from the RMA for reimbursement of costs incurred by the Company.

The Company accrues liabilities for unpaid losses and loss adjustment expenses. This liability for policy claims is established based on its review of individual claim cases and the estimated ultimate settlement amounts. This liability also includes estimates of claims incurred but not reported based on Company and industry paid and reported claim and settlement expense experience. Due to the inherent uncertainties in estimating this liability, the actual amounts may differ materially from the recorded amounts. These differences that arise between the ultimate liability for claims incurred and the liability established are reflected in the statement of operations in the period such information becomes known.

Reinsurance recoverables on unpaid losses and loss adjustment expenses are similarly subject to change of estimations. In addition to factors noted above, estimates of reinsurance recoveries may prove uncollectible if the reinsurer is unable or unwilling to meet its responsibilities under the reinsurance contracts. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify its own policyholders.

Under reinsurance agreements with previously owned insurance subsidiaries, the Company assumes business, after cessions to outside reinsurers. While the amounts recoverable from outside reinsurers are not assets of the Company, the Company is contingently liable for any uncollectible amounts due from outside reinsurers related to this business. The Company analyzes this contingent liability as part of its review of reinsurance recoverable exposures. Any differences that arise between previously accrued amounts and actual unrecoverables are reflected in the statement of operations in the period such information becomes known.

The Company records a net deferred income tax asset to reflect the Company's net operating loss carryforwards and the tax impact of temporary differences between the carrying amounts for financial and tax purposes. For tax purposes, the Company's net operating loss carryforwards expire, if unused, beginning in 2019. The realization of the net deferred tax asset is dependent upon the Company's ability to generate sufficient taxable income in future periods. In determining whether the net deferred tax asset will be realized, management is required to estimate future earnings and project reversal of temporary differences. Future effects from any changes in these estimates, which may be material, are recorded in the period of the change.

The Company's balance sheet includes an asset for excess of cost over acquired net assets ("goodwill") for prior acquisitions accounted for under the purchase method of accounting. With the adoption of SFAS No. 142 on January 1, 2002 goodwill is no longer amortized and in accordance with SFAS No. 142 the goodwill is tested for impairment at least annually. The Company's management is required to use a significant amount of judgment in assessing estimated fair values utilized in these impairment tests. Any excess of the recorded amount of goodwill over the implied value is charged-off as an impairment loss.

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

A variety of events, most of which are outside the control of Acceptance Insurance Companies Inc., cannot be accurately predicted and may materially impact estimates of current or future operations. Important among such factors are weather conditions, natural disasters, changes in commodity prices, changes in state and federal regulations, changes in premium pricing and agency commission rates in the industry, changes in the reinsurance market, including pricing, availability and coverage, changes in tax laws, financial market performance, changes in federal policies or court decisions affecting coverages, actions by federal or state legislatures, regulators or courts regarding the coverage of agricultural insurance policies for terrorist actions, changes in the rate of inflation, interest rates and general economic conditions.

The Company's results are significantly impacted by its crop business, particularly its MPCI line. Estimated results from MPCI business are not recorded until the fourth quarter of the year, after crops are harvested and final market prices are established. Agricultural segment results are particularly dependent on events beyond the control of Acceptance Insurance Companies Inc., notably weather conditions during the crop seasons in the states where Acceptance Insurance Companies Inc. writes a substantial amount of its crop insurance, the market price of grains on various commodity exchanges and overall worldwide supply and demand, the continuing globalization of the crop industry and its effect on the export of crops to other countries and the volatility of crop prices resulting from domestic and foreign policy decisions. Additionally, federal regulations governing aspects of crop insurance are frequently modified, and any such changes may impact crop insurance results.

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

Results of Operations

Three Months and Six Months Ended June 30, 2002
Compared to Three Months and Six Months Ended June 30, 2001

The Company's net loss was $5.2 million, or $0.36 per share, for the three months ended June 30, 2002 as compared to a net loss of approximately $900,000, or $0.06 per share, for the three months ended June 30, 2001. The increase in the net loss during the three months ended June 30, 2002 was primarily attributable to an increase in the underwriting loss in the property and casualty segment and a decrease in net investment income and realized capital gains (losses). During the six months ended June 30, 2002 and 2001 the Company had a net loss of approximately $9.5 million and $4.7 million, respectively. The increase in the net loss during the six months ended June 30, 2002 was primarily attributable to a decrease in net investment income and realized capital gains (losses) and an increase in the underwriting loss in the agricultural segment. This was partially offset by a decrease in the property and casualty segment underwriting loss.

The underwriting loss from the Company's agricultural segment was approximately $400,000 and $4.2 million for the three months and six months ended June 30, 2002, respectively, and approximately $200,000 and $1.0 million, respectively, for the same periods in 2001. Within the agricultural segment, MPCI underwriting results accounted for $3.9 million and $1.5 million of the underwriting loss for the six months ended June 30, 2002 and 2001, respectively.

The Company records its initial estimate of profit or loss for MPCI and related products in the fourth quarter. Any changes in such estimates will typically occur during the first two quarters of the following year after the claim adjustment process is substantially complete. Accordingly, the first two quarters underwriting results for the MPCI business is generally comprised of any adjustments to prior year MPCI results.

Many parts of the country are currently experiencing drought conditions that are likely to have a significant impact on certain sectors of the agriculture economy. The current conditions could impact both the yield and price of many crops insured under MPCI policies issued by the Company. Based on currently available data the Company expects that underwriting results from its agricultural segment will be lower than the 2001 agricultural segment underwriting earnings of approximately $10.1 million. However, the anticipated decrease is subject to significant uncertainty and is inestimable at this time.

During the six months ended June 30, 2002 the estimated profit share for the 2001 crop year was reestimated at $81.2 million on a MPCI retained pool of $498.5 million, or 16.3% as compared to an estimated profit share recorded at December 31, 2001 of $86.2 million on a MPCI retained pool of $499.4 million, or 17.3%. The first quarter 2002 results included $5.4 million of the decrease in estimated profit share. This reduction in estimated profit share for the six months ended June 30, 2002 was partially offset by a related reduction in private MPCI reinsurance costs totaling approximately $1.8 million. The primary factor impacting the estimated MPCI profit share was excessive rain in cotton producing areas in the Southeastern United States, which delayed processing of the 2001 cotton harvest into 2002 and damaged the cotton before it could be processed, combined with lower commodity prices for cotton.

The MPCI Gross Premiums for the 2001 crop year was approximately $696 million. The Company expects MPCI Gross Premiums for 2002 to decline to approximately $600 million primarily due to planned reductions in certain territories, generally lower base prices for several crops, and a change in the distribution of business from CRC to Revenue Assurance-Harvest Price Option ("RA"). While the Company has historically written a minimal amount of RA business, the Company has experienced a substantial increase in RA business due to certain RA policies that provide the same coverage as CRC at a lower premium.

In the first two quarters of 2001 the agricultural segment underwriting loss included adjustments of approximately $1.1 million related to 2000 crop year results. These adjustments included a decrease in estimated 2000 year MPCI profit share that was partially offset by lower operating costs primarily comprised of a decrease in related reinsurance costs and agency contingent commissions.

During the past few years, the Company discontinued or sold all remaining property and casualty segment business. In March 2001, the Company sold a significant portion of its property and casualty business to Insurance Corporation of Hannover and in May 2001, the Company sold several of the remaining lines of business to McM Corporation and to American Reliable Insurance Company (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Sale of Subsidiaries and Property and Casualty Segment Business"). Accordingly, the net premiums earned in the property and casualty segment decreased from approximately $6.0 and $21.5 million for the three months and six months ended June 30, 2001, respectively, to $2.6 million and $6.3 million for the same periods in 2002. The Company expects that the property and casualty segment net premiums earned for the remainder of 2002 will only relate to the run-off of discontinued business. The Company continues to manage the run-off of this discontinued and sold business.

The Company's property and casualty segment had an underwriting loss of approximately $6.5 million and $8.3 million for the three months and six months ended June 30, 2002, respectively. For the three months and six months ended June 30, 2001 the property and casualty segment had an underwriting loss of approximately $3.8 million and $11.8 million, respectively.

The results for the three months and six months ended June 30, 2002 included a reserve strengthening of approximately $6.0 million and $6.8 million, respectively. The reserve development for the three months ended June 30, 2002 was comprised of approximately $5.9 million of negative reserve development attributable to the general liability and commercial multi-peril lines of business primarily in recent accident years and $650,000 of uncollectible reinsurance recoveries, partially offset by positive reserve development in other lines of business.

The Company recorded several adjustments in the property and casualty segment that were the primary cause of the underwriting loss in the first six months of 2001. These included severance costs of approximately $1.3 million associated with the run-off of the property and casualty lines of business. Also, ceded reinsurance premium for certain property insurance lines were below minimum levels established in reinsurance contracts, requiring the Company to recognize a contractually established minimum premium resulting in additional ceded premiums of approximately $1.4 million. Additionally, the prior year adverse loss development of approximately $800,000 and abnormally high current accident year loss ratios in certain recently sold property and casualty programs affected the 2001 results.

While the Company discontinued or sold all remaining property and casualty segment business, its operating results may continue to be significantly impacted by the property and casualty segment. Significant factors that may impact future results include the adequacy of the Company's estimate of loss and loss adjustment expense reserves, the recoverability of the Company's reinsurance recoverables and the recoverability of certain reinsurance recoverables of previously owned subsidiaries for which the Company is contingently liable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Sale of Subsidiaries and Property and Casualty Segment Business."

The Company's net investment income declined from approximately $4.9 million and $10.0 million for the three months and six months ended June 30, 2001, respectively, to approximately $2.2 million and $3.9 million for the same periods in 2002. This decrease in investment income was primarily a result of lower interest yields due to the lower interest rate environment coupled with a decline in the size of the investment portfolio. The Company's average outstanding portfolio decreased from approximately $357 million for the six months ended June 30, 2001 to $245 million for the same period in 2002. The Company's net realized capital gains were approximately $300,000 and $400,000 for the three months and six months ended June 30, 2001, respectively, as compared to net realized capital losses of approximately $700,000 and $800,000 for the same periods in 2002. During the second quarter of 2002, net realized losses were impacted by an approximate $900,000 permanent impairment of common stock securities.

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

At June 30, 2002 the Company had $8.9 million in cash, short-term investments and fixed maturity securities. Subsequent to June 30, 2002, the Company paid approximately $2.1 million of interest on the Preferred Securities and approximately $4.2 million related to the redemption of a former employee's right to put to the Company 254,071 shares of Company common stock at $16.39 per share.

The Company has $27.9 million of restricted short-term investments. The restricted short-term investments are comprised of investments deposited with a trustee for the Company's issuance of an outstanding letter of credit relating to a multi-year crop excess of loss reinsurance agreement. American Growers Insurance Company ("AGIC"), the Company's subsidiary primarily conducting the agricultural segment insurance operations, has historically paid the $7.5 million due under the reinsurance agreement. The restricted funds will become available to the Company over the next five years as AGIC pays the annual premium. If AGIC does not continue to pay the reinsurance premium obligation, the restricted funds may not become available in the future. Under the terms of the reinsurance treaty the Company or the reinsurer could cancel the reinsurance treaty. If cancelled, the Company could incur an expense to current operations in an amount approximating restricted short-term investments.

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

Dividends from the AGIC and Acceptance Insurance Company (collectively the "Insurance Companies") are regulated by the regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to parent companies to certain statutorily approved limits. In 2002, the statutory limitation on dividends from the Insurance Companies to the Company without further insurance departmental approval is approximately $7.5 million.

The Company is currently a party to a tax sharing agreement with its subsidiaries, under which such subsidiaries pay the Company amounts in general equal to the federal income tax that would be payable by such subsidiaries on a stand-alone basis.

In 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the "Issuer Trust") issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). The Company owns all of the common securities (the "Common Securities") of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust's assets. The assets of the Issuer Trust consist solely of the Company's 9% Junior Subordinated Debentures due 2027 which were issued in 1997 in an amount equal to the Preferred Securities and the Common Securities. Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemptive provisions, all described in the Junior Debenture Indenture. At June 30, 2002 and December 31, 2001, the Company had $94.875 million outstanding at a weighted average interest cost of 9.2%. During the three months and six months ended June 30, 2002 the Company paid $2.1 million of interest on the Preferred Securities. The distribution of Preferred Securities interest for the second quarter of 2002 was due and paid in July. During the three months and six months ended June 30, 2001 the Company paid $4.3 million of interest on the Preferred Securities.

As of June 30, 2002, the Company has a Security and Letter Loan Agreement for $27.9 million. The entire facility was reserved for an outstanding letter of credit and, accordingly, no borrowings were permitted under such facility.

The Company believes it has the cash and short-term investments available to meet its short-term capital needs. However, the Company continues to be dependent on funding from its subsidiaries. If the Company does not continue to receive sufficient funding from its subsidiaries or access other funds, its ability to meet its obligations may be negatively impacted. The Company continually reviews its capital needs and the surplus needs of the Insurance Companies and from time to time may seek additional funding which may include, among other things, an account receivable financing at the Insurance Companies level, arranging a new bank line of credit, or a placement of equity or debt securities. The Company has various uncertainties which may affect its ability to access additional funds at acceptable terms. The Company recently retained Philo Smith & Co. as a financial advisor to assist the Company in expanding its capital levels in the agricultural risk management operations. See "Liquidity and Capital Resources - Insurance Companies."

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

The Company's investment portfolio is primarily comprised of fixed maturities and short-term investments. The effective duration of the investment portfolio, including preferred stocks, is approximately 1.6 years as of June 30, 2002. At June 30, 2002, approximately $89 million of fixed maturity securities and short-term investments were pledged in order to secure the Company's obligations under reinsurance agreements. The agreements provide for the release of the pledged securities as the obligations under the reinsurance agreements decrease. However, if the Company is unsuccessful in obtaining the release of pledged securities, its liquidity may be negatively impacted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Sale of Subsidiaries and Property and Casualty Segment Business" for additional information.

Cash flows from the Company's crop business differs in certain respects from cash flows associated with more traditional property and casualty lines. MPCI premiums are not received from agricultural producers until the covered crops are harvested, and when received are remitted within approximately 30 days of receipt by the Company in full to the government. Covered losses are paid by the Company during the crop season as incurred, with such expenditures reimbursed by the government within three business days. Policy acquisition and administration expenses are paid by the Company as incurred during the year. The Company periodically throughout the year receives a payment in reimbursement of its policy acquisition and administration expenses.

The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. The Company receives a profit share in cash, with 60% of the amount in excess of 17.5% of its MPCI Retention (as defined in the profit sharing agreement) in any year carried forward to future years, or it must pay its share of losses. The Company received $81.7 million in net payments under the MPCI program during the six months ended June 30, 2002 and $46.3 million for the same period in 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-General" above for additional information regarding the effects of the seasonal nature of the crop business.

The Company is significantly impacted by the results of its MPCI business. The underwriting results for the MPCI business are generally comprised of the amount of Federal Crop Insurance Corporation ("FCIC") profit share net of amounts ceded to private reinsurers and expenses in excess of MPCI reimbursements from the FCIC. Therefore, the Company could incur significant underwriting losses in a year in which the FCIC profit share is significantly below average historical levels due to weather conditions, natural disasters, change in commodity prices, worldwide supply and demand or other events beyond the control of the Company. Any significant underwriting loss could result in a material adverse effect on the Company's liquidity and capital resources. Furthermore, the Insurance Companies would likely need additional funding from its Parent. If the Insurance Companies were unable to receive additional funding it could result in a material adverse effect on the Company's business and operations. See "Liquidity and Capital Resources - The Company - Parent Only."

Changes in Financial Condition

The Company's stockholders' equity decreased by approximately $8.9 million from December 31, 2001 to June 30, 2002. The principal components of this decrease was a net loss of $9.5 million for the six months ended June 30, 2002 partially offset by a decrease in the unrealized loss on available-for-sale securities, net of tax, from $1.0 million at December 31, 2001 to an unrealized loss of approximately $400,000 at June 30, 2002. The change in unrealized loss on available-for-sale securities, net of tax, was impacted by the permanent impairment of common stock securities totaling approximately $600,000 on an after-tax basis.

Consolidated Cash Flows

Cash used by operating activities was $2.9 million and $13.1 million during the six months ended June 30, 2002 and 2001, respectively. The Company received net payments under the MPCI program of $81.7 million and $46.3 million during the six months ended June 30, 2002 and 2001, respectively. Additionally, the Company's cash flows were affected by the negative cash flows from the property and casualty segment related to the run-off of operations. The Company expects the negative cash flow from its property and casualty segment will continue as the operations run-off and the loss and loss adjustment expense reserves are settled. The Company believes it has positioned its investment portfolio to be able to meet these liquidity needs.

Inflation

The Company does not believe that inflation has had a material impact on its financial condition or the results of operations.

Sale of Subsidiaries and Property and Casualty Segment Business

The Company sold Redland Insurance Company ("Redland") to Clarendon National Insurance Company ("Clarendon") effective as of July 1, 2000. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries, to a wholly owned subsidiary of Acceptance Insurance Companies Inc. The transaction included the appointment of other Company subsidiaries as a producer and administrator for the business the Company writes through Clarendon and Redland. The Company also reinsures certain portions of the business written by Clarendon and Redland. At June 30, 2002, approximately $76.8 million of fixed maturities available-for-sale and $636,000 of short-term investments were pledged to Clarendon to secure the Company's obligations under reinsurance agreements. Under these reinsurance agreements, the Company assumes business from Clarendon and Redland after cessions to outside reinsurers ("Clarendon Reinsurers"). The Company is contingently liable for any uncollectible amounts due from Clarendon Reinsurers related to this business. At June 30, 2002, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers totaled approximately $135 million. At December 31, 2001, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers totaled approximately $137 million, of which currently approximately 92% were from reinsurance companies rated A- (excellent) or better by A.M. Best.

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

As of July 1, 2001 the Company sold two wholly owned insurance companies to McM Corporation, a Raleigh, North Carolina based insurance holding company ("McM"). The two companies, Acceptance Indemnity Insurance Company ("AIIC") and Acceptance Casualty Insurance Company ("ACIC"), underwrote primarily property and casualty segment insurance. The sale was a cash transaction of approximately $20.6 million that resulted in a realized gain in the third quarter of 2001 of approximately $375,000. The Company also reinsures certain portions of the business written by AIIC and ACIC. As of June 30, 2002 approximately $11.1 million of fixed maturities available-for-sale and $71,000 of short-term investments were pledged to McM to secure the Company's net obligations under the reinsurance agreements. Under these reinsurance agreements, the Company assumes business from AIIC and ACIC after cessions to outside reinsurers ("AIIC Reinsurers"). The Company is contingently liable for any uncollectible amounts due from AIIC Reinsurers related to this business. At June 30, 2002, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers totaled approximately $42 million. At December 31, 2001, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers totaled approximately $39 million, of which currently approximately 80% were from reinsurance companies rated A- (excellent) or better by A.M. Best.

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

The acquisition was accounted for by the purchase method of accounting and, accordingly, the statements of operations include the acquired crop results beginning June 6, 2001. The assets acquired and recognition of liabilities directly related to the acquisition of $34.2 million and $6.8 million, respectively, were recorded at estimated fair values as determined by the Company's management. The Company's purchase price allocation included $18.3 million of goodwill and $10.1 million of intangible assets. The assets acquired and recognition of liabilities directly related to the acquisition and the allocation of the purchase price was revised in the second quarter of 2002 based upon final determination of fair values.

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

SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with a determinable useful life will continue to be amortized over that period. The adoption of SFAS No. 142 had no impact on the Company's financial statements at January 1, 2002. With the adoption of SFAS No. 142 on January 1, 2002 goodwill will no longer be amortized and in accordance with SFAS No. 142 the goodwill will be tested for impairment at least annually. The Company completed the transitional goodwill impairment test required by SFAS No. 142 and determined that there was no indication of goodwill impairment.

A reconciliation of the Company's net loss and loss per share for the three and six months ended June 30, 2002 and 2001 to amounts adjusted for the exclusion of goodwill amortization is as follows:

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

At June 30, 2002 and December 31, 2001 the Company had $140.0 million and $91.0 million, respectively, of fixed maturity investments that were subject to market risk. At June 30, 2002 and December 31, 2001 the Company had $8.1 million and $5.1 million, respectively, of marketable equity securities that were subject to market risk. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk. In addition, the Company has the ability to hold its fixed maturity investments until maturity and therefore would not expect to realize a material adverse impact on income or cash flows.

The Company's Preferred Securities of $94.875 million at June 30, 2002 and December 31, 2001 mature in August 2027 and are redeemable at the Company's option in September 2002. The Company will continue to monitor the interest rate environment and evaluate refinancing opportunities as the redemption and maturity date approaches.

The Company uses two models to analyze the sensitivity of its market risk assets and liabilities. For its fixed maturity securities and mandatorily redeemable Preferred Securities, the Company uses duration modeling to calculate changes in fair value. For its marketable equity securities, the Company uses a hypothetical 20% decrease in the fair value of these securities. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because fair values of securities may be affected by credit concerns of the issuer, prepayment speeds, liquidity of the security and other general market conditions. The sensitivity analysis duration model used by the Company produces a loss in fair value of $2.4 million and $1.0 million on its fixed maturity securities and a gain in fair value of $6.7 million and $8.4 million on its mandatorily redeemable Preferred Securities as of June 30, 2002 and December 31, 2001, respectively, based on a 100 basis point increase in interest rates. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produces a loss in fair value of $1.6 million and $1.0 million as of June 30, 2002 and December 31, 2001, respectively.

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

On March 2, 2001 the Court entered an order dismissing all claims alleging violations of Section 11 of the Securities Act, and dismissing the Company's Directors, financial underwriters, independent accountants and others as defendants in this action. The Court also ruled that certain of Plaintiffs' allegations regarding the remaining defendants' alleged failure to properly report contingent losses attributable to Montrose did not state a claim under Section 10b and Rule 10b-5. In two subsequent rulings, the Court and Magistrate Judge clarified the March 2 ruling to specify which of Plaintiffs' Montrose-related allegations failed to state a Section 10b and Rule 10b-5 claim. As a result of these three rulings, the litigation has been reduced to a claim the Company and three of its former officers, during the period from August 14, 1997 to November 16, 1999, failed to disclose adequately information about various aspects of the Company's operations, including information relating to the Company's exposure after January 1, 1997 to losses resulting from the Montrose decision. Plaintiffs seek compensatory damages, reasonable costs and expenses incurred in this action and such other and such further relief as the Court may deem proper. On August 6, 2001 the Magistrate Judge granted Plaintiffs' Motion for Class Certification. Plaintiffs' fact discovery was concluded July 31, 2002 in accordance with a schedule established by the Court. A tentative trial date has not been established.

The Company intends to vigorously contest this action and believes Plaintiffs' allegations are without merit. Nevertheless, the ultimate outcome of this action cannot be predicted at this time and the Company currently is unable to determine the potential effect of this litigation on its financial position, results of operations or cash flows.

Acceptance Insurance Companies Inc. et al. adv. Mutual Service Casualty Insurance Company, (USDC, SD, Indiana; Civil Action IP01-0918 C -M/S). In July 2001 the Company was served with a Complaint filed in the United States District Court for the Southern District of Indiana by Mutual Service Casualty Insurance Company ("MSCI"). Other defendants in this action included IGF Insurance Company ("IGF"), Symons International Group, Inc. and several of their corporate and individual affiliates. MSCI alleged IGF reinsured it in conjunction with an agricultural production interruption insurance program (the "AgPI Program"), that IGF failed to perform its obligations and that an arbitration and suit in New Jersey federal court both were pending between MSCI and IGF regarding the AgPI Program.

In the Indiana suit MSCI contended the Company failed to pay IGF reasonable equivalent value for the crop insurance assets the Company purchased from IGF as of June 6, 2001 and assisted other defendants to hinder, delay or defraud MSCI in violation of the Indiana Fraudulent Transfers Act. MSCI sought a preliminary injunction prohibiting IGF and its affiliates from disposing of any proceeds received from the Company in conjunction with the Company's purchase of the IGF crop insurance assets, and also prohibiting the Company from disposing of any of the crop insurance assets it purchased from IGF. MSCI also sought a judgment voiding the asset sale and purchase IGF and the Company completed June 6, 2001, declaring all defendants directly responsible to MSCI for the obligations of IGF and awarding any other legal or equitable relief permitted by law.

On August 2 and 3, 2001 the Court held an evidentiary hearing on MSCI's request for a preliminary injunction. During the hearing the Court accepted documentary evidence and heard extensive testimony from various witnesses. At the conclusion of the hearing the Court orally denied MSCI's request for a preliminary injunction. On May 1, 2002 the Court entered an Order to File Stipulation of Dismissal, noting that it had been advised a settlement had been reached. The Company and all other parties subsequently entered into a settlement agreement providing for dismissal of the action and a complete release of all claims against all defendants. Other defendants provided all consideration for release of the Company. On June 26, 2002 the Court dismissed the matter with prejudice.

Item 4. Submission of Matters to a Vote of Security Holders

The Registrant's Annual Meeting of shareholders was held on May 21, 2002, and the following matters were submitted to a vote of shareholders at such Annual Meeting.

At the Annual Meeting, eight Directors nominees were elected by shareholders to serve as Directors until the next Annual Meeting of shareholders, and until their successors are named. The number of votes for each such Director and the number of votes withheld for each Director are set forth below:

                                                                   Number of Votes
                            Name                                     For                                 Withheld
                      Myron L. Edleman                  12,333,720                           30,695
                      Edward W. Elliott, Jr.              12,333,241                          31,174
                      John E. Martin                         12,331,172                          33,243
                      Michael R. McCarthy              12,334,262                          30,153
                      R. L. Richards                          12,334,572                         29,843
                      David L. Treadwell                  12,333,910                         30,505
                      Doug T. Valassis                      12,333,791                         30,624
                      Richard L. Weill                       12,334,520                         29,825

Also submitted to shareholders at such Annual Meeting was a proposal to ratify the appointment of Deloitte and Touche LLP as the Company's principal independent public accountants for 2002. The voting results of such proposal are as follows:

                      FOR                                           12,328,758
                     AGAINST                                          22,965
                     ABSTAIN                                          12,692

Item 5. Other Information

Officers' Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - See Exhibits 99.1 and 99.2.

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

              (b) Form 8-K

                   The following Current Reports on Form 8-K have been filed during the last fiscal quarter of the period covered by this Report:

                                                            Financial Statements                 Date of
                                Item                                 Filed                             Report

                        Item 5. Other Events.                 No                         March 27, 2002

                        Item 5. Other Events.                 No                         April 19, 2002

                        Item 5. Other Events.                 No                         May 6, 2002

                        Item 5. Other Events.                 No                         May 21, 2002

                        Item 5. Other Events.                 No                         May 21, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCEPTANCE INSURANCE COMPANIES INC.

By /s/ John E. Martin                                 Dated: August 14, 2002
         John E. Martin
         President and Chief Executive Officer

By /s/ Dwayne D. Hallman                         Dated: August 14, 2002
          Dwayne D. Hallman
          Chief Financial Officer and Treasurer

ACCEPTANCE INSURANCE COMPANIES INC.
QUARTERLY REPORT ON FORM 10-Q
SIX MONTHS ENDED JUNE 30, 2002

EXHIBIT INDEX

NUMBER                     EXHIBIT DESCRIPTION

99.1                                  John E. Martin Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
                                          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                                  Dwayne D. Hallman Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
                                          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 99.1

CERTIFICATION
PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the accompanying Quarterly Report on Form 10-Q (the “Report”) of Acceptance Insurance Companies Inc. (the “Company”) for the quarter ended June 30, 2002, I, John E. Martin, President and Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, based on procedures completed to date and subject to the results of procedures implemented but not yet completed in connection with providing this certification, that:

        (1)   the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)   the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                                                                     /s/ John E. Martin
                                                                                                      John E. Martin
                                                                                                      Title: President and Chief Executive Officer

                                                                                                      Acceptance Insurance Companies Inc.

Date: August 14, 2002

EXHIBIT 99.2

CERTIFICATION
PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the accompanying Quarterly Report on Form 10-Q (the “Report”) of Acceptance Insurance Companies Inc. (the “Company”) for the quarter ended June 30, 2002, I, Dwayne D. Hallman, Chief Financial Officer and Treasurer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, based on procedures completed to date and subject to the results of procedures implemented but not yet completed in connection with providing this certification, that:

        (1)   the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)   the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                                                                      /s/ Dwayne D. Hallman
                                                                                                      Dwayne D. Hallman
                                                                                                      Title: Chief Financial Officer and Treasurer

                                                                                                      Acceptance Insurance Companies Inc.

Date: August 14, 2002