Form 10-Q
period 2002-11-18
ACCEPTANCE INSURANCE COMPANIES INC
filed 2002-11-19
CIK 74783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

Commission File Number 1-7461

ACCEPTANCE INSURANCE COMPANIES INC.
(Exact name of registrant as specified in its charter)

                                               Delaware                                         31-0742926
                                    (State or other jurisdiction of                     ( I.R.S. Employer
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

                                            YES X                                         NO ____

The number of shares of each class of the Registrant’s common stock outstanding on November 8, 2002 was:

                                    Class of Common Stock                 No. of Shares Outstanding
                                 Common Stock, $.40 Par Value                 14,200,996

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.             Financial Statements (unaudited):

                        Consolidated Balance Sheets
                        September 30, 2002 and December 31, 2001

                        Consolidated Statements of Operations
                        Three Months and Nine Months Ended September 30, 2002 and 2001

                       Consolidated Statements of Cash Flows
                       Nine Months Ended September 30, 2002 and 2001

                       Notes to Interim Consolidated Financial Statements

 Item 2.           Management's Discussion and Analysis of Financial Condition and
                       Results of Operations

 Item 3.          Quantitative and Qualitative Disclosure about Market Risk

 Item 4.           Controls and Procedures

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

 Item 5.           Other Information

 Item 6.            Exhibits and Reports on Form 8-K

 Signatures

  Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 Exhibit Index

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (dollars in thousands except share data)

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
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

Management’s Opinion – The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company’s financial position as of September 30, 2002 and December 31, 2001, and the results of operations for the three months and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. See the Company’s 10-K for additional information that may be necessary or useful in understanding the Company’s operations and its financial statement presentation.

Statements of Cash Flows – The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. As of September 30, 2002 approximately $37.5 million of short-term investments had maturity dates at acquisition of greater than three months. Restricted short-term investments are not considered a cash equivalent.

Restricted Short-Term Investments – The restricted short-term investments balance is comprised of investments deposited with a trustee for the Company’s issuance of an outstanding letter of credit relating to reinsurance coverage.

Recent Statements of Financial Accounting Standards - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ( "SFAS No. 141"), Business Combinations, and Statement No. 142 ( "SFAS No. 142"), Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and specifies the criteria for recognition of intangible assets separately from goodwill.

SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with a determinable useful life will continue to be amortized over that period. The adoption of SFAS No. 142 had no impact on the Company’s financial statements at January 1, 2002. With the adoption of SFAS No. 142 on January 1, 2002 goodwill is no longer amortized and in accordance with SFAS No. 142 the goodwill is tested for impairment annually and between annual tests if an event occurs that would more likely than not reduce the fair value of the reporting unit. During the second quarter, the Company completed the transitional goodwill impairment test required by SFAS No. 142 and determined that there was no goodwill impairment. As a result of the significant operating losses in the agricultural segment during the third quarter, the Company reevaluated the recoverability of the goodwill and intangible assets. Based upon the results of such review, it was determined that the intangible asset related to non-competition agreements, which was carried on the books at approximately $5.7 million, has no value, but based upon the non-binding Letter of Intent between the Company and Rain and Hail (see Note 13) which sets forth the preliminary terms of the Company’s potential sale of certain crop insurance assets to Rain and Hail, the goodwill carried on the books of the Company at approximately $30.0 million is not impaired.

A reconciliation of the Company’s net loss and loss per share for the three and nine months ended September 30, 2002 and 2001 to amounts adjusted for the exclusion of goodwill amortization is as follows:

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), Accounting for Asset Retirement Obligations. SFAS No. 143 requires recognition on the balance sheet of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of such assets. Additionally, at the time an asset retirement obligation (“ARO”) is recognized, an ARO asset of the same amount is recorded and depreciated. This pronouncement is effective for fiscal years beginning after June 15, 2002. The Company is evaluating the impact that adoption of this standard will have on its consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 on January 1, 2002, did not have any impact on the Company's consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is evaluating the impact that adoption of this standard will have on its consolidated financial statements.

Reclassifications - Certain prior period amounts have been reclassified to conform with current year presentation.

 2. INVESTMENTS

The amortized cost and related estimated fair values of investments in the accompanying balance sheets are as follows:

3. INCOME TAXES

The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes. The primary components of the Company’s deferred tax assets and liabilities as of September 30, 2002 and December 31, 2001, respectively, follow:

The realization of the net deferred tax asset is dependent upon the Company’s ability to generate sufficient taxable income in future periods. For tax purposes, the Company has net operating loss carryforwards that expire, if unused, beginning in 2019. During the three months ended September 30, 2002, the Company’s ability to generate sufficient taxable income in future periods was significantly impacted by results in its agricultural segment (see Note 10 for additional information). Based on the results of operations, management believes that it is unlikely that the tax benefits for which it created a valuation allowance will be realized in the near future.

Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated financial statements for the nine months ended September 30, 2002 and 2001, as follows:

4. INSURANCE PREMIUMS AND CLAIMS

Insurance premiums written and earned by the Company’s insurance subsidiaries for the three months and nine months ended September 30, 2002 and 2001 are as follows:

Insurance losses and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of $618.8 million and $263.9 million for the three months ended September 30, 2002 and 2001, respectively. Insurance losses and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of $868.7 million and $498.0 million for the nine months ended September 30, 2002 and 2001, respectively.

5. BANK BORROWINGS

As of September 30, 2002, the Company has a Security and Letter Loan Agreement for $27.9 million. The entire facility was reserved for an outstanding letter of credit and, accordingly, no borrowings were permitted under such facility.

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

Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemptive provisions, all described in the Junior Debenture Indenture. So long as no event of default has occurred, the Company has the right to defer the payment of interest at any time for a period not to exceed 20 consecutive quarterly periods. At the end of the extension period, the Company must pay all interest then accrued and unpaid. Effective November 18, 2002 the Company has elected to defer payment of interest on its Junior Subordinated Debentures beginning with the interest payment date on December 31, 2002 and will continue until not later than September 30, 2007. The interest payments on the Preferred Securities will be deferred for a corresponding period.

At September 30, 2002 and December 31, 2001, the Company had $94.875 million outstanding at a weighted average interest cost of 9.2%. During the three months and nine months ended September 30, 2002 the Company paid $4.3 million and $6.4 million, respectively, of interest on the Preferred Securities. The distribution of Preferred Securities interest for the second quarter of 2002 was due and paid in July. During the three months ended September 30, 2001 no interest for the third quarter was paid on the Preferred Securities as the distribution of such interest was due and paid on October 1, 2001. During the nine months ended September 30, 2001 the Company paid $4.3 million of interest on the Preferred Securities.

7. REINSURANCE

The Company’s insurance subsidiaries cede insurance to other companies under quota share, excess of loss, catastrophe and facultative treaties. The reinsurance agreements are tailored to the various programs offered by the insurance subsidiaries. Reinsurance does not discharge the insurer from its obligations to its insured. If the reinsurer fails to meet its obligations, the ceding insurer remains liable to pay the insured loss, but the reinsurer is liable to the ceding insurer to the extent of the reinsured portion of any loss.

The Company reinsures certain portions of business written by Clarendon, Redland, AIIC and ACIC. Under these reinsurance agreements, the Company assumes business after Clarendon, Redland, AIIC, and ACIC cessions to outside reinsurers. However, the Company is contingently liable for any uncollectible amounts due from these outside reinsurers related to business produced and managed by the Company. See Note 10.

At December 31, 2001, approximately 40% of the Company’s outstanding reinsurance recoverables was from reinsurance companies rated A- (Excellent) or better by A.M. Best and approximately 50% was from the federal government. On August 2, 2002, Constitution Insurance Company (CIC), one of the Company’s largest reinsurers, had its financial strength rating lowered by A.M. Best from A- (Excellent) to B+ (Very Good). The rating action by A.M. Best follows an announcement by the parent company of CIC, Gerling Global Reinsurance Corporation, of its intention to exit the U.S. nonlife reinsurance market. As of September 30, 2002 the Company has outstanding reinsurance recoverables from CIC of approximately $21.4 million and is contingently liable for AIIC and Redland reinsurance recoverables from CIC totaling approximately $2.7 million. CIC continues to make payments to the Company for reinsurance billings and accordingly, no allowance for doubtful accounts or liability has been established for these balances.

In September 2001 the Company initiated an arbitration proceeding with a pool of solvent reinsurers and their manager for failure to timely pay sums under a workers’ compensation insurance program of the Company written on Redland paper. The Company expects this arbitration will be concluded in early 2003. The Company is contingently liable to Redland for amounts due from these reinsurers related to business under this program. At September 30, 2002 the Company is contingently liable to Redland for approximately $16.8 million due from these reinsurers on this program. While the Company believes the reinsurers will be required to pay amounts due and, accordingly, a liability has not been established for these reinsurance recoveries, the ultimate outcome cannot be predicted at this time.

Additionally, the Company expensed its estimated future obligations under a multi-year reinsurance agreement totaling $21.4 million in the third quarter due to the uncertainty of the Company’s ability to operate in the agricultural segment in the future and, therefore, its inability to realize the benefits from this contract.

8. NET LOSS PER SHARE

The net loss per share for both basic and diluted for the three months and nine months ended September 30, 2002 and 2001 are as follows:

Contingent stock and stock options were not included in the above calculations due to their antidilutive nature.

9. OTHER COMPREHENSIVE LOSS

Other comprehensive loss determined in accordance with SFAS No. 130 for the three months and nine months ended September 30, 2002 and 2001 are as follows:

10. BUSINESS SEGMENTS

The Company is engaged in the agricultural and specialty property and casualty insurance business. The principal lines of the agricultural segment are Multi-Peril Crop Insurance (“MPCI”), supplemental coverages and named peril insurance. The property and casualty segment primarily consists of general liability, commercial property, commercial casualty, inland marine and workers’ compensation. The Company’s increased emphasis in its agricultural segment may produce more volatility in the operating results on a quarter-to-quarter or year-to-year basis than has historically been the case due to the seasonal and short-term nature of the Company’s crop business, as well as the impact on the crop business of weather and other natural perils.

The Company’s results are significantly impacted by its crop business, particularly its MPCI line. Estimated results from MPCI and related products are not generally recorded until after the crops are harvested and final market prices are established. Due to the nature of several of the Crop Revenue Coverage (“CRC”) products whereby results are based on the market prices of various commodities in the fourth quarter, as well as yields, and the significance of CRC as a percentage of MPCI, the Company recorded its initial estimate of profit or loss for MPCI and related products in the fourth quarter of 2001. Due to the significance of known and estimatible losses for the 2002 crop year, the Company has recorded its initial estimate of loss for MPCI and related products in the third quarter of 2002. Any changes in estimates typically occur during the following two to three quarters, after the claim adjustment process is substantially complete. The initial estimated loss recorded for the 2002 crop year may be subject to more volatility as the claims data is being impacted by changes to claims reserving practices implemented during 2002 and is less mature than prior years when the estimate was initially recorded in the fourth quarter.

The underwriting earnings or loss for the MPCI business is generally comprised of the FCIC profit share net of the amounts ceded to private reinsurers, expenses in excess of MPCI reimbursements from the FCIC, and amortization expense for non-competition agreements. Additionally, MPCI underwriting results include any adjustments to prior year MPCI results.

Many parts of the country experienced drought and abnormal growing conditions that significantly impacted the amount of losses under 2002 MPCI policies issued by the Company. These MPCI losses impact the Company’s share of profit it receives from or loss it pays to the Federal Crop Insurance Corporation (“FCIC”) under the profit sharing formula established by law and administered by the Risk Management Agency. Because of the extraordinary reported and expected volume and severity of crop insurance claims in 2002, however, the Company expects its MPCI operations will result in minimal, if any, payments from the FCIC under this profit sharing formula. As a result, the Company recorded a zero percentage profit share on a retained pool of approximately $415.3 million and recognized MPCI reinsurance costs and underwriting expenses through September 30, 2002 of approximately $60.7 million. Therefore the Company recorded a loss from crop insurance underwriting and operation for the three months ended September 30, 2002 of approximately $62.2 million. The recognized loss has materially reduced the statutory surplus of American Growers Insurance Company, the Company’s wholly owned crop insurance subsidiary. The zero percentage profit share in 2002 compares to an adjusted 2001 crop year profit share of approximately $81.1 million on a retained pool of approximately $498.3 million, or 16.3%.

The Company ceded approximately $65 million of its 2002 crop year MPCI Retained Premiums under quota share agreements to private reinsurers participating in its overall crop reinsurance programs. At the zero percentage profit share recorded for the 2002 crop year, the quota share agreements had no impact to the MPCI underwriting loss. The net exposure was further reduced by excess of loss reinsurance purchased from private carriers with a total cost of approximately $17.1 million for the 2002 crop year. Under the MPCI program, the Company retains the first 4.5% of loss under the MPCI profit share calculation with excess of loss reinsurance providing protection above that percentage. From 4.5% to 35% of loss under the MPCI profit share calculation, the Company retains 10% of the exposure. Above 35%, the Company participates at varying levels.

For the nine months ended September 30, 2002 the amount of direct and allocated expenses in excess of MPCI reimbursements from the FCIC totaled approximately $41.1 million and non-competition expense totaled approximately $2.5 million. Additionally, the Company expensed its estimated future obligations under a multi-year reinsurance agreement totaling $21.4 million and impaired the remaining non-competition intangible assets totaling approximately $5.7 million. These items were expensed in the third quarter due to the uncertainty of the Company’s ability to operate in the agricultural segment in the future and, therefore, its inability to realize the benefits from these contracts.

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

Segment insurance premiums earned and segment underwriting earnings (loss) for the three months and nine months ended September 30, 2002 and 2001 are as follows:

11. SALE OF SUBSIDIARIES AND PROPERTY AND CASUALTY SEGMENT BUSINESS

The Company sold Redland Insurance Company (“Redland”) to Clarendon National Insurance Company (“Clarendon”) effective as of July 1, 2000. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries, to a wholly owned subsidiary of Acceptance Insurance Companies Inc. The transaction included the appointment of other Company subsidiaries as a producer and administrator for the business the Company writes through Clarendon and Redland. The Company also reinsures certain portions of the business written by Clarendon and Redland. At September 30, 2002, approximately $78.8 million of fixed maturities available-for-sale and $104,000 of short-term investments were pledged to Clarendon to secure the Company’s obligations under reinsurance agreements. Under these reinsurance agreements, the Company assumes business from Clarendon and Redland after cessions to outside reinsurers (“Clarendon Reinsurers”). The Company is contingently liable for any uncollectible amounts due from Clarendon Reinsurers related to this business. At September 30, 2002, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers totaled approximately $123 million. At December 31, 2001, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers totaled approximately $137 million, of which currently approximately 89% were from reinsurance companies rated A- (Excellent) or better by A.M. Best.

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

As of July 1, 2001 the Company sold two wholly owned insurance companies to McM Corporation, a Raleigh, North Carolina based insurance holding company (“McM”). The two companies, Acceptance Indemnity Insurance Company (“AIIC”) and Acceptance Casualty Insurance Company (“ACIC”), underwrote primarily property and casualty segment insurance. The sale was a cash transaction of approximately $20.6 million that resulted in a realized gain in the third quarter of 2001 of approximately $375,000. The Company also reinsures certain portions of the business written by AIIC and ACIC. As of September 30, 2002 approximately $11.4 million of fixed maturities available-for-sale and $39,000 of short-term investments were pledged to McM to secure the Company’s net obligations under the reinsurance agreements. Under these reinsurance agreements, the Company assumes business from AIIC and ACIC after cessions to outside reinsurers (“AIIC Reinsurers”). The Company is contingently liable for any uncollectible amounts due from AIIC Reinsurers related to this business. At September 30, 2002, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers totaled approximately $37 million. At December 31, 2001, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers totaled approximately $39 million, of which currently approximately 80% were from reinsurance companies rated A- (Excellent) or better by A.M. Best.

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

12. ACQUISITION OF IGF CROP INSURANCE ASSETS

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

The acquisition was accounted for by the purchase method of accounting and, accordingly, the statements of operations include the acquired crop results beginning June 6, 2001. The assets acquired and recognition of liabilities directly related to the acquisition of $34.2 million and $6.8 million, respectively, were recorded at estimated fair values as determined by the Company’s management. The Company’s purchase price allocation included $18.3 million of goodwill and $10.1 million of intangible assets. The assets acquired and recognition of liabilities directly related to the acquisition and the allocation of the purchase price was revised in the second quarter of 2002 based upon final determination of fair values.

With the adoption of SFAS No. 142 on January 1, 2002 goodwill is no longer amortized. In accordance with SFAS No. 142 the goodwill is tested for impairment at least annually. See Note 1 "Summary of Significant Accounting Policies - Recent Statements of Financial Accounting Standards."

13. SUBSEQUENT EVENTS

On November 18, 2002 the Company announced that it signed a non-binding Letter of Intent setting forth the preliminary terms for the Company’s potential sale of certain crop insurance assets to Rain and Hail L.L.C. and ACE American Insurance Company (collectively "Rain and Hail"). The Letter of Intent contemplates transfer by the Company of its MPCI policies, including policies for the 2003 crop year, and certain agreements between American Growers Insurance Company and independent crop insurance agents. Under the preliminary terms, the Company would receive a cash payment at closing, expected to be in December, of $21.5 million. During 2003 the Company also would be reimbursed certain expenses of approximately $5.0 million and could receive additional payments of zero to $3.2 million depending upon the amount of the Company's crop insurance business transitioned to Rain and Hail. Finally, if the proposed transaction were completed in a manner generally consistent with the Letter of Intent, the Company would receive annual payments of zero to $7.5 million for five years, depending upon Rain and Hail's achievement of certain financial results in each of those years.

The proposed transaction is contingent upon several conditions, including the negotiation and execution of a definitive agreement, approval by the Boards of Directors of both companies and certain of their affiliates, and receipt of all required governmental approvals. There can be no assurance as to the final terms of the proposed transaction, that the conditions will be satisfied, or that the proposed transaction will be completed.

The Company is reviewing other potential impacts of its crop insurance underwriting results and the proposed transaction on its operations. During the fourth quarter of 2002 and the first quarter of 2003 the Company expects it will terminate crop insurance underwriting operations and incur significant severance, benefit and other operational costs, which will increase if the proposed transaction is not completed. Additionally, if the proposed transaction is not completed, the Company will likely establish significant additional allowances and recognize further impairment of certain intangible assets. The Company is also reviewing and expects to reduce the value of certain property and equipment used primarily in crop insurance operations when the outcome of the proposed transaction is known.

Effective November 18, 2002 the Company has elected to defer payment of interest on its Junior Subordinated Debentures beginning with the interest payment date on December 31, 2002 and will continue until not later than September 30, 2007. The interest payments on the Preferred Securities will be deferred for a corresponding period.

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

Certain characteristics of the Company’s crop business may affect comparisons, including: (i) the seasonal nature of the business whereby profits or losses are generally recognized predominately in the third or fourth quarter of the year; (ii) the nature of crop business whereby losses are known within a one year period; and (iii) the limited amount of investment income associated with crop business. In addition, cash flows from such business differ from cash flows from certain more traditional lines. The Company’s increased emphasis in its agricultural segment may produce more volatility in the operating results on a quarter-to-quarter or year-to-year basis than has historically been the case due to the seasonal and short-term nature of the Company’s crop business, as well as the impact on the crop business of weather and other natural perils.

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

Many parts of the country experienced drought and abnormal growing conditions that significantly impacted the amount of losses under 2002 MPCI policies issued by the Company. These MPCI losses impact the Company’s share of profit it receives from or loss it pays to the Federal Crop Insurance Corporation (“FCIC”) under the profit sharing formula established by law and administered by the Risk Management Agency. Because of the extraordinary reported and expected volume and severity of crop insurance claims in 2002, however, the Company expects its MPCI operations will result in minimal, if any, payments from the FCIC under this profit sharing formula. As a result, the Company recorded a zero percentage profit share on a retained pool of approximately $415.3 million and recognized MPCI reinsurance costs and underwriting expenses through September 30, 2002 of approximately $60.7 million. Therefore the Company recorded a loss from crop insurance underwriting and operation for the three months ended September 30, 2002 of approximately $62.2 million. The recognized loss has materially reduced the statutory surplus of American Growers Insurance Company, the Company’s wholly owned crop insurance subsidiary. The zero percentage profit share in 2002 compares to an adjusted 2001 crop year profit share of approximately $81.1 million on a retained pool of approximately $498.3 million, or 16.3%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

On November 18, 2002 the Company announced that it signed a non-binding Letter of Intent setting forth the preliminary terms for the Company’s potential sale of certain crop insurance assets to Rain and Hail L.L.C. and ACE American Insurance Company (collectively “Rain and Hail”). The Letter of Intent contemplates transfer by the Company of its MPCI policies, including policies for the 2003 crop year, and certain agreements between American Growers Insurance Company and independent crop insurance agents. Under the preliminary terms, the Company would receive a cash payment at closing, expected to be in December, of $21.5 million. During 2003 the Company also would be reimbursed certain expenses of approximately $5.0 million and could receive additional payments of zero to $3.2 million depending upon the amount of Company's crop insurance business transitioned to Rain and Hail. Finally, if the proposed transaction were completed in a manner generally consistent with the Letter of Intent, the Company would receive annual payments of zero to $7.5 million for five years, depending upon Rain and Hail's achievement of certain financial results in each of those years.

The proposed transaction is contingent upon several conditions, including the negotiation and execution of a definitive agreement, approval by the Boards of Directors of both companies and certain of their affiliates, and receipt of all required governmental approvals. There can be no assurance as to the final terms of the proposed transaction, that the conditions will be satisfied, or that the proposed transaction will be completed.

The Company is reviewing other potential impacts of its crop insurance underwriting results and the proposed transaction on its operations. During the fourth quarter of 2002 and the first quarter of 2003 the Company expects it will terminate crop insurance underwriting operations and incur significant severance, benefit and other operational costs, which will increase if the proposed transaction is not completed. Additionally, if the proposed transaction is not completed, the Company will likely establish significant additional allowances and recognize further impairment of certain intangible assets. The Company is also reviewing and expects to reduce the value of certain property and equipment used primarily in crop insurance operations when the outcome of the proposed transaction is known.

Additionally, if the proposed transaction is not completed the Company’s ability to operate its agricultural segment business in the future will be dependent upon additional capital resources. The availability of these capital resources is heavily dependent upon external sources and currently, it is unknown if these resources will be available. If additional capital were not available the Company would discontinue its crop insurance underwriting operations, its managing general agency business, or both.

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

Critical Accounting Policies

Critical accounting policies are those that are important to the presentation of the Company’s financial condition and results of operations and require the Company’s management to make significant estimates or exercise significant judgment.

A critical accounting policy of the Company relates to the accounting treatment for MPCI business which is different than more traditional property and casualty insurance lines. The Company issues and administers MPCI policies, for which it receives administrative fees, and the Company participates in a profit sharing arrangement in which it receives from the government a portion of the aggregate profit, or pays a portion of the aggregate loss, with respect to the business it writes. The Company’s share of profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the Risk Management Agency (“RMA”). Due to the nature of several of the CRC products whereby results are based on the market prices of various commodities in the fourth quarter, as well as yields, and the significance of CRC as a percentage of MPCI, the Company historically has recorded its initial estimate of profit or loss for MPCI and related products in the fourth quarter. Due to the significance of known and estimatible losses for the 2002 crop year, the Company has recorded its initial estimate of loss for MPCI and related products in the third quarter of 2002. Any changes in estimates typically occur during the following two to three quarters, after the claim adjustment process is substantially complete. The Company receives its profit share in cash, with 60% of the amount in excess of 17.5% of its MPCI Retention (as defined in the profit sharing agreement) in any year carried forward to future years, or it must pay its share of losses. For statement of operations purposes, gross premiums written consist of the aggregate amount of MPCI premiums paid by agricultural producers, and do not include any related federal premium subsidies. Additionally, any profit share earned by the Company, net of the cost of third party excess of loss reinsurance, is shown as net premiums written, which equals net premiums earned for MPCI business; whereas, any share of losses payable by the Company is charged to losses and loss adjustment expenses. MPCI premiums received during the year which correspond to next year’s crop season are deferred until the next year. Insurance underwriting expenses are presented net of administrative fees received from the RMA for reimbursement of costs incurred by the Company.

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

The Company records a net deferred income tax asset to reflect the Company’s net operating loss carryforwards and the tax impact of temporary differences between the carrying amounts for financial and tax purposes. For tax purposes, the Company’s net operating loss carryforwards expire, if unused, beginning in 2019. The realization of the net deferred tax asset is dependent upon the Company’s ability to generate sufficient taxable income in future periods. In determining whether the net deferred tax asset will be realized, management is required to estimate future earnings and project reversal of temporary differences. Future effects from any changes in these estimates, which may be material, are recorded in the period of the change.

The Company’s balance sheet includes an asset for excess of cost over acquired net assets (“goodwill”) for prior acquisitions accounted for under the purchase method of accounting. With the adoption of SFAS No. 142 on January 1, 2002 goodwill is no longer amortized and in accordance with SFAS No. 142 the goodwill is tested for impairment annually and between annual tests if an event occurs that would more likely than not reduce the fair value of the reporting unit.

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

The Company's results are significantly impacted by its crop business, particularly its MPCI line. Due to the nature of several of the CRC products whereby results are based on the market prices of various commodities in the fourth quarter, as well as yields, and the significance of CRC as a percentage of MPCI, the Company historically has recorded its initial estimate of profit or loss for MPCI and related products in the fourth quarter. Due to the significance of known and estimatible losses for the 2002 crop year, the Company has recorded its initial estimate of loss for MPCI and related products in the third quarter of 2002. Agricultural segment results are particularly dependent on events beyond the control of Acceptance Insurance Companies Inc., notably weather conditions during the crop seasons in the states where Acceptance Insurance Companies Inc. writes a substantial amount of its crop insurance, the market price of grains on various commodity exchanges and overall worldwide supply and demand, the continuing globalization of the crop industry and its effect on the export of crops to other countries and the volatility of crop prices resulting from domestic and foreign policy decisions. Additionally, federal regulations governing aspects of crop insurance are frequently modified, and any such changes may impact crop insurance results.

On November 18, 2002 the Company announced that it signed a non-binding Letter of Intent setting forth the preliminary terms for the Company’s potential sale of certain crop insurance assets to Rain and Hail L.L.C. and ACE American Insurance Company (collectively “Rain and Hail”). The Letter of Intent contemplates transfer by the Company of its MPCI policies, including policies for the 2003 crop year, and certain agreements between American Growers Insurance Company and independent crop insurance agents. Under the preliminary terms, the Company would receive a cash payment at closing, expected to be in December, of $21.5 million. During 2003 the Company also would be reimbursed certain expenses of approximately $5.0 million and could receive additional payments of zero to $3.2 million depending upon the amount of the Company’s crop insurance business transitioned to Rain and Hail. Finally, if the proposed transaction were completed in a manner generally consistent with the Letter of Intent, the Company would receive annual payments of zero to $7.5 million for five years, depending upon Rain and Hail’s achievement of certain financial results in each of those years.

The proposed transaction is contingent upon several conditions, including the negotiation and execution of a definitive agreement, approval by the Boards of Directors of both companies and certain of their affiliates, and receipt of all required governmental approvals. There can be no assurance as to the final terms of the proposed transaction, that the conditions will be satisfied, or that the proposed transaction will be completed.

The Company is reviewing other potential impacts of its crop insurance underwriting results and the proposed transaction on its operations. During the fourth quarter of 2002 and the first quarter of 2003 the Company expects it will terminate crop insurance underwriting operations and incur significant severance, benefit and other operational costs, which will increase if the proposed transaction is not completed. Additionally, if the proposed transaction is not completed, the Company will likely establish significant additional allowances and recognize further impairment of certain intangible assets. The Company is also reviewing and expects to reduce the value of certain property and equipment used primarily in crop insurance operations when the outcome of the proposed transaction is known.

Additionally, if the proposed transaction is not completed the Company’s ability to operate its agricultural segment business in the future will be dependent upon additional capital resources. The availability of these capital resources is heavily dependent upon external sources and currently, it is unknown if these resources will be available. If additional capital were not available the Company would discontinue its crop insurance underwriting operations, its managing general agency business, or both.

Forward-looking information set forth herein does not take into account any impact from any adverse weather conditions during the 2003 crop season, or the various other factors noted above which may affect crop and noncrop operation results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General” above for additional information regarding these events and factors.

Results of Operations

Three Months and Nine Months Ended September 30, 2002 Compared to Three Months and Nine Months Ended September 30, 2001

The Company’s net loss was $131.0 million, or $9.23 per share, for the three months ended September 30, 2002 as compared to a net loss of approximately $9.5 million, or $0.66 per share, for the three months ended September 30, 2001. During the nine months ended September 30, 2002 and 2001 the Company had a net loss of approximately $140.5 million and $14.2 million, respectively. The increase in the net loss during the three months and nine months ended September 30, 2002 was primarily attributable to an increase in the underwriting loss in the agricultural segment, the expensing of $21.4 million in estimated future obligations under a multi-year reinsurance agreement, the impairment of $5.7 million of intangibles, the establishment of a deferred income tax valuation allowance of $68.4 million and a decrease in net investment income and realized capital gains (losses). Partially offsetting these increases was a decrease in the property and casualty segment underwriting loss.

The underwriting loss from the Company’s agricultural segment was approximately $62.2 million and $66.4 million for the three months and nine months ended September 30, 2002, respectively. Within the agricultural segment, MPCI underwriting results accounted for $60.9 million and $64.9 million of the underwriting loss for the three and nine months ended September 30, 2002, respectively. The agricultural segment underwriting earnings for the three and nine ended September 30, 2001 were approximately $1.9 million and $1.0 million, respectively.

The Company historically has recorded its initial estimate of profit or loss for MPCI and related products in the fourth quarter. Any changes in such estimates typically occurred during the first two quarters of the following year, after the claim adjustment process is substantially complete. Due to the significance of known and estimatible losses for the 2002 crop year, the Company has recorded its initial estimate of loss for MPCI and related products in the third quarter of 2002. Accordingly, any changes in such estimates will typically occur during the following three quarters, after the claim adjustment process is substantially complete. The initial estimated loss recorded for the 2002 crop year may be subject to more volatility as the claims data is being impacted by changes to claims reserving practices implemented during 2002 and is less mature than prior years when the estimate was initially recorded in the fourth quarter.

The underwriting earnings or loss for the MPCI business is generally comprised of the FCIC profit share net of the amounts ceded to private reinsurers, expenses in excess of MPCI reimbursements from the FCIC, and amortization expense for non-competition agreements. Additionally, MPCI underwriting results include any adjustments to prior year MPCI results.

MPCI Gross Premiums decreased from $698 million in 2001 to $576 million in 2002. The MPCI premium volume decrease was primarily due to planned reductions in certain territories, decline related to the merging of the Company’s book of business with the business acquired from IGF, generally lower base prices for several crops, and a change in the distribution of business from CRC to Revenue Assurance – Harvest Price Option (“RA”). While the Company had historically written a minimal amount of RA business, the Company experienced a substantial increase in RA business due to certain RA policies that provide the same coverage as CRC at a lower premium.

Many parts of the country experienced drought and abnormal growing conditions that significantly impacted the amount of losses under 2002 MPCI policies issued by the Company. The Company has experienced significant loss activity related to the crops of corn, soybeans and wheat in the states of Nebraska, Kansas, Colorado, North Dakota, South Dakota, Ohio and Missouri. These MPCI losses impact the Company’s share of profit it receives from or loss it pays to the Federal Crop Insurance Corporation (“FCIC”) under the profit sharing formula established by law and administered by the Risk Management Agency. Because of the extraordinary reported and expected volume and severity of crop insurance claims in 2002, however, the Company expects its MPCI operations will result in minimal, if any, payments from the FCIC under this profit sharing formula. As a result, the Company recorded a zero percentage profit share on a retained pool of approximately $415.3 million and recognized MPCI reinsurance costs and underwriting expenses through September 30, 2002 of approximately $60.7 million. Therefore the Company recorded a loss from crop insurance underwriting and operation for the three months ended September 30, 2002 of approximately $62.2 million. The zero percentage profit share in 2002 compares to an adjusted 2001 crop year profit share of approximately $81.1 million on a retained pool of approximately $498.3 million, or 16.3%.

In addition to the FCIC reinsurance program, the Company utilizes third party reinsurance to manage volatility in loss exposure. The Company ceded approximately $65 million of its 2002 crop year MPCI Retained Premiums under quota share agreements to private reinsurers participating in its overall crop reinsurance programs. At the zero percentage profit share recorded for the 2002 crop year, the quota share agreements had no impact to the MPCI underwriting loss. The net exposure was further reduced by excess of loss reinsurance purchased from private carriers with a total cost of approximately $17.1 million for the 2002 crop year. Under the MPCI program, the Company retains the first 4.5% of loss under the MPCI profit share calculation with excess of loss reinsurance providing protection above that percentage. From 4.5% to 35% of loss under the MPCI profit share calculation, the Company retains 10% of the exposure. Above 35%, the Company participates at varying levels.

For the nine months ended September 30, 2002 the amount of direct and allocated expenses in excess of MPCI reimbursements from the FCIC totaled approximately $41.1 million and non-competition expense totaled $2.5 million. Additionally, the Company expensed its estimated future obligations under a multi-year reinsurance agreement totaling $21.4 million and impaired the remaining non-competition intangible assets totaling approximately $5.7 million. These items were expensed in the third quarter due to the uncertainty of the Company’s ability to operate in the agricultural segment in the future and, therefore, its inability to realize the benefits from these contracts. During the fourth quarter of 2002 and the first quarter of 2003 the Company expects it will terminate crop insurance underwriting operations and incur significant severance, benefit and other operational costs, which will increase if the proposed transaction (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General”) is not completed. Additionally, if the proposed transaction is not completed, the Company will likely establish significant additional allowances and recognize further impairment of certain intangible assets. The Company is also reviewing and expects to reduce the value of certain property and equipment used primarily in crop insurance operations when the outcome of the proposed transaction is known.

During the nine months ended September 30, 2002 the estimated profit share for the 2001 crop year was reestimated at $81.1 million on a MPCI retained pool of $498.3 million, or 16.3% as compared to an estimated profit share recorded at December 31, 2001 of $86.2 million on a MPCI retained pool of $499.4 million, or 17.3%. The first quarter 2002 results included $5.4 million of the decrease in estimated profit share. This reduction in estimated profit share for the nine months ended September 30, 2002 was partially offset by a related reduction in private MPCI reinsurance costs totaling approximately $1.8 million. The primary factor impacting the estimated MPCI profit share was excessive rain in cotton producing areas in the Southeastern United States, which delayed processing of the 2001 cotton harvest into 2002 and damaged the cotton before it could be processed, combined with lower commodity prices for cotton.

During the three months ended September 30, 2002, the Company’s ability to generate sufficient taxable income in future periods was significantly impacted by results in its agricultural segment. Management concluded it is unlikely that the deferred tax asset will be realized and recorded a valuation allowance of $68.6 million as of September 30, 2002.

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

During the past few years, the Company discontinued or sold all remaining property and casualty segment business. In March 2001, the Company sold a significant portion of its property and casualty business to Insurance Corporation of Hannover and in May 2001, the Company sold several of the remaining lines of business to McM Corporation and to American Reliable Insurance Company (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sale of Subsidiaries and Property and Casualty Segment Business”). Accordingly, the net premiums earned in the property and casualty segment decreased from approximately $4.3 and $25.8 million for the three months and nine months ended September 30, 2001, respectively, to $1.4 million and $7.7 million for the same periods in 2002. The Company expects that the property and casualty segment net premiums earned for the remainder of 2002 will only relate to the run-off of discontinued business. The Company continues to manage the run-off of this discontinued and sold business.

The Company’s property and casualty segment had an underwriting loss of approximately $6.1 million and $14.4 million for the three months and nine months ended September 30, 2002, respectively. For the three months and nine months ended September 30, 2001 the property and casualty segment had an underwriting loss of approximately $18.2 million and $30.1 million, respectively.

The results for the three months and nine months ended September 30, 2002 included a reserve increase of approximately $5.4 million and $12.2 million, respectively. The reserve development for the three months and nine months ended September 30, 2002 was comprised of approximately $5.3 million and $12.4 million, respectively, of negative reserve development attributable to the general liability and commercial multi-peril lines of business primarily in recent accident years. The nine months ended September 30, 2002 results included a net positive reserve development of approximately $800,000 in other lines of business partially offset by $650,000 of uncollectible reinsurance recoveries.

The Company’s property and casualty segment results for the three and nine months ended September 30, 2001 included a reserve increase of approximately $13.9 million and $14.7 million, respectively. The reserve increase was concentrated primarily in the general liability lines of business for accident years 1999 and prior. Additionally, the estimated ultimate loss and loss adjustment expense ratios for the 2001 accident year property and casualty business was increased during the third quarter.

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

The Company’s net investment income declined from approximately $3.5 million and $13.6 million for the three months and nine months ended September 30, 2001, respectively, to approximately $1.8 million and $5.7 million for the same periods in 2002. This decrease in investment income was primarily a result of lower interest yields due to the lower interest rate environment coupled with a decline in the size of the investment portfolio. The Company’s average outstanding portfolio decreased from approximately $350 million for the nine months ended September 30, 2001 to $238 million for the same period in 2002. The Company’s net realized capital gains were approximately $700,000 and $1.2 million for the three months and nine months ended September 30, 2001, respectively, as compared to net realized capital losses of approximately $200,000 and $1.0 million for the same periods in 2002. During the three and nine months ended September 30, 2002, net realized losses were impacted by an approximate $200,000 and $1.1 million of other than temporary impairment of common stock securities.

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

At September 30, 2002 the Company had $900,000 in cash and short-term investments. During the three months ended September 30, 2002, the Company paid approximately $4.3 million of interest on the Preferred Securities and approximately $4.2 million related to the redemption of a former employee’s right to put to the Company 254,071 shares of Company common stock at $16.39 per share.

The Company has $27.9 million of restricted short-term investments. The restricted short-term investments are comprised of investments deposited with a trustee for the Company’s issuance of an outstanding letter of credit relating to a multi-year crop excess of loss reinsurance agreement. American Growers Insurance Company (“AGIC”), the Company’s subsidiary primarily conducting the agricultural segment insurance operations, has historically paid the $7.5 million due under the reinsurance agreement. The restricted funds will become available to the Company over the next five years as AGIC pays the annual premium. If AGIC does not continue to pay the reinsurance premium obligation, the restricted funds may not become available in the future. As a result of the significant losses in the agricultural segment, the Company’s ability to operate its agricultural segment business in the future is dependent upon additional capital resources. As it is unknown if these resources will be available, the Company has expensed its estimated future obligations under a multi-year reinsurance agreement totaling $21.4 million. As a result, the Company expects only the excess of the restricted short-term investments over the estimated future obligations, or approximately $6.5 million, will become available to the Company.

The Company also holds a surplus note for $20 million issued by Acceptance Insurance Company, bearing interest at the rate of 9% per annum payable quarterly. Although repayment of all or part of the principal of the surplus note requires prior insurance department approval, no prior approval of interest payment is currently required.

Under the American Agrisurance profit sharing agreement, American Agrisurance receives up to 50% of the crop insurance profit after certain expenses and a margin retained by AGIC based upon a formula established by the Company and approved by the Nebraska Department of Insurance. If the calculated profit share is negative, such negative amounts are carried forward and offset future profit sharing payments. These amounts are distributed from time to time in the form of a dividend to the Company. As a result of the losses in the Company's agricultural segment, AGIC will not make a profit sharing payment to American Agrisurance for 2002 and is not expected to make such payments in subsequent years. Accordingly, the Company does not expect to receive dividends derived from such payments.

Dividends from AGIC and Acceptance Insurance Company (collectively the “Insurance Companies”) are regulated by the regulatory authorities of the states in which each subsidiary is domiciled. The laws of such states generally restrict dividends from insurance companies to parent companies to certain statutorily approved limits. As a result of the significant losses in the Company’s agricultural segment, the Company does not expect to have access to dividends from the Insurance Companies during 2002.

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

Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and redemptive provisions, all described in the Junior Debenture Indenture. So long as no event of default has occurred, the Company has the right to defer the payment of interest at any time for a period not to exceed 20 consecutive quarterly periods. At the end of the extension period, the Company must pay all interest then accrued and unpaid. Effective November 18, 2002 the Company has elected to defer payment of interest on its Junior Subordinated Debentures beginning with the interest payment date on December 31, 2002 and will continue until not later than September 30, 2007. The interest payments on the Preferred Securities will be deferred for a corresponding period.

At September 30, 2002 and December 31, 2001, the Company had $94.875 million of Preferred Securities outstanding at a weighted average interest cost of 9.2%. During the three months and nine months ended September 30, 2002 the Company paid $4.3 million and $6.4 million, respectively, of interest on the Preferred Securities. The distribution of Preferred Securities interest for the second quarter of 2002 was due and paid in July. During the three months ended September 30, 2001 no interest for the third quarter was paid on the Preferred Securities as the distribution of such interest was due and paid on October 1, 2001. During the nine months ended September 30, 2001 the Company paid $4.3 million of interest on the Preferred Securities.

As of September 30, 2002, the Company has a Security and Letter Loan Agreement for $27.9 million. The entire facility was reserved for an outstanding letter of credit and, accordingly, no borrowings were permitted under such facility.

The Company continues to be dependent on funding from its subsidiaries. If the Company does not continue to receive sufficient funding from its subsidiaries or access other funds, its ability to meet its obligations will be negatively impacted. The Company’s losses in its agricultural segment during the third quarter of 2002 have significantly impacted the Company’s ability to access funds from both its Insurance Companies and other parties. Additionally, the initial proceeds of the proposed transaction between the Company and Rain and Hail (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-General") are expected to be paid to the Insurance Companies.

The Company may seek additional funding which may include, among other things, arranging a new bank line of credit, or a placement of equity or debt securities. The Company has various other uncertainties that may affect its ability to access additional funds at acceptable terms. Accordingly, no assurances can be given that the Company will be able to meet its future obligations. See “Liquidity and Capital Resources – Insurance Companies.”

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

The Company’s investment portfolio is primarily comprised of fixed maturities and short-term investments. The effective duration of the investment portfolio, including preferred stocks, is approximately 1.2 years as of September 30, 2002. At September 30, 2002, approximately $90 million of fixed maturity securities and short-term investments were pledged in order to secure the Company’s obligations under reinsurance agreements. The agreements provide for the release of the pledged securities as the obligations under the reinsurance agreements decrease. However, if the Company is unsuccessful in obtaining the release of pledged securities, its liquidity may be negatively impacted. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sale of Subsidiaries and Property and Casualty Segment Business” for additional information.

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

The Company’s profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the RMA. The Company receives a profit share in cash, with 60% of the amount in excess of 17.5% of its MPCI Retention (as defined in the profit sharing agreement) in any year carried forward to future years, or it must pay its share of losses. The Company received $81.2 million in net payments under the MPCI program during the nine months ended September 30, 2002 and $46.2 million for the same period in 2001. Based upon the MPCI 2002 crop year results estimated and recorded during the third quarter of 2002, the Company does not expect to receive a payment under the MPCI program during 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General” above for additional information regarding the effects of the seasonal nature of the crop business.

The Company is significantly impacted by the results of its MPCI business. The underwriting results for the MPCI business are generally comprised of the amount of Federal Crop Insurance Corporation (“FCIC”) profit share net of amounts ceded to private reinsurers and expenses in excess of MPCI reimbursements from the FCIC. Therefore, the Company could incur significant underwriting losses in a year in which the FCIC profit share is significantly below average historical levels due to weather conditions, natural disasters, change in commodity prices, worldwide supply and demand or other events beyond the control of the Company.

Many parts of the country experienced drought and abnormal growing conditions that significantly impacted the frequency and severity of losses under 2002 MPCI policies issued by the Company. Because of the extraordinary reported and expected volume and severity of crop insurance claims in 2002, however, the Company expects its MPCI operations will result in minimal, if any, payments from the Federal Crop Insurance Corporation under the profit sharing formula established by law and administered by the Risk Management Agency. As a result, the Company recorded a zero percentage profit share on a retained pool of approximately $415.3 million and recognized MPCI reinsurance costs and underwriting expenses through September 30, 2002 of approximately $60.7 million. Therefore the Company recorded a loss from crop insurance underwriting and operation for the three months ended September 30, 2002 of approximately $62.2 million. The losses in the agricultural segment materially impacted the statutory surplus of AGIC, the Company’s subsidiary primarily conducting the agricultural segment insurance operations. AGIC’s statutory surplus declined from $75.4 million at December 31, 2001 to $11.1 million at September 30, 2002.

Acceptance Insurance Company’s (“AIC”) statutory surplus declined from $73.7 million at December 31, 2001 to $59.8 million at September 30, 2002. AIC’s statutory surplus was negatively impacted by the results in the property and casualty segment. Additionally, AIC currently has a $20 million surplus note receivable from AGIC which will likely be impaired if the proposed transaction between the Company and Rain and Hail is not completed.

The Insurance Companies ability to operate is impacted by its A.M. Best rating and the ratings of various other rating agencies. The results of the Insurance Companies reported as of September 30, 2002 will likely cause these rating agencies to review, and potentially lower the ratings of AGIC, AIC, or both. If ratings are lowered, the Insurance Companies ability to conduct its operations in the future may be negatively impacted and the ability to obtain additional capital from outside sources on acceptable terms may be negatively impacted.

The Insurance Companies are also subject to comprehensive, detailed regulation throughout the United States under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Additionally, the Company is subject to laws governing insurance holding companies in the State of Nebraska where the Insurance Companies are domiciled. The results of the Insurance Companies reported as of September 30, 2002 will likely cause the Insurance Companies to be under additional scrutiny by these regulatory bodies which may, among other items, limit the Insurance Companies ability to conduct their operations in the future and limit or preclude the ability of the Insurance Companies to make payments to the Company.

On November 18, 2002 the Company announced that it signed a non-binding Letter of Intent setting forth the preliminary terms for the Company’s potential sale of certain crop insurance assets to Rain and Hail. The Letter of Intent contemplates transfer by the Company of its MPCI policies, including policies for the 2003 crop year, and certain agreements between AGIC and independent crop insurance agents. Under the preliminary terms, the Company would receive a cash payment at closing, expected to be in December, of $21.5 million. During 2003 the Company also would be reimbursed certain expenses of approximately $5.0 million and could receive additional payments of zero to $3.2 million depending upon the amount of the Company's crop insurance business transitioned to Rain and Hail. Finally, if the proposed transaction were completed in a manner generally consistent with the Letter of Intent, the Company would receive annual payments of zero to $7.5 million for five years, depending upon Rain and Hail's achievement of certain financial results in each of those years.

The proposed transaction is contingent upon several conditions, including the negotiation and execution of a definitive agreement, approval by the Boards of Directors of both companies and certain of their affiliates, and receipt of all required governmental approvals. There can be no assurance as to the final terms of the proposed transaction, that the conditions will be satisfied, or that the proposed transaction will be completed.

The Company is reviewing other potential impacts of its crop insurance underwriting results and the proposed transaction on its operations. During the fourth quarter of 2002 and the first quarter of 2003 the Company expects it will terminate AGIC’s crop insurance underwriting operations and incur significant severance, benefit and other operational costs, which will increase if the proposed transaction is not completed. The Company is also reviewing and expects to reduce the value of certain property and equipment used primarily in crop insurance operations when the outcome of the proposed transaction is known.

Reinsurance

The Company’s insurance subsidiaries cede insurance to other companies under quota share, excess of loss, catastrophe and facultative treaties. The reinsurance agreements are tailored to the various programs offered by the insurance subsidiaries. Reinsurance does not discharge the insurer from its obligations to its insured. If the reinsurer fails to meet its obligations, the ceding insurer remains liable to pay the insured loss, but the reinsurer is liable to the ceding insurer to the extent of the reinsured portion of any loss.

The Company reinsures certain portions of business written by Clarendon, Redland, AIIC and ACIC. Under these reinsurance agreements, the Company assumes business after Clarendon, Redland, AIIC, and ACIC cessions to outside reinsurers. However, the Company is contingently liable for any uncollectible amounts due from these outside reinsurers related to business produced and managed by the Company.

At December 31, 2001, approximately 40% of the Company’s outstanding reinsurance recoverables was from reinsurance companies rated A- (Excellent) or better by A.M. Best and approximately 50% was from the federal government. On August 2, 2002, Constitution Insurance Company (CIC), on of the Company’s largest reinsurers, had its financial strength rating lowered by A.M. Best from A- (Excellent) to B+ (Very Good). The rating action by A.M. Best follows an announcement by the parent company of CIC, Gerling Global Reinsurance Corporation, of its intention to exit the U.S. nonlife reinsurance market. As of September 30, 2002 the Company has outstanding reinsurance recoverables from CIC of approximately $21.4 million and is contingently liable for AIIC and Redland reinsurance recoverables from CIC totaling approximately $2.7 million. CIC continues to make payments to the Company for reinsurance billings and accordingly, no allowance for doubtful accounts or liability has been established for these balances.

In September 2001 the Company initiated an arbitration proceeding with a pool of solvent reinsurers and their manager for failure to timely pay sums under a workers’ compensation insurance program of the Company written on Redland paper. The Company expects this arbitration will be concluded in early 2003. The Company is contingently liable to Redland for amounts due from these reinsurers related to business under this program. At September 30, 2002 the Company is contingently liable to Redland for approximately $16.8 million due from these reinsurers on this program. While the Company believes the reinsurers will be required to pay amounts due and, accordingly, a liability has not been established for these reinsurance recoveries, the ultimate outcome cannot be predicted at this time.

Changes in Financial Condition

The Company’s stockholders’ equity decreased by approximately $141.2 million from December 31, 2001 to September 30, 2002. The principal components of this decrease was a net loss of $140.5 million for the nine months ended September 30, 2002 partially offset by a decrease in the unrealized loss on available-for-sale securities, net of tax, from $1.0 million at December 31, 2001 to an unrealized loss of approximately $600,000 at September 30, 2002.

Consolidated Cash Flows

Cash provided by operating activities was $45.6 million and $39.0 million during the nine months ended September 30, 2002 and 2001, respectively. The Company received net payments under the MPCI program of $81.2 million and $46.2 million during the nine months ended September 30, 2002 and 2001, respectively. Additionally, at the end of the third quarter the Company has collected significant MPCI premiums that will be remitted to the FCIC in the fourth quarter.

Partially offsetting the positive cash flows from the crop segment during the nine months ended September 30, 2002 and 2001 are negative cash flows from the property and casualty segment related to the run-off of operations. The Company expects the negative cash flow from its property and casualty segment will continue as the operations run-off and the loss and loss adjustment expense reserves are settled.

As a result of the significant losses recorded in the third quarter of 2002 and its impact to future cash flows, the Company may need additional funding to meet its future cash flow needs. See “Liquidity and Capital Resources.”

Inflation

The Company does not believe that inflation has had a material impact on its financial condition or the results of operations.

Sale of Subsidiaries and Property and Casualty Segment Business

The Company sold Redland Insurance Company (“Redland”) to Clarendon National Insurance Company (“Clarendon”) effective as of July 1, 2000. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries, to a wholly owned subsidiary of Acceptance Insurance Companies Inc. The transaction included the appointment of other Company subsidiaries as a producer and administrator for the business the Company writes through Clarendon and Redland. The Company also reinsures certain portions of the business written by Clarendon and Redland. At September 30, 2002, approximately $78.8 million of fixed maturities available-for-sale and $104,000 of short-term investments were pledged to Clarendon to secure the Company’s obligations under reinsurance agreements. Under these reinsurance agreements, the Company assumes business from Clarendon and Redland after cessions to outside reinsurers (“Clarendon Reinsurers”). The Company is contingently liable for any uncollectible amounts due from Clarendon Reinsurers related to this business. At September 30, 2002, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers totaled approximately $123 million. At December 31, 2001, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers totaled approximately $137 million, of which currently approximately 89% were from reinsurance companies rated A- (Excellent) or better by A.M. Best.

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

As of July 1, 2001 the Company sold two wholly owned insurance companies to McM Corporation, a Raleigh, North Carolina based insurance holding company (“McM”). The two companies, Acceptance Indemnity Insurance Company (“AIIC”) and Acceptance Casualty Insurance Company (“ACIC”), underwrote primarily property and casualty segment insurance. The sale was a cash transaction of approximately $20.6 million that resulted in a realized gain in the third quarter of 2001 of approximately $375,000. The Company also reinsures certain portions of the business written by AIIC and ACIC. As of September 30, 2002 approximately $11.4 million of fixed maturities available-for-sale and $39,000 of short-term investments were pledged to McM to secure the Company’s net obligations under the reinsurance agreements. Under these reinsurance agreements, the Company assumes business from AIIC and ACIC after cessions to outside reinsurers (“AIIC Reinsurers”). The Company is contingently liable for any uncollectible amounts due from AIIC Reinsurers related to this business. At September 30, 2002, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers totaled approximately $37 million. At December 31, 2001, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers totaled approximately $39 million, of which currently approximately 80% were from reinsurance companies rated A- (Excellent) or better by A.M. Best.

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

The acquisition was accounted for by the purchase method of accounting and, accordingly, the statements of operations include the acquired crop results beginning June 6, 2001. The assets acquired and recognition of liabilities directly related to the acquisition of $34.2 million and $6.8 million, respectively, were recorded at estimated fair values as determined by the Company’s management. The Company’s purchase price allocation included $18.3 million of goodwill and $10.1 million of intangible assets. The assets acquired and recognition of liabilities directly related to the acquisition and the allocation of the purchase price was revised in the second quarter of 2002 based upon final determination of fair values.

With the adoption of SFAS No. 142 on January 1, 2002 goodwill is no longer amortized. In accordance with SFAS No. 142 the goodwill is tested for impairment at least annually. See Note 1 "Summary of Significant Accounting Policies - Recent Statements of Financial Accounting Standards."

Recent Statement of Financial Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), Business Combinations, and Statement No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and specifies the criteria for recognition of intangible assets separately from goodwill.

SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with a determinable useful life will continue to be amortized over that period. The adoption of SFAS No. 142 had no impact on the Company’s financial statements at January 1, 2002. With the adoption of SFAS No. 142 on January 1, 2002 goodwill is no longer amortized and in accordance with SFAS No. 142 the goodwill is tested for impairment at least annually. During the second quarter, the Company completed the transitional goodwill impairment test required by SFAS No. 142 and determined that there was no goodwill impairment.

A reconciliation of the Company’s net loss and loss per share for the three and nine months ended September 30, 2002 and 2001 to amounts adjusted for the exclusion of goodwill amortization is as follows:

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), Accounting for Asset Retirement Obligations. SFAS No. 143 requires recognition on the balance sheet of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of such assets. Additionally, at the time an asset retirement obligation (“ARO”) is recognized, an ARO asset of the same amount is recorded and depreciated. This pronouncement is effective for fiscal years beginning after June 15, 2002. The Company is evaluating the impact that adoption of this standard will have on its consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 on January 1, 2002, did not have any impact on the Company's consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is evaluating the impact that adoption of this standard will have on its consolidated financial statements.

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

At September 30, 2002 and December 31, 2001 the Company had $122.7 million and $91.0 million, respectively, of fixed maturity investments that were subject to market risk. At September 30, 2002 and December 31, 2001 the Company had $6.9 million and $5.1 million, respectively, of marketable equity securities that were subject to market risk. The Company’s investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk. In addition, the Company has the ability to hold its fixed maturity investments until maturity and therefore would not expect to realize a material adverse impact on income or cash flows.

The Company’s Preferred Securities of $94.875 million at September 30, 2002 and December 31, 2001 mature in August 2027 and are redeemable at the Company’s option after September 2002.

The Company uses two models to analyze the sensitivity of its market risk assets and liabilities. For its fixed maturity securities and mandatorily redeemable Preferred Securities, the Company uses duration modeling to calculate changes in fair value. For its marketable equity securities, the Company uses a hypothetical 20% decrease in the fair value of these securities. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because fair values of securities may be affected by credit concerns of the issuer, prepayment speeds, liquidity of the security and other general market conditions. The sensitivity analysis duration model used by the Company produces a loss in fair value of $1.5 million and $1.0 million on its fixed maturity securities and a gain in fair value of $3.5 million and $8.4 million on its mandatorily redeemable Preferred Securities as of September 30, 2002 and December 31, 2001, respectively, based on a 100 basis point increase in interest rates. The hypothetical 20% decrease in fair value of the Company’s marketable equity securities produces a loss in fair value of $1.4 million and $1.0 million as of September 30, 2002 and December 31, 2001, respectively.

Item 4. Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company’s President and Chief Executive Officer and the Chief Financial Officer and Treasurer have concluded the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

On March 2, 2001 the Court entered an order dismissing all claims alleging violations of Section 11 of the Securities Act, and dismissing the Company’s Directors, financial underwriters, independent accountants and others as defendants in this action. The Court also ruled that certain of Plaintiffs’ allegations regarding the remaining defendants’ alleged failure to properly report contingent losses attributable to Montrose did not state a claim under Section 10b and Rule 10b-5. In two subsequent rulings, the Court and Magistrate Judge clarified the March 2 ruling to specify which of Plaintiffs’ Montrose-related allegations failed to state a Section 10b and Rule 10b-5 claim. As a result of these three rulings, the litigation has been reduced to a claim the Company and three of its former officers, during the period from August 14, 1997 to November 16, 1999, failed to disclose adequately information about various aspects of the Company’s operations, including information relating to the Company’s exposure after January 1, 1997 to losses resulting from the Montrose decision. Plaintiffs seek compensatory damages, reasonable costs and expenses incurred in this action and such other and such further relief as the Court may deem proper.

On August 6, 2001 the Magistrate Judge granted Plaintiffs’ Motion for Class Certification. Plaintiffs’ fact discovery was concluded July 31, 2002 in accordance with a schedule established by the Court. On September 16, 2002, however, Plaintiffs sought the Court’s permission to reinstate certain previously dismissed claims under Section 11 and 15 of the Securities Act. The Court has not ruled on this request and has abrogated the previously established schedule pending resolution of Plaintiffs’ motion.

The Company intends to continue vigorously contesting this action and believes Plaintiffs’ allegations are without merit. Nevertheless, the ultimate outcome of this action cannot be predicted at this time and the Company currently is unable to determine the potential effect of this litigation on its financial position, results of operations or cash flows.

Acceptance Insurance Companies Inc. et al. adv. Mutual Service Casualty Insurance Company, (USDC, SD, Indiana; Civil Action IP01-0918 C –M/S). In July 2001 the Company was served with a Complaint filed in the United States District Court for the Southern District of Indiana by Mutual Service Casualty Insurance Company (“MSCI”). Other defendants in this action included IGF Insurance Company (“IGF”), Symons International Group, Inc. and several of their corporate and individual affiliates. MSCI alleged IGF reinsured it in conjunction with an agricultural production interruption insurance program (the “AgPI Program”), that IGF failed to perform its obligations and that an arbitration and suit in New Jersey federal court both were pending between MSCI and IGF regarding the AgPI Program.

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

Item 5. Other Information

The Officers’ Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 has been filed with the Securities and Exchange Commission as correspondence.

The Company’s common stock has recently traded for less than $1.00 per share. The New York Stock Exchange suspended trading in the Company’s common stock on November 19, 2002 for an unknown period of time as of the date this report is filed. The New York Stock Exchange may continue the suspension for an indeterminate period or commence the process to delist the common stock from trading on the New York Stock Exchange, and perhaps the Preferred Securities of AICI Capital Trust, if the Company’s securities fail to meet the New York Stock Exchange’s minimum listing requirements. There can be no assurance that the New York Stock Exchange will resume trading of the Company’s securities, or that, if resumed, trading will continue.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     See Exhibit Index.

(b) Form 8-K

The following Current Reports on Form 8-K have been filed during the last fiscal quarter of the period covered by this Report:

	Financial Statements	Date of
Item	Filed	Report
Item 5. Other Events.	No	July 31, 2002
Item 5. Other Events.	No	August 2, 2002
Item 5. Other Events.	No	August 13, 2002
Item 5. Other Events.	No	August 27, 2002

     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCEPTANCE INSURANCE COMPANIES INC.

By /s/ John E. Martin                                                             Dated: November 19, 2002
John E. Martin
President and Chief Executive Officer

By /s/ Dwayne D. Hallman                                                     Dated: November 19, 2002
Dwayne D. Hallman
Chief Financial Officer and Treasurer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John E. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Acceptance Insurance Companies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002
/s/      John E. Martin
         John E. Martin
President and Chief Executive Officer

 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dwayne D. Hallman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Acceptance Insurance Companies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002
/s/      Dwayne D. Hallman
          Dwayne D. Hallman
Chief Financial Officer and Treasurer

ACCEPTANCE INSURANCE COMPANIES INC.
QUARTERLY REPORT ON FORM 10-Q
NINE MONTHS ENDED SEPTEBMER 30, 2002

EXHIBIT INDEX

NUMBER                 EXHIBIT DESCRIPTION

    NONE