Form 10-K
period 2002-12-31
ACCEPTANCE INSURANCE COMPANIES INC
filed 2003-04-14
CIK 74783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission File Number 1-7461

ACCEPTANCE INSURANCE COMPANIES INC.

(Exact Name of Registrant As Specified in Its Charter)

DELAWARE	31-0742926
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite 1600, 300 West Broadway

Council Bluffs, Iowa 51503

(Address of Principal Executive Offices)

(Zip Code)

Registrant’s Telephone Number, Including Area Code:

(712) 329-3600

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $.40 Par Value	None
Preferred Securities of AICI Capital Trust	None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting stock held by nonaffiliates (9,945,121 shares) on March 28, 2003 was $99,451.

The number of shares of each class of the Registrant’s common stock outstanding on March 28, 2003 was:

Class of Common Stock	No. of Shares Outstanding
Common Stock, $.40 Par Value	14,201,486

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

Catastrophic Coverage (“CAT”): The minimum available level of Multi-Peril Crop Insurance, providing coverage for 50% of a producer’s historical yield for eligible crops at 55% of the price established annually by RMA.

Combined Ratio: The sum of the expense ratio and the loss ratio determined in accordance with GAAP or SAP.

Crop Revenue Coverage (“CRC”): An extension of the MPCI program that provides a producer of crops with varying levels of insurance protection against loss of revenues caused by changes in crop prices, low yields, or a combination of the two.

Crop Revenue CoveragePlus (“CRCPlus”): An endorsement to CRC that allows the agricultural producer to increase the base price of the underlying CRC policy by a specific amount. Unlike CRC, however, CRCPlus coverages are not subsidized or reinsured by the federal government.

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

i

Federal Crop Insurance Corporation (“FCIC”): A wholly owned government corporation administered by the Risk Management Agency within USDA.

Generally Accepted Accounting Principles (“GAAP”): Accounting practices as set forth in opinions and pronouncements of the Financial Accounting Standards Board and Accounting Principles Board and American Institute of Certified Public Accountants Accounting Research Bulletins and which are applicable in the circumstances as of the date in question.

Gross Written Premiums: Direct written premiums plus premiums collected in respect of policies assumed, in whole or in part, from other insurance carriers.

Incurred But Not Reported (“IBNR”) Reserves: The liability for future payments on losses that have already occurred but have not yet been reported to the insurer. IBNR reserves include LAE related to such losses and may also provide for future adverse loss development on reported claims.

Insurance Regulatory Information System (“IRIS”): A system of ratio analysis developed by the NAIC primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies.

Loss Adjustment Expenses (“LAE”): Expenses incurred in the settlement of claims, including outside adjustment expenses, legal fees and internal administrative costs associated with the claims adjustment process, but not including general overhead expenses.

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

Multi-Peril Crop Insurance (“MPCI”): A federally regulated subsidized crop insurance program that insures a producer of crops with varying levels of protection against loss of yield. Covered losses can vary but generally include adverse weather, fire, insects, plant disease, wildlife and earthquake.

NAIC: The National Association of Insurance Commissioners.

Net Premiums Earned: The portion of net premiums written applicable to the expired period of policies and, accordingly, recognized as income during a given period.

ii

Net Premiums Written: Total premiums for insurance written (less any return premiums) during a given period, reduced by premiums ceded in respect to liability reinsured by other carriers.

Policyholders’ or Statutory Surplus: As determined under SAP (hereinafter defined), the excess of total admitted assets over total liabilities.

Quota Share Reinsurance: A form of reinsurance whereby the reinsurer agrees to participate, at a stated percentage, in all risks of a defined class of business.

Reinsurance: The practice whereby a company called the “reinsurer” assumes, for a share of the premium, all or part of a risk originally undertaken by another insurer called the “ceding” company or “cedent.” Reinsurance may be affected by “treaty” reinsurance, where a standing agreement between the ceding and reinsuring companies automatically covers all risks of a defined category, amount and type, or by “facultative” reinsurance where reinsurance is negotiated and accepted on a risk-by-risk basis.

Retention: The amount of liability, premiums or losses that an insurance company keeps for its own account after application of reinsurance.

Risk-Based Capital (“RBC”): Capital requirements for property and casualty insurance companies adopted by the NAIC to assess minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations.

Risk Management Agency (“RMA”): A division of the United States Department of Agriculture (“USDA”) which, along with the FCIC administers and provides reinsurance for the federally regulated MPCI and CRC programs.

Standard Reinsurance Agreement (“SRA”): The reinsurance agreement related to crop reinsurance under the federal crop program between FCIC and affiliates of the Company.

Stop Loss Reinsurance: A form of reinsurance, similar to Excess of Loss Reinsurance, whereby the primary insurer caps its loss on a particular risk by purchasing reinsurance in excess of such cap.

Statutory Accounting Principles (“SAP”): Accounting practices that consist of recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by the NAIC’s Codification of Statutory Accounting Principles or established by state laws and permitted practices.

iii

PART I

Item 1. Business

Forward-Looking Information

Except for the historical information contained in this Annual Report on Form 10-K, matters discussed herein may constitute forward-looking information, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking information reflects Acceptance Insurance Companies Inc.’s current best estimates regarding future operations, but, as these are only estimates, actual results may differ materially from such estimates.

A variety of events, most of which are outside the control of Acceptance Insurance Companies Inc. and subsidiaries (the “Company”), cannot be accurately predicted and may materially impact estimates of future operations. Important among such factors are changes in state and federal regulations, changes in the reinsurance market, including the ability and willingness of reinsurers to pay claims, changes in tax laws, financial market performance, changes in federal policies or court decisions affecting coverages, changes in the rate of inflation, interest rates and general economic conditions.

The only consolidated insurance subsidiary of Acceptance Insurance Companies Inc. (“AICI”) at December 31, 2002, Acceptance Insurance Company (“AIC”), is regulated by the Nebraska Department of Insurance (“NEDOI”). The NEDOI Director (“Director”) entered an administrative Order of Supervision with respect to AIC on December 20, 2002 and AIC currently is operating pursuant to that Order (See Exhibit 99.2). AIC reported total statutory policyholders’ deficit of approximately $75.0 million at December 31, 2002. The Company’s statutory equity was significantly impacted by the non-admission of pledged investments totaling approximately $89.9 million, under statutory accounting principles. The Director currently has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC. The Company believes increased regulatory control of AIC would have a significant negative impact on the Company.

Additionally, there is significant uncertainty as to whether AIC will be able to meet its future cash flow needs. At December 31, 2002 approximately 83% and 33% of AIC’s fixed maturity securities and short-term investments, respectively, are pledged to states and to acquirers of former Company affiliates and AIC’s ability to meet its cash flow needs will be highly dependent upon AIC’s ability to get significant amounts of pledged funds released (See “Off Balance Sheet – Guarantees Related to Sale of Subsidiaries”). Additionally, AIC’s cash flows are significantly impacted by any changes in the expected payout of insurance losses and loss adjustment expenses (See “Loss and Loss Adjustment Expense Reserves”). AIC’s ability to meet its cash flow needs is also dependent upon the timely recovery of reinsurance balances, including the favorable resolution of balances currently in dispute (See “Reinsurance”). While based upon current expectations AIC would likely have the ability to meet its cash flow needs through December 31, 2003, there can be no assurances considering the significant uncertainties that exist.

There is also significant uncertainty as to whether AICI will be able to meet its cash flow needs. AICI has deferred interest payments on its Trust Preferred Securities, as permitted by the trust agreement and indenture, and has disputed or denied payment of certain other liabilities and commitments. While based upon current expectations AICI would likely have the ability to meet its cash flow needs through December 31, 2003, there can be no assurances considering the significant uncertainties that exist.

Forward-looking information set forth herein does not take into account any impact from the various factors noted above which may affect future results. See “Uncertainties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General” for additional information regarding these events and factors.

Company Strategy

The Company has historically been an agricultural risk management company providing comprehensive insurance products (“Agricultural Segment”) and a provider of property and casualty insurance (“Property and Casualty Segment”). Due to the financial condition of the Company and regulatory restrictions placed on the Company in the fourth quarter of 2002, the Company neither intends nor has the ability to continue its operations in the Agricultural Segment or the Property and Casualty Segment (See “Business Segments”). As such, all operations in these segments have been presented as discontinued operations for financial statement purposes.

The Company’s current business strategy can be summarized as follows:

•	minimize payments of losses and loss adjustment expenses;

•	effectively manage the collection of reinsurance balances;

•	maintain adequate liquidity to meet cash needs;

•	reduce expenses required to manage the run-off of the Property and Casualty Segment operations; and

•	preserve and, if possible, enhance Company assets.

Unless these current short-term strategies are successful, the Company will have no ability to implement any longer term options. Therefore, the total focus is on successfully accomplishing the above short-term strategies.

Organization

The Company historically underwrote its insurance products through two wholly owned insurance company subsidiaries: American Growers Insurance Company (“AGIC”) and AIC (collectively referred to herein as the “Insurance Companies”). The Company’s Agricultural Segment insurance operations were primarily conducted in AGIC and the Property and Casualty Segment insurance operations were primarily conducted in AIC.

AGIC was placed into rehabilitation by the District Court of Lancaster County, Nebraska on December 20, 2002 (See Exhibit 99.1). Effective as of December 20, 2002, AGIC and its subsidiaries ceased to be under the control of the Company and are not included as consolidated subsidiaries of the Company after that date. As the Company’s equity interest in AGIC and its subsidiaries is negative, the Company has reflected its investment in AGIC and its subsidiaries at fair market value of zero as the Company is no longer responsible for AGIC’s net liabilities.

As of December 31, 2002 the only remaining consolidated insurance company of AICI is AIC. The Director entered an administrative Order of Supervision with respect to AIC on December 20, 2002 and AIC currently is operating pursuant to that Order (See Exhibit 99.2). AIC reported total statutory policyholders’ deficit of approximately $75.0 million and surplus of approximately $73.7 million as of December 31, 2002 and 2001, respectively and statutory net loss of $14.8 million, $7.8 million and $4.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The statutory deficit at December 31, 2002 was significantly impacted by the non-admission of pledged investments totaling approximately $89.9 million, under statutory accounting principles.

The National Association of Insurance Commissioners has established risk-based capital (“RBC”) standards. RBC standards are designed to measure the acceptable level of capital an insurer should have, based on the inherent and specific risks of each insurer. As of December 31, 2002, AIC had negative surplus, resulting in a RBC at the mandatory control level. Under the mandatory control level, the NEDOI may take such actions as necessary to place AIC under regulatory control under the Nebraska Insurers Supervision, Rehabilitation, and Liquidation Act. Since AIC is currently in run-off, the Director is permitted to allow AIC to continue its run-off under supervision of the NEDOI. While AIC is currently in supervision, the Director currently has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC. The Company believes increased regulatory control of AIC would have a significant negative impact on the Company.

The Company was incorporated in Ohio as National Fast Food Corp. in 1968, reincorporated in Delaware in 1969 and thereafter operated under the names NFF Corp. (1971 to 1973), Orange-co, Inc. (1973 to 1987), Stoneridge Resources, Inc. (1987 to 1992), and was renamed Acceptance Insurance Companies Inc. in 1992.

Business Segments

The Company’s only two segments, the Agricultural Segment and the Property and Casualty Segment, were both discontinued in 2002 and are presented as discontinued operations in the Company’s financial statements.

Agricultural Segment

The principal lines of the Company’s Agricultural Segment were MPCI, supplemental coverages and named peril insurance. MPCI is a federally subsidized insurance program designed to encourage agricultural producers to manage their risk through the purchase of insurance policies. MPCI provides agricultural producers with yield coverage for crop damage from substantially all natural perils. CRC is an extension of the MPCI program that provides agricultural producers with protection from revenue loss caused by changes in crop prices, low yields, or a combination of the two. As used herein, the term MPCI includes CRC, unless the context indicates otherwise. For the years ended December 31, 2002, 2001 and 2000, the Company had $580 million, $698 million and $375 million, respectively of MPCI Gross Premiums. The MPCI premium volume increase of $323 million during 2001 was primarily a result of the Company’s acquisition on June 6, 2001 of the crop insurance business from IGF (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisition of IGF Crop Insurance Assets”).

Supplemental coverages are proprietary products developed and marketed exclusively by the Company. Supplemental coverages enhance the protection provided by MPCI. Unlike MPCI, however, supplemental coverages are not subsidized or reinsured by the federal government. During 2002, 2001 and 2000, the Company’s gross premium from supplemental coverages was approximately $500,000, $2.5 million and $13.7 million, respectively.

The largest named peril crop insurance product offered by the Company was crop hail insurance which insures growing crops against damage resulting from hailstorms. The Company also sold a small volume of insurance against damage to specific crops from other named perils. Like the supplemental coverages, none of the named peril products involve federal reinsurance or price subsidy participation. During 2002, 2001 and 2000, the Company’s gross premium from named peril crop insurance including crop hail was approximately $57.6 million, $80.1 million and $45.4 million, respectively. The increase in 2001 was primarily a result of the Company’s acquisition on June 6, 2001 of the crop insurance business from IGF.

On November 18, 2002 the Company announced that it signed a Non-Binding Letter of Intent setting forth the preliminary terms for the Company’s potential sale of certain crop insurance assets to Rain and Hail L.L.C. and ACE American Insurance Company (collectively “Rain and Hail”). On November 25, 2002 Rain and Hail announced “termination of further negotiations under the previously announced Non-Binding Letter of Intent because RMA (USDA Risk Management Agency) would not allow the transaction as set forth in the terms of the Non-Binding Letter of Intent.”

Subsequent to the RMA and Rain and Hail actions, the operations of the Agricultural Segment were discontinued and AGIC was placed in rehabilitation by the District Court of Lancaster County, Nebraska. In rehabilitation, AGIC and its subsidiaries ceased to be under the control of the Company and are not included as consolidated subsidiaries of the Company at December 31, 2002. As the Company’s equity interest in AGIC and its subsidiaries are negative, the Company has reflected its investment in AGIC and its subsidiaries at fair market value of zero as the Company is no longer responsible for AGIC’s net liabilities. AIC does have exposure under reinsurance agreements with AGIC (See “Reinsurance” and “Uncertainties”). The Company does not expect to be impacted by the discontinued operations of the Agricultural Segment in the future.

Property and Casualty Segment

The Company’s Property and Casualty Segment primarily consisted of general liability, commercial property, commercial casualty, inland marine and workers’ compensation coverages.

The Company announced several strategic decisions over the last several years which have significantly impacted the Property and Casualty Segment. During 1999, the Company discontinued or reduced its underwriting in several product lines of the Property and Casualty Segment business. In September 1999, the Company sold its nonstandard automobile business, including Phoenix Indemnity Insurance Company (“Phoenix Indemnity”). In the first quarter of 2000 the Company transferred the renewal rights to all business previously produced and serviced by the Company’s Scottsdale, Arizona office and its “long haul” trucking business. During 2001 the Company discontinued or sold all remaining Property and Casualty Segment business. Additionally, as part of its strategy to exit the Property and Casualty Segment business, the Company sold two wholly owned insurance subsidiaries, Acceptance Indemnity Insurance Company (“AIIC”) and Acceptance Casualty Insurance Company (“ACIC”).

As of December 31, 2002 the only remaining consolidated insurance company of AICI is AIC. The Director entered an administrative Order of Supervision with respect to AIC on December 20, 2002 and AIC currently is operating pursuant to that Order. Under the Order of Supervision, AIC is required to pay all costs incurred by the Supervisor, AIC may not accept or renew any insurance business and may not perform any activities beyond those that are routine in the day-to-day conduct of its runoff business without prior approval of the Director or Supervisor. Due to the financial condition of AIC and regulatory restrictions placed on AIC in the fourth quarter of 2002, the Company neither intends nor has the ability to continue its operations in the Property and Casualty Segment. As such, all operations in the Property and Casualty Segment have been presented as discontinued operations in the Company’s financial statements. The Director currently has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC. The Company believes increased regulatory control of AIC would have a significant negative impact on the Company.

The Company continues to manage the run-off of discontinued and sold businesses. Based upon the above, the Company expects the Property and Casualty Segment net premiums earned in 2003 to be significantly lower than 2002 and be primarily comprised of adjustments related to audits and endorsements for policies expiring in 2002 and prior years.

Segment Premiums

Gross premiums written, net premiums written and net premiums earned for the Agricultural and the Property and Casualty Segments for the years ended December 31, are as follows:

	2002	2001	2000
	(in thousands)
Gross premiums written:
Agricultural(1)	$293,784	$452,788	$298,432
Property and casualty	27,504	97,855	188,868

Total	$321,288	$550,643	$487,300

Net premiums written:
Agricultural(1)	$28,789	$80,950	$53,674
Property and casualty	7,123	8,948	83,407

Total	$35,912	$89,898	$137,081

Net premiums earned:
Agricultural(1)	$28,789	$80,950	$53,674
Property and casualty	8,316	31,147	132,999

Total	$37,105	$112,097	$186,673

(1)	For a discussion of the accounting treatment of MPCI premiums, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General.”

Management

Michael R. McCarthy is Chairman of the Company’s Board of Directors and John E. Martin is President and Chief Executive Officer of the Company. Other executive officers of the Company are J. Michael Gottschalk, Chief Legal Officer and Secretary, and William Baxter, Interim Chief Financial Officer and Treasurer.

Claims

The Company’s field services division managed all claims arising out of the Company’s crop insurance operations through its home office staff and a system of regional claims offices which supervised specially trained employees and independent adjusters.

As of May 1, 2001 the Company engaged Berkley Risk Administrators Company (“BRAC”) to manage the adjustment and completion of all remaining Property and Casualty Segment claims. BRAC has employed certain persons previously employed by the Company.

Loss and Loss Adjustment Expense Reserves

In the crop insurance industry, reserves for the payment of losses and loss adjustment expenses are established at the time potential losses are reported. The amount of the initial reserve is based on the Company’s historical loss and loss adjustment expense experience and generally is uniform for all claims arising from crops located in the same geographic area. Field adjusters are directed to advise the Company of particular claims which appear likely to result in payments significantly higher than historic averages and the initial reserve is adjusted for those claims based upon such reports. FCIC regulations require that claims under all federally reinsured policies be paid within thirty, or in some circumstances, sixty days after the reinsured company receives all documents necessary to establish the existence and amount of the insured loss. Accordingly, reserves for crop insurance claims arising from crops planted in the spring are established primarily in the third and fourth quarter of each year, and typically are eliminated through payment of the claim during the fourth quarter of the year or first two quarters of the following year. Reserves for claims arising from crops planted in the fall normally are established and paid during the second and third quarter of the following year. Reserves for crop hail insurance are established in the same manner and claims are typically paid within thirty to sixty days after the necessary documents are received. As of December 31, 2002 the Company’s exposure to crop reserves are not significant due to AGIC not being included as a consolidated subsidiary (See “Business Segments—Agricultural Segment”).

In the property and casualty insurance industry, it is not unusual for several years to elapse between the occurrence of an insured loss, the report of the loss to the insurer and the insurer’s payment of that loss. The liability for losses and loss adjustment expenses is estimated by management based on historical patterns and expectations of claims reported and paid, losses which have occurred but which are not yet reported, trends in claim experience, information available on an industry-wide basis, changes in the Company’s claim handling procedures and premium rates and other factors. The Company’s lines of specialty insurance business are considered less predictable than standard insurance coverages. The effects of inflation are implicitly reflected in the Company’s loss reserves through the industry data utilized in establishing such reserves. The Company does not discount its reserves to estimated present value for financial reporting purposes.

During the 1990s, the Company continuously entered into many new markets or programs. Many of these programs were cancelled as a result of unsuccessful marketing or poor underwriting performance. In addition, the Company has discontinued or sold all of its remaining Property and Casualty Segment lines of business. The Company continues to be responsible for all claims prior to the discontinuance or sale of the Property and Casualty Segment lines (referred to as the “Runoff Business”). During May 2001, the Company closed its claims department handling the Runoff Business and engaged a third-party administrator specializing in such runoff business to handle these Property and Casualty Segment claims.

In monitoring reserve adequacy the Company reviews historical data and other data and, as additional experience and data become available, revises estimates of reserves. These revisions result in increases or decreases to reserves for insured events of prior years. In 2002, 2001, and 2000 the Company increased its reserves through charges to earnings of $20.4 million, $14.7 million and $8.2 million, respectively, based upon its reestimation of liability for losses and loss adjustment expenses for prior accident years.

The $20.4 million charge in 2002 for prior years was primarily a result of development of losses and loss adjustment expenses in the general liability and commercial multi-peril lines of business. The $14.7 million charge in 2001 for prior years was primarily a result of the development of general liability losses and loss adjustment expenses in 1999 and prior accident years. The $8.2 million charge in 2000 was primarily a result of the development of 1999 CRCPlus losses of approximately $5.7 million.

The Company continues to be exposed to general liability coverages provided to contractors in the State of California as a result of the California Supreme Court decision in Montrose Chemical Corporation v. Admiral Insurance Company (Montrose). In that decision, the Court adopted the “continuous trigger” theory of insurance coverage for third-party liability claims involving continuous, progressive or deteriorating bodily injury or property damages. Under this theory, the time of the insured’s act which allegedly caused the accident, event or condition resulting in a claim is largely immaterial. As long as the potential damages remain outstanding, all of the insured contractor’s or subcontractor’s successive insurance policies potentially may provide coverage. Thus, the Court’s Montrose decision created a new basis for coverage under years of previously issued policies. Beginning in 1996, the Company altered its underwriting criteria for construction risks and began requiring policy endorsements for these types of continuous exposures in order to avoid coverage for conditions which existed prior to the inception of the Company’s policies.

For the first time in 2002 the Company received more than a de minimis number of asbestosis claims; it has disclaimed coverage for these claims. Also for the first time in 2002, the Company received silicosis claims. The Company does not believe its silicosis exposure will be significant and has established a minimal reserve. Adverse future developments with respect to either of these newly reported exposures, however, could have a significant adverse impact on future results.

The liability estimate established represents management’s best estimate based on currently available evidence, including an analysis prepared by an independent actuary engaged by the Company. Even with such extensive analyses, however, the Company believes its ultimate liability may vary significantly from such estimates.

The Company annually obtains an independent review of its loss reserving process and reserve estimates as part of the annual audit of its financial statements by a professional actuary who is independent of the Company and its auditors.

The following table presents an analysis of the Company’s reserves for losses and loss adjustment expenses, reconciling beginning and ending balances for the years ended December 31:

	2002	2001	2000
	(in thousands)
Gross loss and loss adjustment expense reserves, beginning of year	$597,392	$617,891	$781,377
Reinsurance recoverable on unpaid losses and loss adjustment expenses, beginning of year	428,848	383,979	502,537

Net loss and loss adjustment expense reserves, beginning of year	168,544	233,912	278,840

Net incurred losses and loss adjustment expenses related to:
Current year	45,769	51,086	123,386
Prior years	20,357	14,653	8,218

	66,126	65,739	131,604

Net payments for losses and loss adjustment expenses related to:
Current year	(40,251)	(28,058)	(60,028)
Prior years	(67,539)	(103,049)	(116,504)

	(107,790)	(131,107)	(176,532)

Net decrease related to removal of American Growers Insurance Company from consolidated group	(1,016)	—	—

Net loss and loss adjustment expense reserves, end of year	125,864	168,544	233,912
Reinsurance recoverable on unpaid losses and loss adjustment expenses, end of year	169,257 (1)	428,848	383,979

Gross loss and loss adjustment expense reserves, end of year	$295,121 (1)	$597,392	$617,891

(1)	Decrease primarily related to removal of AGIC from the consolidated group.

The following table presents the development of balance sheet net loss reserves from calendar years 1992 through 2001. The top line of the table shows the loss reserves at the balance sheet date for each of the indicated years. These amounts are the estimates of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The middle section of the table shows the cumulative amount paid, expressed as a percentage of the initial reserve amount, with respect to previously recorded reserves as of the end of each succeeding year. The lower section of the table shows the re-estimated amount, expressed as a percentage of the initial reserve amount, of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “Net cumulative redundancy (deficiency)” caption represents the aggregate percentage increase (decrease) in the initial reserves estimated. It should be noted that the table presents the “run off” of balance sheet reserves, rather than accident or policy year loss development. The Company computes the cumulative redundancy (deficiency) annually on a calendar year basis.

The establishment of reserves is an inherently uncertain process. The Company’s property and casualty coverages are in specialty areas of business that may involve greater risks than standard property and casualty lines. These risk components may make more difficult the task of estimating reserves for losses, and cause the Company’s underwriting results to fluctuate. Further, conditions and trends that have affected the development of loss reserves in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this information.

	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002
Net reserves for unpaid losses and loss adjustment expenses	$77,627	$115,714	$141,514	$201,356	$246,752	$263,106	$285,975	$278,840	$233,912	$168,544	$125,864
Cumulative amount of net liability paid through(1):
One year later	36.1%	49.1%	51.0%	47.3%	44.7%	43.0%	46.7%	41.8%	44.1%	40.1%
Two years later	73.6%	80.5%	86.1%	75.2%	71.8%	71.7%	73.7%	67.6%	69.1%
Three years later	94.5%	100.9%	104.5%	93.1%	90.0%	89.8%	92.2%	83.2%
Four years later	109.0%	108.8%	115.5%	102.8%	101.8%	102.2%	101.5%
Five years later	114.9%	113.6%	121.6%	110.7%	110.6%	111.0%
Six years later	118.2%	116.0%	127.0%	115.7%	116.9%
Seven years later	119.4%	119.5%	129.7%	121.3%
Eight years later	121.6%	120.7%	133.0%
Nine years later	121.9%	122.5%
Ten years later	123.2%
Net reserves reestimated as of:
One year later	103.3%	104.4%	115.8%	104.7%	102.8%	109.2%	115.4%	102.9%	106.3%	112.1%
Two years later	109.7%	114.5%	115.7%	106.6%	112.0%	119.9%	117.5%	107.1%	109.7%
Three years later	117.9%	113.1%	120.5%	114.2%	121.7%	121.3%	120.7%	113.2%
Four years later	117.7%	116.1%	125.9%	122.6%	123.7%	123.0%	125.4%
Five years later	119.8%	118.2%	133.8%	125.1%	126.8%	126.7%
Six years later	121.5%	121.3%	135.6%	128.1%	130.0%
Seven years later	124.3%	124.2%	138.4%	131.1%
Eight years later	125.3%	125.7%	139.5%
Nine years later	125.3%	125.6%
Ten years later	125.0%
Net cumulative redundancy (deficiency)	(25.0)%	(25.6)%	(39.5)%	(31.1)%	(30.0)%	(26.7)%	(25.4)%	(13.2)%	(9.7)%	(12.1)%
Gross reserves for unpaid losses and loss adjustment expenses	$127,666	$211,600	$221,325	$369,244	$432,173	$428,653	$524,744	$781,377	$617,891	$597,392	$295,121
Reinsurance recoverable on unpaid losses and loss adjustment expenses	50,039	95,886	79,811	167,888	185,421	165,547	238,769	502,537	383,979	428,848	169,257

Net reserves for unpaid losses and loss adjustment expenses	$77,627	$115,714	$141,514	$201,356	$246,752	$263,106	$285,975	$278,840	$233,912	$168,544	$125,864

Reestimated gross reserves for unpaid losses and loss adjustment expenses	117.7%	127.1%	147.3%	128.7%	129.2%	137.3%	135.0%	112.8%	113.9%	113.7%
Reestimated reinsurance recoverable on unpaid losses and loss adjustment expenses	106.4%	128.9%	161.0%	125.7%	128.1%	154.3%	146.6%	112.5%	116.4%	114.3%
Reestimated net reserves for unpaid losses and loss adjustment expenses	125.0%	125.6%	139.5%	131.1%	130.0%	126.7%	125.4%	113.2%	109.7%	112.1%
Gross cumulative deficiency	(17.7)%	(27.1)%	(47.3)%	(28.7)%	(29.2)%	(37.3)%	(35.0)%	(12.8)%	(13.9)%	(13.7)%

(1)	Cumulative amount paid includes reserves of Phoenix Indemnity at August 1999 when Phoenix Indemnity was sold and reserves of AGIC at December 2002 when AGIC was removed from the consolidated group.

Off Balance Sheet—Guarantees Related to Sale of Subsidiaries

The Company sold its wholly owned insurance subsidiary, Redland Insurance Company (“Redland”), to Clarendon National Insurance Company (“Clarendon”) effective as of July 1, 2000. The transaction included the appointment of other Company subsidiaries as a producer and administrator for the business the Company wrote through Clarendon and Redland. The Company also reinsures certain portions of the business written by Clarendon and Redland. At December 31, 2002, approximately $76.7 million of fixed maturities available-for-sale and $3.6 million of short-term investments were placed in a trust and pledged to Clarendon to secure the Company’s obligations under reinsurance agreements. Under these reinsurance agreements, the Company assumes business from Clarendon and Redland after cessions to outside reinsurers (“Clarendon Reinsurers”). The Company is contingently liable for any uncollectible amounts due from Clarendon Reinsurers related to this business. At December 31, 2002, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers, which are not included on the balance sheet of the Company, totaled approximately $118 million (See “Reinsurance”).

The amounts pledged to Clarendon were used to secure the issuance of a $20.6 million Redland letter of credit to the California Department of Insurance related to bond requirements resulting from the Company’s workers’ compensation business written on Redland paper (“Bond Requirements”).

In March 2003, the Company and Clarendon agreed to a Master Collateral Agreement (“MCA”) which supercedes previous agreements with respect to the minimum pledged assets to be included in the trust, the methodology for releasing these pledged assets from the trust and use of the trust account for collateral for the issuance of letters of credit to the California Department of Insurance. Subsequent to the signing of the MCA, approximately $20 million of pledged assets were released from the trust account to available funds of the Company. While the MCA has a methodology for releasing the pledged assets, if either party does not abide by the terms of the MCA the Company may be unable to get further pledged assets released and if the conditions for the releasing pledged assets are not fulfilled, the Company will be unable to get further pledged assets released. Additionally, the Company has agreed to take whatever action may be reasonably necessary to permit Clarendon, in accordance with the MCA, to increase the Redland letter of credit amount by approximately $29 million.

In general, the minimum amount to be included in the trust account is based upon the greater of 1) certain percentages of loss and loss adjustment expense reserves assumed by the Company from Clarendon and Redland and reinsurance recoverables from Clarendon Reinsurers for which the Company is contingently liable or 2) 70% of the Bond Requirements.

As of July 1, 2001, the Company sold two wholly owned insurance companies to McM Corporation, a Raleigh, North Carolina based insurance holding company (“McM”). The two companies, AIIC and ACIC, underwrote primarily Property and Casualty Segment insurance. The Company also reinsures certain portions of the business written by AIIC and ACIC. As of December 31, 2002 approximately $11.5 million of fixed maturities available-for-sale and $130,000 of short-term investments were placed in a trust and pledged to McM to secure the Company’s net obligations under the reinsurance agreements. Under these reinsurance agreements, the Company assumes business from AIIC and ACIC after cessions to outside reinsurers (“AIIC Reinsurers”). The Company is contingently liable for any uncollectible amounts due from AIIC Reinsurers related to this business. At December 31, 2002, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers, which are not included on the balance sheet of the Company, totaled approximately $40 million (See “Reinsurance”).

Reinsurance

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

The Company reinsures its MPCI business with various federal reinsurance pools administered by the FCIC. In 2002, the Company ceded an aggregate of 27.9% of its MPCI Gross Premium to the federal reinsurance pools. In addition to the FCIC reinsurance program, the Company utilizes third party reinsurance to manage volatility in loss exposure. The Company ceded approximately $65 million of its 2002 crop year MPCI Retained Premiums under quota share agreements to private reinsurers participating in its overall crop reinsurance programs. The net exposure was further reduced by excess of loss reinsurance purchased from private carriers with a total cost of approximately $10.7 million for the 2002 crop year. Under the MPCI program, the Company retains the first 4.5% of loss under the MPCI profit share calculation with excess of loss reinsurance providing protection above that percentage. From 4.5% to 35% of loss under the MPCI profit share calculation, the Company retains 10% of the exposure. Above 35%, the Company participates at varying levels. AIC reinsured AGIC for 100% of the underwriting loss from negative 1.5% to negative 4.5% MPCI profit share and 10% of the underwriting loss from negative 4.5% to negative 8.5% MPCI profit share. The Company has estimated a negative 1.5% MPCI profit share in its December 31, 2002 financial statements. Accordingly, while AGIC is no longer a member of the consolidated group, the Company still has exposure to changes in the 2002 MPCI profit share calculation for AIC’s reinsured portion. The Company ceded approximately 20% of its crop hail business to private reinsurers through various quota share agreements.

The Company generally has historically retained the first $500,000 of risk under its Property and Casualty Segment lines of business, ceding the next $1,500,000 (on a per risk basis) on property and $5,500,000 (on an occurrence basis) on casualty to reinsurers. To the extent individual policies exceed reinsurance treaty limits, the Company would purchase reinsurance on a facultative (specific policy) basis. In addition, the Company further reduced its net exposures per risk on certain lines of business through additional excess of loss or quota share reinsurance programs. In its workers’ compensation line, the Company acquired excess of loss protection with retentions varying between $100,000 and $1,000,000 per occurrence, depending upon the program.

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

At December 31, 2002, approximately 74% of the Company’s outstanding reinsurance recoverables and reinsurance balances for which the Company is contingently liable was from reinsurance companies rated A- (Excellent) or better by A.M. Best. Of the remaining balances, approximately 4% relate to balances ceded to AIIC and ACIC for which AIC has amounts assumed from AIIC in excess of the ceded balances. Additionally, approximately 3% of the remaining balances relate to MPCI losses ceded to AGIC which are being funded by the RMA.

Constitution Insurance Company (“CIC”) accounts for approximately 8% of the remaining balances. CIC had its financial strength rating lowered by A.M. Best from A- (Excellent) to B- (Fair) during the fourth quarter of 2002. In January 2003, in response to a request from CIC’s parent to withdraw from the rating process, A.M. Best withdrew its financial strength rating of B- and assigned CIC and its parent an NR-3 rating (Rating Procedure Inapplicable). As of December 31, 2002 the Company has outstanding reinsurance recoverables from CIC of approximately $26.2 million and is contingently liable for AIIC and Redland reinsurance recoverables from CIC totaling approximately $2.8 million. CIC continues to make payments to the Company for reinsurance billings and accordingly, no allowance for doubtful accounts or liability has been established for these balances.

In September 2001 the Company initiated an arbitration proceeding to recover from a pool of solvent reinsurers sums the Company believes are due under a workers’ compensation insurance program of the Company written on Redland paper. The Company currently expects this arbitration will be concluded by June 30, 2003. The Company is contingently liable to Redland for amounts due from these reinsurers. At December 31, 2002 the Company is contingently liable for approximately $20.4 million due from these reinsurers and approximately $5.1 million conditionally paid by the reinsurers but still subject to the outcome of the arbitration. While the Company believes the reinsurers will be required to pay amounts due and, accordingly, a liability has not been established for these reinsurance recoveries, the ultimate outcome cannot be predicted at this time. See “Item 3. Legal Proceedings” for additional information regarding this arbitration.

The Company has other reinsurance recoverables and is contingently liable for Redland and AIIC reinsurance recoverables that are currently being disputed or payments have been delayed pending audit of the Company’s records (See “Off Balance Sheet—Guarantees Related to Sale of Subsidiaries”). While the Company believes the reinsurers will be required to pay amounts due and, accordingly, a liability has not been established for these reinsurance recoveries, the ultimate outcome cannot be predicted at this time.

Investments

The Company’s investment policy is to manage the investment portfolio to maximize yields while emphasizing capital stability and preservation and maintaining adequate liquidity to meet cash needs. The Company determines the strategies and parameters for the investment of its portfolio, and an external investment manager executes trades consistent with the Company’s strategies and parameters. The investment portfolio at December 31, 2002 and 2001, for continuing operations and discontinued operations, consisted of the following:

	December 31, 2002		December 31, 2001
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Continuing Operations:
Fixed maturities—U.S Treasury securities	$—	$—	$4,382	$4,476
Short-term investments	3,081	3,081	7,202	7,202
Real estate	14	14	14	14
Restricted short-term investments	—	—	27,860	27,860

Total Continuing Operations	$3,095	$3,095	$39,458	$39,552

Discontinued Operations:
Fixed maturities	$19,349	$18,965	$5,325	$5,295
Fixed maturities—pledged to states	7,154	7,550	10,855	11,145
Fixed maturities—pledged to Clarendon	75,115	76,705	58,562	58,915
Fixed maturities—pledged to McM	11,263	11,479	11,145	11,145

Total fixed maturities	112,881	114,699	85,887	86,500

Short-term investments	7,632	7,632	37,377	37,377
Short-term investments—pledged to states	—	—	298	298
Short-term investments—pledged to Clarendon	3,561	3,561	40,471	40,471
Short-term investments—pledged to McM	130	130	—	—

Total fixed maturities	11,323	11,323	78,146	78,146

Marketable equity securities	8,452	7,339	7,386	5,126
Real estate	3,026	3,026	3,041	3,041

Total Discontinued Operations	$135,682	$136,387	$174,460	$172,813

Fixed Maturities

Fixed maturity investments are classified as available-for-sale and carried on the Company’s balance sheet at estimated fair value, with unrealized gains and losses, net of taxes, recorded in stockholders’ equity as accumulated other comprehensive income. The fixed maturities pledged to Clarendon and McM are securing the Company’s obligations under reinsurance agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sale of Subsidiaries and Property and Casualty Segment

Business and Related Guarantees” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

Marketable Equity Securities

Equity holdings comprised 5.4% of the Company’s investments for discontinued operations at December 31, 2002, and consist of a diversified portfolio of unaffiliated common and preferred stocks.

Real Estate

Real estate represents an investment in unimproved land as of December 31, 2002. The Company is actively marketing the sale of this land.

Short-Term Investments

The Company’s portfolio also includes short-term securities and other miscellaneous investments. The short-term investments pledged to Clarendon and McM are securing the Company’s obligations under reinsurance agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sale of Subsidiaries and Property and Casualty Segment Business and Related Guarantees” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

Restricted Short-Term Investments

The restricted short-term investments balance was comprised of investments deposited with a trustee for the Company’s issuance of an outstanding letter of credit relating to reinsurance coverage. During the fourth quarter of 2002, the reinsurer drew down the entire letter of credit for current and future reinsurance balances due in a net amount of $27.5 million.

Investment Results

The Company’s investment results for the years ended December 31, are as follows:

	2002	2001	2000
	(dollars in thousands)
Continuing Operations:
Net investment income	$587	$1,940	$2,386
Average investment portfolio(1)	31,360	45,106	38,155
Pre-tax return on average investment portfolio	1.9%	4.3%	6.3%
Net realized gains	$—	$545	$—
Change in unrealized gain (loss) on available-for-sale securities	(95)	61	34

Discontinued Operations:
Net investment income	$6,834	$14,745	$22,293
Average investment portfolio(1)	193,872	285,664	360,998
Pre-tax return on average investment portfolio	3.5%	5.2%	6.2%
Net realized gains (losses)	$(1,489)	$2,849	$2,120
Change in unrealized gain (loss) on available-for-sale securities	2,352	5,101	12,586

(1)	Represents the average of the beginning and ending investment portfolio (excluding unimproved land) computed on a quarterly basis.

Regulation

As a general rule, an insurance company must be licensed to transact insurance business in each jurisdiction in which it operates, and almost all significant operations of a licensed insurer are subject to regulatory oversight. Licensed insurance companies are generally known as “admitted” insurers. Most states provide a limited exemption from licensing for insurers issuing insurance coverages that generally are not available from admitted insurers. These coverages are referred to as “surplus lines” insurance, and these insurers are referred to as “surplus lines” or “nonadmitted” companies.

The Company’s admitted insurance business is subject to comprehensive, detailed regulation throughout the United States under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. The primary purpose of such regulations and supervision is the protection of policyholders and claimants rather than stockholders or other investors. Depending on whether the insurance company is domiciled in the state and whether it is an admitted or nonadmitted insurer, state regulatory authority may extend to: (i) periodic reporting of the insurer’s financial condition; (ii) periodic financial examination; (iii) approval of rates and policy forms; (iv) loss reserve adequacy; (v) insurer solvency;

(vi) the licensing of insurers and their agents; (vii) restrictions on the payment of dividends and other distributions; (viii) approval of changes in control; and (ix) the type and amount of permitted investments.

The Company also is subject to laws governing insurance holding companies in Nebraska where AIC is domiciled. These laws, among other things, require the Company to file periodic information with state regulatory authorities including information concerning its capital structure, ownership, financial condition, management and general business operations. The insurance holding company laws also regulate certain transactions between the Company and its affiliates, including the amount of dividends and other distributions and the terms of surplus notes, and restrict the ability of any one person to acquire certain levels of the Company’s voting securities (generally 10%) without prior regulatory approval.

AGIC was placed into rehabilitation by the District Court of Lancaster County, Nebraska on December 20, 2002 (See Exhibit 99.1). Effective as of December 20, 2002, AGIC and its subsidiaries ceased to be under the control of the Company and are not included as consolidated subsidiaries of the Company after that date. AGIC reported total statutory policyholders’ surplus (deficit) of approximately $(10.6) million and $75.4 million as of December 31, 2002 and 2001, respectively and statutory net income (loss) of $(82.7) million, $14.3 million and $(21.0) million for the years ended December 31, 2002, 2001 and 2000, respectively.

As of December 31, 2002 the only remaining consolidated insurance company of AICI is AIC. The Director entered an administrative Order of Supervision with respect to AIC on December 20, 2002 and AIC currently is operating pursuant to that Order (See Exhibit 99.2). AIC reported total statutory policyholders’ deficit of approximately $75.0 million and surplus of approximately $73.7 million as of December 31, 2002 and 2001, respectively and statutory net loss of $14.8 million, $7.8 million and $4.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The statutory deficit at December 31, 2002 was significantly impacted by the non-admission of pledged investments totaling approximately $89.9 million, under statutory accounting principles.

The National Association of Insurance Commissioners has established risk-based capital (“RBC”) standards. RBC standards are designed to measure the acceptable level of capital an insurer should have, based on the inherent and specific risks of each insurer. As of December 31, 2002, AIC had negative surplus, resulting in a RBC at the mandatory control level. Under the mandatory control level, the Director may take such actions as necessary to place AIC under regulatory control under the Nebraska Insurers Supervision, Rehabilitation, and Liquidation Act. Since AIC is currently in run-off, the Director is permitted to allow AIC to continue its run-off under supervision of the NEDOI. While AIC is currently in supervision, the Director currently has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC. The Company believes increased regulatory control of AIC would have a significant negative impact on the Company.

Under the Order of Supervision, AIC is required to pay all costs incurred by the Supervisor, AIC may not accept or renew any insurance business and may not perform any activities beyond those that are routine in the day-to-day conduct of its runoff business without prior approval of the Director or Supervisor. Additionally, any transactions with affiliates or former affiliates require prior approval of the Director or Supervisor. AICI does not expect to have access to any surplus note interest payments or dividend payments from AIC, as these payments would require NEDOI approval. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Uncertainties

The Company’s only consolidated insurance subsidiary at December 31, 2002, AIC, is regulated by the NEDOI and is currently under supervision of the NEDOI. The Director currently has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC. The Company believes increased regulatory control of AIC would have a significant negative impact on the Company (See “Regulation”).

Additionally, there is significant uncertainty as to whether AIC will be able to meet its future cash flow needs. A major portion of AIC’s investments are pledged (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sale of Subsidiaries and Property and Casualty Segment Business and Related Guarantees”) and AIC’s ability to meet its cash flow needs will be highly dependent upon AIC’s ability to get significant amounts of pledged funds released. Additionally, AIC’s cash flows are significantly impacted by any changes in the expected payout of insurance losses and loss adjustment expenses (See “Loss and Loss Adjustment Expense Reserves”). AIC’s ability to meet its cash flow needs is also dependent upon the timely recovery of reinsurance balances, including the favorable resolution of balances currently in dispute (See “Reinsurance”). While based upon current expectations AIC would likely have the ability to meet its cash flow needs through December 31, 2003, there can be no assurances considering the significant uncertainties that exist.

There is also significant uncertainty as to whether AICI will be able to meet its cash flow needs. AICI has deferred interest payments on its Trust Preferred Securities, as permitted by the trust agreement and indenture, and has disputed or denied payment of certain other liabilities and commitments. While based upon current expectations AICI would likely have the ability to meet its cash flow needs through December 31, 2003, there can be no assurances considering the significant uncertainties that exist.

Pursuant to a May 1999 agreement with RMA, for a period of time AIC became the nominal holder of the Company’s SRA. The agreement expressly provided that it would not affect any liabilities among AGIC, AIC and other Company affiliates, and, the Company does not believe AIC has any obligations as a result of this agreement. Nevertheless, the future conduct of RMA with respect to the May 1999 agreement is uncertain and the cost of defeating even a baseless RMA allegation involving the May 1999 agreement could be material to the Company.

The Company’s results may be influenced by factors which are largely beyond the Company’s control. Important among such factors are changes in state and federal regulations, changes in the reinsurance market, including the ability and willingness of reinsurers to pay claims, changes in tax laws, financial market performance, changes in federal policies or court decisions affecting coverages, changes in the rate of inflation, interest rates and general economic conditions.

Adverse loss experience for prior years resulted in an increase in loss reserves for the years ended December 31, 2002 and 2001, in the amounts of $20.4 million and $14.7 million, respectively. The establishment of appropriate loss reserves is an inherently uncertain process and it has been necessary, and may be necessary in the future, to revise estimated loss reserve liabilities. See “Loss and Loss Adjustment Expense Reserves,” for a further discussion of factors which may, in the future, influence loss reserve estimates.

Employees

At March 28, 2003 the Company had approximately 26 full time employees, substantially all providing services in the Property and Casualty Segment. The Company believes that relations with its employees are good.

Item 2. Properties

The following table sets forth certain information regarding the principal properties of the Company:

Location	General Character	Size	Leased/ Owned(1)
Council Bluffs, IA	Office	145,000 sq. ft.	Leased
Council Bluffs, IA	Office	33,000 sq. ft.	Owned (2)
Des Moines, IA	Office	22,000 sq. ft.	Leased

(1)	The expiration date for these leases is March 31, 2011 (Council Bluffs) and May 31, 2009 (Des Moines).
(2)	In March 2003, the Company sold the office building.

Item 3. Legal Proceedings

Acceptance Insurance Companies Securities Litigation (USDC, Nebraska, Master File No. 8:99CV547). In December 1999 the Company was sued in the United States District Court for the District of Nebraska. Plaintiffs alleged the Company knowingly and intentionally understated the Company’s liabilities in order to maintain the market price of the Company’s common stock at artificially high levels and made untrue statements of material fact, and sought compensatory damages, interest, costs and attorney fees. In February 2000 other plaintiffs sued the Company in the same Court, alleging the Company intentionally understated liabilities in a registration statement filed in conjunction with the Company’s Trust Preferred Securities.

The Court consolidated these suits in April 2000 and Plaintiffs subsequently filed a consolidated class action complaint. Plaintiffs sought to represent a class consisting of all persons who purchased either Company common stock between March 10, 1998 and November 16, 1999, or AICI Capital Trust Preferred Securities between the July 29, 1997 public offering and November 25, 1999. In the consolidated complaint Plaintiffs alleged violation of Section 11 of the Securities Act of 1933 through misrepresentation or omission of a material fact in the registration statement for the Trust Preferred Securities, and violation of Section 10b of the Securities Exchange Act of 1934 and Rule 10b-5 of the U.S. Securities and Exchange Commission through failure to disclose material information between March 10, 1998 and November 16, 1999. The Company, three of its former officers, the Company’s Directors and independent accountants and other individuals, as well as the financial underwriters for the Company’s Trust Preferred Securities, were defendants in the consolidated action.

On March 2, 2001, the Court entered an order dismissing all claims alleging violations of Section 11 of the Securities Act, and dismissing the Company’s Directors, financial underwriters, independent accountants and others as defendants in this action. The Court also ruled that certain of Plaintiffs’ allegations regarding the remaining defendants’ alleged failure to properly report contingent losses attributable to the Montrose decision did not state a claim under Section 10b and Rule 10b-5. In two subsequent rulings, the Court and Magistrate Judge clarified the March 2 ruling to specify which of Plaintiffs’ Montrose-related allegations failed to state a Section 10b and Rule 10b-5 claim. These three rulings reduced the litigation to a claim that the Company and three of its former officers, during the period from August 14, 1997 to November 16, 1999, failed to disclose adequately information about various aspects of the Company’s operations, including information relating to the Company’s exposure after January 1, 1997 to losses resulting from the Montrose decision. Nevertheless, Plaintiffs continue to seek compensatory damages, reasonable costs and expenses incurred in this action and such other and such further relief as the Court may deem proper.

On August 6, 2001, the Magistrate Judge granted Plaintiffs’ Motion for Class Certification. Plaintiffs’ fact discovery was concluded July 31, 2002 in accordance with a schedule established by the Court. On September 16, 2002 Plaintiffs sought the Court’s permission to reinstate certain previously dismissed claims under Section 11 and 15 of the Securities Act. The Court denied Plaintiffs’ request in its entirety on February 27, 2003; Plaintiffs asked the Court to reconsider this decision and the Court has not ruled on that request. On March 31, 2003, however, the Court established a schedule for the submission during May 2003 of briefs regarding the Company’s proposed motion to decertify the class. The Court also established a schedule concluding in August 2003 for submission of briefs regarding both parties’ anticipated motions for summary judgment.

The Company intends to continue vigorously contesting this action and believes Plaintiffs’ allegations are without merit. Nevertheless, the ultimate outcome of this action cannot be predicted at this time and the Company currently is unable to determine the potential effect of this litigation on its financial position, results of operations or cash flows.

Reinsurance Arbitration. In September 2001 AIC initiated an arbitration proceeding against certain quota-share reinsurers under a reinsurance contract. Under the contract, the reinsurers agreed to reimburse the Company and certain former affiliates for all loss and loss adjustment expenses incurred in conjunction with workers compensation insurance policies produced by a specified agency and issued by the reinsured companies between April 1 and October 31, 1999. In its arbitration demand the Company alleged certain sums due under the contract had not been paid. The reinsurers responded to the demand, three arbitrators were selected, the parties and arbitrators entered into a confidentiality agreement and the arbitration has proceeded in accordance with the reinsurance contract and industry practices. Discovery was completed in April 2003 and the arbitration hearing is scheduled to be completed in May 2003.

In this proceeding, reinsurers acknowledge their failure to pay AIC amounts specified in the reinsurance contract, but seek to excuse that failure on the basis that the specified agency failed to follow certain of the reinsurers’ underwriting guidelines. Reinsurers also have attempted to excuse their failure to pay based upon alleged but unspecified deficiencies in the adjustment of insured claims; the Company has asked arbitrators to disregard such claim related defense as untimely. The Company contends the specified agency’s performance throughout a several year business relationship with the reinsurers and other insurance companies, which preceded the reinsurance contract between those reinsurers and AIC, was unchanged during the period of the AIC reinsurance contract and, therefore, provides no basis for the reinsurers’ failure to reimburse losses and loss adjustment expenses paid by AIC with respect to the reinsured policies.

While the Company will continue to vigorously pursue this arbitration, there can be no assurance regarding the outcome of this arbitration proceeding. See “Business—Reinsurance.”

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II.

Item 5. Market for Registrant’s Equity and Related Stockholder Matters

On November 20, 2002, the common stock began trading on the OTC Bulletin Board under the trading symbol “AICI”. Previously, the Common Stock was listed and traded on the New York Stock Exchange (“NYSE”). The following table sets forth the high and low sales prices per share of Common Stock for the fiscal quarters indicated.

	High	Low
Year ended December 31, 2002
Fourth quarter	$2.31	$0.01
Third quarter	4.12	1.90
Second quarter	5.70	3.90
First quarter	5.71	4.80

Year ended December 31, 2001
Fourth quarter	5.35	4.65
Third quarter	6.05	4.65
Second quarter	5.64	3.70
First quarter	5.63	3.87

As of March 28, 2003, there were approximately 873 holders of record of the Common Stock.

The Company has not paid cash dividends to its shareholders during the periods indicated above and does not anticipate that it will pay cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

The following table sets forth certain selected consolidated financial data and should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. This selected consolidated financial data has been derived from the audited Consolidated Financial Statements of the Company and its subsidiaries.

	Years Ended December 31,
	2002(1)	2001(1)	2000(1)	1999(1)	1998(1)
	(in thousands, except per share data)

Statement of operations data:
Revenues:
Net investment income	587	1,940	2,386	902	679
Net realized capital gains	—	545	—	—	—

	587	2,485	2,386	902	679

Costs and expenses:
General and administrative expenses	1,433	1,061	1,919	4,592	3,502

Operating income (loss)	(846)	1,424	467	(3,690)	(2,823)

Interest expense and other	(8,688)	(8,682)	(8,677)	(9,058)	(8,994)

Loss before income taxes and discontinued operations	(9,534)	(7,258)	(8,210)	(12,748)	(11,817)
Income tax expense (benefit)	5,993	(2,540)	(2,933)	(4,147)	(3,904)

Loss from continuing operations	(15,527)	(4,718)	(5,277)	(8,601)	(7,913)
Income (loss) from discontinued operations, net of tax	(194,191)	(4,351)	(23,572)	(27,357)	13,449

Net income (loss)	$(209,718)	$(9,069)	$(28,849)	$(35,958)	$5,536

Income (loss) per share:
Basic and diluted:
Loss from continuing operations	$(1.08)	$(0.33)	$(0.37)	$(0.60)	$(0.53)
Income (loss) from discontinued operations	(13.56)	(0.30)	(1.65)	(1.92)	0.91
Net income (loss)	(14.65)	(0.63)	(2.02)	(2.52)	0.37

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance sheet data:
Investments	$3,095	$39,552	$302,103	$387,875	$471,558
Investments—discontinued operations	136,387	172,813	42,180	35,743	17,839
Total assets	403,592	959,832	963,982	1,278,312	1,092,943
Borrowings and term debt	—	—	—	—	15,000
Company-obligated mandatorily redeemable Preferred Securities of AICI Capital Trust, holding solely Junior Subordinated Debentures of the Company	94,875	94,875	94,875	94,875	94,875
Losses and loss adjustment expense reserves—discontinued operations	295,121	597,392	617,891	781,377	524,744
Unearned premiums—discontinued operations	232	23,740	34,772	127,938	162,037
Stockholders’ equity	(53,864)	155,275	160,481	180,958	236,154
Other data:
Statutory Surplus (Deficit) of Insurance Companies(2)	(75,007)	129,131	140,248	158,551	236,041

(1)	For a discussion of the Company’s discontinued business, see “Business-Business Segments” and for a discussion of the accounting treatment of the Company’s MPCI business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-General.”
(2)	Statutory data has been derived from the separate financial statements of the Company’s insurance companies prepared in accordance with SAP. The statutory deficit at December 31, 2002 relates only to AIC, the Company’s only consolidated insurance company. The statutory deficit at December 31, 2002 was significantly impacted by the non-admission of pledged investments totaling approximately $89.9 million, under statutory accounting principles.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company and its consolidated subsidiaries should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto included elsewhere herein.

General

The Company historically has been an agricultural risk management company providing comprehensive insurance products (“Agricultural Segment”) and a provider of property and casualty insurance (“Property and Casualty Segment”). Due to the financial condition of the Company and regulatory restrictions placed on the Company in the fourth quarter of 2002, the Company neither intends nor has the ability to continue its operations in the Agricultural Segment or the Property and Casualty Segment. As such, all operations in these segments have been presented as discontinued operations for financial statement purposes.

The principal lines of the Company’s Agricultural Segment were MPCI, supplemental coverages, and named peril insurance. MPCI is a federally subsidized risk management program designed to encourage agricultural producers to manage their risk through the purchase of insurance policies. MPCI provides the agricultural producers with yield coverage for crop damage from substantially all natural perils. CRC is an extension of the MPCI program that provides a producer of crops with varying levels of insurance protection against loss of revenues caused by changes in crop prices, low yields, or a combination of the two. As used herein, the term MPCI includes CRC, unless the context indicates otherwise.

Certain characteristics of the Company’s crop business may affect comparisons, including: (i) the seasonal nature of the business whereby profits or losses are generally recognized predominately in the third or fourth quarter of the year; (ii) the nature of crop business whereby losses are known within a one year period; and (iii) the limited amount of investment income associated with crop business. In addition, cash flows from such business differ from cash flows from certain more traditional lines. The Company’s Agricultural Segment produced more volatility in the operating results on a quarter-to-quarter or year-to-year basis than has historically been the case due to the seasonal and short-term nature of the Company’s crop business, as well as the impact on the crop business of weather and other natural perils.

In its Agricultural Segment, the Company completed the acquisition of substantially all crop insurance assets and the assumption of certain crop insurance and reinsurance liabilities of Symons International Group, Inc. and affiliates including IGF Insurance Company (collectively referred to as “IGF”) on June 6, 2001. See “Acquisition of IGF Crop Insurance Assets.”

Many parts of the country experienced drought and abnormal growing conditions that significantly impacted the amount of losses under 2002 MPCI policies issued by the Company. These MPCI losses impact the Company’s share of profit it receives from or loss it pays to the Federal Crop Insurance Corporation (“FCIC”) under the profit sharing formula established by law and administered by the Risk Management Agency. Because of the extraordinary reported and expected volume and severity of crop insurance claims in 2002, the Company recorded a negative 1.5% profit share on a retained pool of approximately $418.2 million and recognized MPCI reinsurance costs and underwriting expenses through December 31, 2002 of approximately $79.6 million. Therefore the Company recorded a loss from crop insurance underwriting and operation for the year ended December 31, 2002 of approximately $87.3 million. The negative 1.5% profit share in 2002 compares to an adjusted 2001 crop year profit share of 16.2% on a retained pool of approximately $498.4 million, or approximately $80.9 million. See “Results of Operations.”

On November 18, 2002 the Company announced that it signed a Non-Binding Letter of Intent setting forth the preliminary terms for the Company’s potential sale of certain crop insurance assets to Rain and Hail L.L.C. and ACE American Insurance Company (collectively “Rain and Hail”). On November 25, 2002 Rain and Hail announced “termination of further negotiations under the previously announced Non-Binding Letter of Intent because RMA (USDA Risk Management Agency) would not allow the transaction as set forth in the terms of the Non-Binding Letter of Intent.”

Subsequent to the RMA and Rain and Hail actions, the operations of the Agricultural Segment were discontinued and AGIC was placed in rehabilitation by the District Court of Lancaster County, Nebraska. In rehabilitation, AGIC and its subsidiaries ceased to be under the control of the Company and are not included as consolidated subsidiaries of the Company at December 31, 2002. As the Company’s equity interest in AGIC and its subsidiaries are negative, the Company has reflected its investment in AGIC and its subsidiaries at fair market value of zero as the Company is no longer responsible for AGIC’s net liabilities. AIC does have exposure under reinsurance agreements with AGIC (See “Business—Reinsurance” and “Business—Uncertainties”). The Company does not expect to be impacted by the discontinued operations of the Agricultural Segment in the future.

The Company announced several strategic decisions over the last several years which have significantly impacted the Property and Casualty Segment. During 1999, the Company discontinued or reduced its underwriting in several product lines of the Property and Casualty Segment business. In September 1999, the Company sold its nonstandard automobile business, including Phoenix Indemnity Insurance Company. In the first quarter of 2000 the Company transferred the renewal rights to all business previously produced and serviced by the Company’s Scottsdale, Arizona office and its “long haul” trucking business. During 2001 the Company discontinued or sold all remaining Property and Casualty Segment business. Additionally, as part of its strategy to exit the Property and Casualty Segment business, the Company sold Acceptance Indemnity Insurance Company (“AIIC”) and Acceptance Casualty Insurance Company (“ACIC”).

As of December 31, 2002 the only remaining consolidated insurance company of AICI is AIC. The Director entered an administrative Order of Supervision with respect to AIC on December 20, 2002 and AIC currently is operating pursuant to that Order. Under the Order of Supervision, AIC is required to pay all costs incurred by the Supervisor, AIC may not accept or renew any insurance business and may not perform any activities beyond those that are routine in the day-to-day conduct of its runoff business without prior approval of the Director or Supervisor. The Director currently has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC. The Company believes increased regulatory control of AIC would have a significant negative impact on the Company.

The Company continues to manage the run-off of discontinued and sold businesses. Based upon the above, the Company expects the Property and Casualty Segment net premiums earned in 2003 to be significantly lower than 2002 and be primarily comprised of adjustments related to audits and endorsements for policies expiring in 2002 and prior years.

Critical Accounting Policies

Critical accounting policies are those that are important to the presentation of the Company’s financial condition and results of operations and require the Company’s management to make significant estimates or exercise significant judgment.

A critical accounting policy of the Company relates to the accounting treatment for MPCI business which is different than more traditional property and casualty insurance lines. The Company issued and administered MPCI policies, for which it received administrative fees, and the Company participated in a profit sharing arrangement in which it received from the government a portion of the aggregate profit, or paid a portion of the aggregate loss, with respect to the business it wrote. The Company’s share of profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the Risk Management Agency (“RMA”). Due to the nature of several of the CRC products whereby results are based on the market prices of various commodities in the fourth quarter, as well as yields, and the significance of CRC as a percentage of MPCI, the Company historically has recorded its initial estimate of profit or loss for MPCI and related products in the fourth quarter. Due to the significance of known and estimatible losses for the 2002 crop year, the Company recorded its initial estimate of loss for MPCI and related products in the third quarter of 2002. Any changes in estimates typically occur during the following two to three quarters, after the claim adjustment process is substantially complete. The Company receives its profit share in cash, with 60% of the amount in excess of 17.5% of its MPCI Retention (as defined in the profit sharing agreement) in any year carried forward to future years, or it must pay its share of losses. For statement of operations purposes, gross premiums written consist of the aggregate amount of MPCI premiums paid by agricultural producers, and do not include any related federal premium subsidies. Additionally, any profit share earned by the Company, net of the cost of third party excess of loss reinsurance, is shown as net premiums written, which equals net premiums earned for MPCI business; whereas, any share of losses payable by the Company is charged to losses and loss adjustment expenses. MPCI premiums received during the year which correspond to next year’s crop season are deferred until the next year. Insurance underwriting expenses are presented net of administrative fees received from the RMA for reimbursement of costs incurred by the Company.

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

Under reinsurance agreements with previously owned insurance subsidiaries, the Company assumes business, after cessions to outside reinsurers. While the amounts recoverable from these outside reinsurers are not assets of the Company, the Company is contingently liable for any uncollectible amounts due from outside reinsurers related to this business. The Company analyzes this contingent liability as part of its review of reinsurance recoverable exposures. Any differences that arise between previously accrued amounts and actual unrecoverable amounts are reflected in the statement of operations in the period such information becomes known.

The Company has recorded a net deferred income tax asset to reflect the Company’s net operating loss carryforwards and the tax impact of temporary differences between the carrying amounts for financial and tax purposes. For tax purposes, the Company’s net operating loss carryforwards expire, if unused, beginning in 2019. The realization of the net deferred tax asset is dependent upon the Company’s ability to generate sufficient taxable income in future periods. In determining whether the net deferred tax asset will be realized, management is required to estimate future earnings and project reversal of temporary differences. Future effects from any changes in these estimates, which may be material, are recorded in the period of the change.

The Company’s balance sheet included an asset for excess of cost over acquired net assets (“goodwill”) for prior acquisitions accounted for under the purchase method of accounting. With the adoption of SFAS No. 142 on January 1, 2002 goodwill was no longer amortized and in accordance with SFAS No. 142 the goodwill is tested for impairment annually and between annual tests if an event occurs that would more likely than not reduce the fair value of the reporting unit.

Forward-Looking Information

Except for the historical information contained in this Annual Report on Form 10-K, matters discussed herein may constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking information reflects the Company’s current best estimates regarding future operations, but, as these are only estimates, actual results may differ materially from such estimates.

A variety of events, most of which are outside the control of the Company, cannot be accurately predicted and may materially impact estimates of future operations. Important among such factors are changes in state and federal regulations, changes in the reinsurance market, including the ability and willingness of reinsurers to pay claims, changes in tax laws, financial market performance, changes in federal policies or court decisions affecting coverages, changes in the rate of inflation, interest rates and general economic conditions.

The only consolidated insurance subsidiary of AICI at December 31, 2002, AIC, is regulated by the NEDOI. AIC is currently under supervision by the NEDOI. AIC reported total statutory policyholders’ deficit of approximately $75.0 million at December 31, 2002. The Company’s statutory equity was significantly impacted by the non-admission of pledged investments totaling approximately $89.9 million, under statutory accounting principles. The Director currently has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC. The Company believes increased regulatory control of AIC would have a significant negative impact on the Company.

Additionally, there is significant uncertainty as to whether AIC will be able to meet its future cash flow needs. A major portion of AIC’s investments are pledged to states and to acquirers of former Company affiliates and AIC’s ability to meet its cash flow needs will be highly dependent upon AIC’s ability to get significant amounts of pledged funds released. Additionally, AIC’s cash flows are significantly impacted by any changes in the expected payout of insurance losses and loss adjustment expenses. AIC’s ability to meet its cash flow needs is also dependent upon the timely recovery of reinsurance balances, including the favorable resolution of balances currently in dispute. While based upon current expectations AIC would likely have the ability to meet its cash flow needs through December 31, 2003, there can be no assurances considering the significant uncertainties that exist.

There is also significant uncertainty as to whether AICI will be able to meet its cash flow needs. AICI has deferred interest payments on its Trust Preferred Securities, as permitted by the trust agreement and indenture, and has disputed or denied payments of certain other liabilities and commitments.

While based upon current expectations AICI would likely have the ability to meet its cash flow needs through December 31, 2003, there can be no assurances considering the significant uncertainties that exist.

Forward-looking information set forth herein does not take into account any impact from the various factors noted above which may affect future results. See “Business—Uncertainties” and “General” for additional information regarding these events and factors.

Results of Operations

Year ended December 31, 2002

Compared to Year Ended December 31, 2001

The Company’s net loss was approximately $209.7 million, or $14.65 per share, for the year ended December 31, 2002 as compared to a net loss of approximately $9.1 million, or $0.63 per share, for the year ended December 31, 2001. The increase in net loss was comprised of a $10.8 million increase in loss from continuing operations and a $189.8 million increase in loss from discontinued operations, net of tax.

The increase in the net loss from continuing operations was primarily related to a decrease in net investment income and net realized gains and change in valuation allowance for deferred taxes. Net investment income was impacted by a declining portfolio and a lower interest rate environment. During the year ended December 31, 2002, the Company’s ability to generate sufficient taxable income in future periods was significantly impacted by results in its Agricultural Segment. Management concluded it is unlikely that the deferred tax asset will be realized and recorded a valuation allowance related to continuing operations of $9.3 million as of December 31, 2002.

The increase in the net loss from discontinued operations, net of tax, during the year ended December 31, 2002 was primarily attributable to an increase in the underwriting loss in the Agricultural Segment, the expensing of $27.5 million in current and future obligations under a multi-year reinsurance agreement, the impairment of $5.7 million of intangibles, the write-off of the excess of cost over acquired net assets of $30.0 million, the impairment of property and equipment of $3.7 million, the establishment of a deferred income tax valuation allowance of $73.1 million and a decrease in net investment income and realized capital gains (losses). Partially offsetting these increases was a decrease in the Property and Casualty Segment underwriting loss and the $4.0 million adjustment to equity and investment interest in AGIC and subsidiaries related to adjusting the negative equity to fair market value of zero as the Company is no longer responsible for AGIC’s net liabilities.

The underwriting loss from the Company’s Agricultural Segment was approximately $87.3 million for the year ended December 31, 2002 compared to underwriting earnings of approximately $10.1 million for the year ended December 31, 2001.

The Company historically has recorded its initial estimate of profit or loss for MPCI and related products in the fourth quarter. Any changes in such estimates typically occurred during the first two quarters of the following year, after the claim adjustment process is substantially complete. Due to the significance of known and estimatible losses for the 2002 crop year, the Company recorded its initial estimate of loss for MPCI and related products in the third quarter of 2002. Accordingly, any changes in such estimates will typically occur during the following three quarters, after the claim adjustment process is substantially complete.

The underwriting earnings or loss for the MPCI business is generally comprised of the FCIC profit share net of the amounts ceded to private reinsurers, expenses in excess of MPCI reimbursements from the FCIC, and amortization expense for non-competition agreements. Additionally, MPCI underwriting results include any adjustments to prior year MPCI results.

MPCI Gross Premiums decreased from $698 million in 2001 to $580 million in 2002. The MPCI premium volume decrease was primarily due to planned reductions in certain territories, decline related to the merging of the Company’s book of business with the business acquired from IGF, generally lower base prices for several crops, and a change in the distribution of business from CRC to Revenue Assurance—Harvest Price Option (“RA”). While the Company had historically written a minimal amount of RA business, the Company experienced a substantial increase in RA business due to certain RA policies that provide the same coverage as CRC at a lower premium.

Many parts of the country experienced drought and abnormal growing conditions that significantly impacted the amount of losses under 2002 MPCI policies issued by the Company. The Company experienced significant loss activity related to the crops of corn, soybeans and wheat in the states of Nebraska, Kansas, Colorado, North Dakota, South Dakota, Ohio and Missouri. These MPCI losses impact the Company’s share of profit it receives from or loss it pays to the Federal Crop Insurance Corporation (“FCIC”) under the profit sharing formula established by law and administered by the Risk Management Agency. Because of the extraordinary reported and expected volume and severity of crop insurance claims in 2002, the Company recorded a negative 1.5% profit share on a retained pool of approximately $418.2 million, or $6.3 million, and recognized MPCI reinsurance costs and underwriting expenses of approximately $79.6 million. Therefore the Company recorded a loss from crop insurance underwriting and operation for the year ended December 31, 2002 of approximately $87.3 million. The negative 1.5% profit share in 2002 compares to an adjusted 2001 crop year profit share of 16.2% on a retained pool of approximately $498.4 million, or approximately $80.9 million.

The Company ceded approximately $65 million of its 2002 crop year MPCI Retained Premiums under quota share agreements to private reinsurers participating in its overall crop reinsurance programs. The net exposure was further reduced by excess of loss reinsurance purchased from private carriers with a total cost of approximately $10.7 million for the 2002 crop year. Under the MPCI program, the Company retains the first 4.5% of loss under the MPCI profit share calculation with excess of loss reinsurance providing protection above that percentage. From 4.5% to 35% of loss under the MPCI profit share calculation, the Company retains 10% of the exposure. Above 35%, the Company participates at varying levels.

For the year ended December 31, 2002, the amount of direct and allocated expenses in excess of MPCI reimbursements from the FCIC totaled approximately $61.5 million and non-competition expense totaled approximately $2.5 million. Additionally, the Company expensed its current and future obligations under a multi-year reinsurance agreement totaling $27.5 million as no future benefit will inur to the Company. During 2002, the Company determined that the intangible asset related to non-competition agreements, approximately $5.7 million, and the goodwill carried on the books of the Company at approximately $30.0 million were impaired and were written down to zero.

During the year ended December 31, 2002 the estimated profit share for the 2001 crop year was reestimated at $80.9 million on a MPCI retained pool of $498.4 million, or 16.2% as compared to an estimated profit share recorded at December 31, 2001 of $86.2 million on a MPCI retained pool of $499.4 million, or 17.3%. Of the change in estimate, the first quarter 2002 results included $5.4 million of the decrease in estimated profit share which was partially offset by a related reduction in private MPCI reinsurance costs totaling approximately $1.9 million. The primary factor impacting the estimated MPCI profit share was excessive rain in cotton producing areas in the Southeastern United States, which delayed processing of the 2001 cotton harvest into 2002 and damaged the cotton before it could be processed, combined with lower commodity prices for cotton.

During the year ended December 31, 2002, the Company’s ability to generate sufficient taxable income in future periods was significantly impacted by results in its Agricultural Segment. Management concluded it is unlikely that the deferred tax asset would be realized and recorded a valuation allowance of $73.1 million related to discontinued operations as of December 31, 2002.

On November 18, 2002 the Company announced that it signed a Non-Binding Letter of Intent setting forth the preliminary terms for the Company’s potential sale of certain crop insurance assets to Rain and Hail L.L.C. and ACE American Insurance Company (collectively “Rain and Hail”). On November 25, 2002 Rain and Hail announced “termination of further negotiations under the previously announced Non-Binding Letter of Intent because RMA (USDA Risk Management Agency) would not allow the transaction as set forth in the terms of the Non-Binding Letter of Intent.”

Subsequent to the RMA and Rain and Hail actions, the operations of the Agricultural Segment were discontinued and AGIC was placed in rehabilitation by the District Court of Lancaster County, Nebraska. In rehabilitation, AGIC and its subsidiaries ceased to be under the control of the Company and are not included as consolidated subsidiaries of the Company at December 31, 2002. As the Company’s equity interest in AGIC and its subsidiaries are negative, the Company has reflected its investment in AGIC and its subsidiaries at fair market value of zero as the Company is no longer responsible for AGIC’s net liabilities. The adjustment to equity and investment interest in subsidiaries is comprised of the negative equity investment in AGIC and subsidiaries which was adjusted to a fair market value of zero as the Company is no longer responsible for AGIC’s net liabilities net of the establishment of a one hundred percent allowance for the $20 million surplus note receivable AIC has from AGIC. AIC does have exposure under reinsurance agreements with AGIC (See “Business—Reinsurance” and “Business—Uncertainties”). The Company does not expect to be impacted by the discontinued operations of the Agricultural Segment in the future.

Additionally, the Company’s impairment of property and equipment represents the write-off of crop related property and equipment assets net of expected proceeds. These items were assets of AIC but are not being utilized by any operations of the companies in the consolidated group.

During 2001 the Company recorded an estimated profit share of $86.2 million on its MPCI retained pool of approximately $499.4 million, or 17.3%. The Company ceded approximately $78 million of its 2001 crop year MPCI Retained Premiums under quota share agreements to private reinsurers participating in its overall crop reinsurance programs. Based upon the estimated profit share recorded in 2001, this reduced MPCI underwriting earnings by approximately $12.7 million and was recorded as additional underwriting expenses. The net exposure was further reduced by excess of loss reinsurance purchased from private carriers with a total cost of approximately $22.4 million for the 2001 crop year.

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

During the past few years, the Company discontinued or sold all remaining Property and Casualty Segment business. In March 2001, the Company sold a significant portion of its property and casualty business to Insurance Corporation of Hannover and in May 2001, the Company sold several of the remaining lines of business to McM Corporation and to American Reliable Insurance Company (See “Sale of Subsidiaries and Property and Casualty Segment Business and Related Guarantees”). Accordingly, the net premiums earned in the Property and Casualty Segment decreased from approximately $31.1 million for the year ended December 31, 2001 to $8.3 million for the year ended December 31, 2002.

The Company’s Property and Casualty Segment had an underwriting loss of approximately $26.1 million for the year ended December 31, 2002 compared to an underwriting loss of approximately $34.0 million for 2001. The results for the year ended December 31, 2002 included a reserve strengthening of approximately $21.1 million. The reserve development for the year ended December 31, 2002 was comprised of approximately $20.3 million of adverse reserve development attributable to the general liability and commercial multi-peril lines of business.

The Company’s Property and Casualty Segment results for the year ended December 31, 2001 included a reserve strengthening of approximately $14.8 million. The reserve strengthening was concentrated primarily in the general liability lines of business for accident years 1999 and prior. The Company recorded other adjustments in the Property and Casualty Segment that contributed to the underwriting loss in 2001. These included severance costs of approximately $1.3 million associated with the run-off of the Property and Casualty Segment business. Additionally, ceded reinsurance premium for certain property insurance lines were below minimum levels established in reinsurance contracts, requiring the Company to recognize a contractually established minimum premium resulting in additional reinsurance costs of approximately $1.4 million.

While the Company has discontinued its Property and Casualty Segment business, its operating results may continue to be significantly impacted by the Property and Casualty Segment. Significant factors that may impact future results include the adequacy of the Company’s estimate of loss and loss adjustment expense reserves, the recoverability of the Company’s reinsurance recoverables and the recoverability of certain reinsurance recoverables of previously owned subsidiaries for which the Company is contingently liable, and the ability to meet the cash flow needs of AIC. See “Business—Loss and Loss Adjustment Expense Reserves”, “Business—Reinsurance”, “Sale of Subsidiaries and Property and Casualty Segment Business and Related Guarantees” and “Liquidity and Capital Resources.”

The Company’s net investment income related to discontinued operations declined from approximately $14.7 million for the year ended December 31, 2001 to approximately $6.8 million for the year ended December 31, 2002. This decrease in investment income was primarily a result of lower interest yields due to the lower interest rate environment coupled with a decline in the size of the investment portfolio. The Company’s net realized capital gains were approximately $2.8 million for the year ended December 31, 2001 as compared to net realized capital losses of approximately $1.5 million for the year ended December 31, 2002. During the year ended December 31, 2002, net realized losses were impacted by approximately $1.5 million of other than temporary impairments of common stock securities.

Year ended December 31, 2001

Compared to Year Ended December 31, 2000

The Company’s net loss decreased from $28.8 million for the year ended December 31, 2000 to a net loss of $9.1 million for the year ended December 31, 2001. This reduction primarily related to a decrease in loss from discontinued operations, net of tax, from $23.6 million at December 31, 2000 to $4.4 million at December 31, 2001. The reduction in loss from discontinued operations was primarily a result of improved Agricultural Segment underwriting earnings. Partially offsetting this improvement was a decrease in investment income and increased underwriting losses in the Property and Casualty Segment from 2000 to 2001.

The underwriting earnings from the Company’s Agricultural Segment improved from a $22.6 million loss in 2000 to $10.1 million in earnings in 2001. Within the Agricultural Segment, MPCI underwriting results improved from a $7.0 million loss for the year ended December 31, 2000 to earnings of $11.0 million for the year ended December 31, 2001. The underwriting loss related to crop hail, other named peril and supplemental coverages decreased from $15.5 million in 2000 to $900,000 in 2001.

The underwriting earnings for the MPCI business is generally comprised of the FCIC profit share net of the amounts ceded to private reinsurers, expenses in excess of MPCI reimbursements from the FCIC, and amortization expense for non-competition agreements and goodwill. Additionally, MPCI underwriting earnings include any adjustments to prior year MPCI results.

MPCI Gross Premiums increased from $375 million in 2000 to $698 million in 2001. The MPCI premium volume increase in 2001 was primarily a result of the Company’s acquisition on June 6, 2001 of the crop insurance business from Symons International Group, Inc. and affiliates including IGF Insurance Company (collectively referred to as “IGF”) which accounted for $269 million of 2001 MPCI Gross Premiums. During 2001 the Company recorded an estimated profit share of $86.2 million on its MPCI retained pool of approximately $499.4 million, or 17.3%, while in 2000 the Company recorded an estimated profit share of $40.0 million on its MPCI retained pool of approximately $232.0 million, or 17.2%. During 2001, the profit share relating to the 2000 crop year was reestimated at $35.2 million, or 15.2% of the MPCI retained pool.

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

Gross and net earned premiums for the Company’s crop hail, other named peril and supplemental coverages (“non-MPCI”) increased from $59.1 million and $14.9 million, respectively, during the year ended December 31, 2000 to $82.6 million and  $21.6 million, respectively, during the year ended December 31, 2001. Approximately $36.9 million and $3.8 million of the gross and net earned premiums, respectively, for 2001 relate to the crop business acquired in the IGF transaction. The crop hail quota share cessions for 2001 included a 100% quota share with an affiliate of IGF for the crop hail business acquired from IGF, specifically for all policies effective prior to June 6, 2001. The 2001 crop year results on the Company’s non-MPCI business improved from 2000 primarily as a result of the improved loss ratio. For the years ended December 31, 2001 and 2000 the Company’s crop year net loss ratios for non-MPCI were approximately 79.7% and 111.5%, respectively.

Additionally, the Company’s Agricultural Segment results for the year ended December 31, 2000 included a $4.0 million charge related to the settlement of the class action suit by rice producers and $6.7 million in underwriting charges related to loss development resulting from higher than expected payments on the settlement of 1999 CRCPlus losses. The 2000 results for the Agricultural Segment also included approximately $9.5 million in underwriting earnings primarily related to an increase in the 1999 MPCI  profit share.

During the past three years, the Company discontinued or sold all remaining Property and Casualty Segment business. In  March 2001, the Company sold a significant portion of its property and casualty business to Insurance Corporation of Hannover and in May 2001, the Company sold several of the remaining lines of business to McM Corporation and to American Reliable Insurance Company (See “Sale of Subsidiaries and Property and Casualty Segment Business and Related Guarantees”. Accordingly, the net premiums earned in the Property and Casualty Segment decreased from approximately $133.0 million for the year ended December 31, 2000 to $31.1 million for the year ended December 31, 2001.

The Company’s Property and Casualty Segment results for the year ended December 31, 2001 included a reserve strengthening of approximately $14.8 million. The reserve strengthening was concentrated primarily in the general liability lines of business for accident years 1999 and prior. The Company recorded other adjustments in the Property and Casualty Segment that contributed to the underwriting loss in 2001. These included severance costs of approximately $1.3 million associated with the run-off of the Property and Casualty Segment business. Additionally, ceded reinsurance premium for certain property insurance lines were below minimum levels established in reinsurance contracts, requiring the Company to recognize a contractually established minimum premium resulting in additional reinsurance costs of approximately $1.4 million.

The Company’s net investment income included in discontinued operations declined from approximately $22.3 million for the year ended December 31, 2000 to approximately $14.7 million for the year ended December 31, 2001. This decrease in investment income was primarily a result of a significantly lower interest rate environment during 2001 coupled with a decline in the size of the investment portfolio.

Liquidity and Capital Resources

The Company has included a discussion of the liquidity and capital resources requirement of the Company and the Company’s insurance subsidiaries.

The Company—Parent Only

As an insurance holding company, the AICI’s assets consist primarily of the equity interest in AIC, a surplus note issued by AIC and investments held at the holding company level. The Company’s liquidity needs are primarily to service debt and pay operating expenses.

At December 31, 2002 the Company has $3.1 million in cash and short-term investments. The Company also holds a surplus note for $20 million issued by AIC, bearing interest at the rate of 9% per annum payable quarterly. The Company does not expect to have access to any surplus note interest payments or dividend payments from AIC, as these payments would require Nebraska Department of Insurance (“NEDOI”) approval as AIC is currently under the supervision of the NEDOI.

During the first quarter of 2003, the Company sold its office building in Council Bluffs, Iowa. The net proceeds included $100,000 cash and a note receivable totaling approximately $1.4 million.

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

Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and can be called at par value after September 30, 2002, all as described in the Junior Debenture Indenture. At December 31, 2002 and 2001, the Company had Preferred Securities of  $94.875 million outstanding at a weighted average interest cost of 9.2%.

Cash payments for interest related to the Junior Subordinated Debentures were approximately $6.4 million, $8.5 million and  $8.5 million during the years ended December 31, 2002, 2001 and 2000. Effective November 18, 2002, the Company elected to defer payment of interest on its Junior Subordinated Debentures, as permitted by the trust agreement and indenture, beginning with the interest payment date on December 31, 2002 until not later than September 30, 2007. The interest payments on the Preferred Securities will be deferred for a corresponding period.

There is significant uncertainty as to whether the Company will be able to meet its cash flow needs. As noted above, the Company has deferred interest payments on its Trust Preferred Securities and additionally, the Company has disputed or denied payment of certain other liabilities and commitments. While based upon current expectations AICI would likely have the ability to meet its cash flow needs through December 31, 2003, there can be no assurances considering the significant uncertainties that exist.

Acceptance Insurance Company

The Company’s only consolidated insurance subsidiary at December 31, 2002 is AIC. The principal liquidity needs of AIC are to fund losses and loss adjustment expense payments and operating expenses related to the run-off of its operations. The available sources to fund these requirements are cash flows from the Company’s investment activities, of which at December 31, 2002 approximately 83% and 33% of AIC’s fixed maturity securities and short-term investments, respectively, are pledged to states and to acquirers of former Company affiliates.

The Company’s investment portfolio is primarily comprised of fixed maturities and short-term investments. At December 31, 2002, approximately $92 million of fixed maturity securities and short-term investments were placed in a trust and pledged in order to secure the Company’s obligations under reinsurance agreements. The agreements provide for the release of the pledged securities as the obligations under the reinsurance agreements decrease. However, if the Company is unsuccessful in obtaining the release of pledged securities, the Company’s liquidity would suffer a significant negative impact. See “Sale of Subsidiaries and Property and Casualty Segment Business and Related Guarantees” for additional information.

Additionally, as required by insurance regulatory laws, certain fixed maturity securities with an estimated fair value of approximately $7.6 million at December 31, 2002 were deposited in trust with regulatory agencies.

There is significant uncertainty as to whether AIC will be able to meet its future cash flow needs. As noted above, a major portion of AIC’s investments are pledged and AIC’s ability to meet its cash flow needs will be highly dependent upon AIC’s ability to get significant amounts of pledged funds released. Additionally, AIC’s cash flows are significantly impacted by any changes in the expected payout of insurance losses and loss adjustment expenses (See “Business—Loss and Loss Adjustment Expense Reserves”) . AIC’s ability to meet its cash flow needs is also dependent upon the timely recovery of reinsurance balances, including the favorable resolution of balances currently in dispute (See “Business—Reinsurance”). While based upon current expectations AIC would likely have the ability to meet its cash flow needs through December 31, 2003, there can be no assurances considering the significant uncertainties that exist.

Changes in Financial Condition

The Company’s stockholders’ equity decreased by approximately $209.1 million from December 31, 2001 to December 31, 2002. The principal component of this decrease was a net loss of $209.7 million for the year ended December 31, 2002.

Consolidated Cash Flows

Cash used by operating activities was $32.3 million during the year ended December 31, 2002 compared to positive cash flows from operating activities of $13.9 million for the year ended December 31, 2001. The Company expects negative cash flows from operating activities as the Company runs off its operations. See “The Parent—Company Only” and “Acceptance Insurance Company” regarding uncertainties of the Company to meet its ongoing cash flow needs.

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

At December 31, 2002 and 2001 the Company had $114.7 million and $91.0 million,

respectively, of fixed maturity investments that were subject to market risk. At December 31, 2002 and 2001 the Company had  $7.3 million and $5.1 million, respectively, of marketable equity securities that were subject to market risk. The Company’s investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

The Company uses two models to analyze the sensitivity of its market risk assets. For its fixed maturity securities, the Company uses duration modeling to calculate changes in fair value. For its marketable equity securities, the Company uses a hypothetical 20% decrease in the fair value of these securities. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because fair values of securities may be affected by credit concerns of the issuer, prepayment speeds, liquidity of the security and other general market conditions. The sensitivity analysis duration model used by the Company produces a loss in fair value of $1.6 million and $1.0 million on its fixed maturity securities as of December 31, 2002 and 2001, respectively, based on a 100 basis point increase in interest rates. The hypothetical 20% decrease in fair value of the Company’s marketable equity securities produces a loss in fair value of $1.5 million and $1.0 million as of December 31, 2002 and 2001, respectively.

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

The acquisition was accounted for by the purchase method of accounting and, accordingly, the statements of operations include the acquired crop results beginning June 6, 2001. The assets acquired and recognition of liabilities directly related to the acquisition of $34.2 million and $6.8 million, respectively, were recorded at estimated fair values as determined by the Company’s management. The Company’s purchase price allocation included $18.3 million of goodwill and $10.1 million of intangible assets. The assets acquired and recognition of liabilities directly related to the acquisition and the allocation of the purchase price was revised in the second quarter of 2002 based upon final determination of fair values. During 2002, it was determined that the intangible asset related to non-competition agreements and the goodwill carried on the books of the Company are impaired. Accordingly, the Company wrote down these assets to zero.

Sale of Subsidiaries and Property and Casualty Segment Business and Related Guarantees

The Company sold its wholly owned insurance subsidiary, Redland Insurance Company

(“Redland”), to Clarendon National Insurance Company (“Clarendon”) effective as of July 1, 2000. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries, to a wholly owned subsidiary of AICI. The transaction included the appointment of other Company subsidiaries as a producer and administrator for the business the Company wrote through Clarendon and Redland. The Company also reinsures certain portions of the business written by Clarendon and Redland. At December 31, 2002, approximately $76.7 million of fixed maturities available-for-sale and $3.6 million of short-term investments were placed in a trust and pledged to Clarendon to secure the Company’s obligations under reinsurance agreements. Under these reinsurance agreements, the Company assumes business from Clarendon and Redland after cessions to outside reinsurers (“Clarendon Reinsurers”). The Company is contingently liable for any uncollectible amounts due from Clarendon Reinsurers related to this business. At December 31, 2002, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers, which are not included on the balance sheet of the Company, totaled approximately  $118 million (See “Business—Reinsurance”).

The amounts pledged to Clarendon were used to secure the issuance of a $20.6 million Redland letter of credit to the California Department of Insurance related to bond requirements resulting from the Company’s workers’ compensation business written on Redland paper (“Bond Requirements”).

In March 2003, the Company and Clarendon agreed to a Master Collateral Agreement (“MCA”) which supercedes previous agreements with respect to the minimum pledged assets to be included in the trust, the methodology for releasing these pledged assets from the trust and use of the trust account for collateral for the issuance of letters of credit to the California Department of Insurance. Subsequent to the signing of the MCA, approximately $20 million of pledged assets were released from the trust account. Additionally, the Company has agreed to take whatever action may be reasonably necessary to permit Clarendon, in accordance with the MCA, to increase the Redland letter of credit amount by approximately $29 million.

In general, the minimum amount to be included in the trust account is based upon the greater of 1) certain percentages of loss and loss adjustment expense reserves assumed by the Company from Clarendon and Redland and reinsurance recoverables from Clarendon Reinsurers for which the Company is contingently liable or 2) 70% of the Bond Requirements.

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

As of July 1, 2001, the Company sold two wholly owned insurance companies to McM Corporation, a Raleigh, North Carolina based insurance holding company (“McM”). The two companies, Acceptance Indemnity Insurance Company (“AIIC”) and Acceptance Casualty Insurance Company (“ACIC”), underwrote primarily Property and Casualty Segment insurance. The sale was a cash transaction of approximately $20.6 million that resulted in a realized gain in the third quarter of 2001 of approximately $375,000. The Company also reinsures certain portions of the business written by AIIC and ACIC. As of

December 31, 2002 approximately $11.5 million of fixed maturities available-for-sale and $130,000 of short-term investments were placed in a trust and pledged to McM to secure the Company’s net obligations under the reinsurance agreements. Under these reinsurance agreements, the Company assumes business from AIIC and ACIC after cessions to outside reinsurers (“AIIC Reinsurers”). The Company is contingently liable for any uncollectible amounts due from AIIC Reinsurers related to this business. At December 31, 2002, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers, which are not included on the balance sheet of the Company, totaled approximately $40 million (See “Business—Reinsurance”).

In addition, effective May 1, 2001, McM purchased a selected portfolio of the Company’s Property and Casualty Segment insurance programs. Also effective May 1, 2001, the Company sold its Farm and Ranch and Flood insurance programs to American Reliable Insurance Company. The terms of these agreements included the sale of these selected lines of business, a reinsurance treaty whereby the unearned premium and any additional premiums for these selected lines would be reinsured by the buyers, and the transfer of certain employees to the buyers.

As of May 1, 2001 the Company engaged Berkley Risk Administrators Company (“BRAC”) to manage the adjustment and completion of all remaining Property and Casualty Segment claims. BRAC has employed certain persons previously employed by  the Company.

As a result of the Company’s strategy to exit its Property and Casualty Segment business and based upon estimated future discounted cash flows, the Company concluded that the excess of cost over acquired net assets was partially impaired by approximately $9.9 million. As such, the Company recorded a $9.9 million charge for the write-off of excess of cost over acquired net assets in the fourth quarter of 2000.

Legal Proceedings

Information relating to this item is set forth under Item 3. Legal Proceedings.

Recent Statement of Financial Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), Business Combinations, and Statement No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and specifies the criteria for recognition of intangible assets separately from goodwill.

SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with a determinable useful life will continue to be amortized over that period. The adoption of SFAS No. 142 had no impact on the Company’s financial statements at January 1, 2002. With the adoption of SFAS No. 142 on January 1, 2002 goodwill is no longer amortized and in accordance with SFAS No. 142 the goodwill is tested for impairment annually and between annual tests if an event occurs that would more likely than not reduce the fair value of the reporting unit. During the second quarter, the Company completed the transitional goodwill impairment test required by SFAS No. 142 and determined that there was no goodwill impairment. As a result of the significant operating losses and the discontinuance of the Agricultural Segment, the Company reevaluated the recoverability of the goodwill and intangible assets during the third and fourth quarters of 2002. Based upon the results of such reviews, it was determined that the intangible asset related to non-competition agreements, approximately $5.7 million, and the goodwill carried on the books of the Company at approximately $30.0 million were impaired and were written down to zero.

A reconciliation of the Company’s net loss and loss per share for the years ended December 31, 2002, 2001 and 2000 to amounts adjusted for the exclusion of goodwill amortization is as follows:

	Years Ended December 31,
	2002	2001	2000
Net loss as reported	$(209,718)	$(9,069)	$(28,849)
Goodwill amortization	—	1,136	944

Net loss as adjusted	$(209,718)	$(7,933)	$(27,905)

Loss per share as reported	$(14.65)	$(0.63)	$(2.02)
Goodwill amortization	—	0.08	0.07

Loss per share as adjusted	$(14.65)	$(0.55)	$(1.95)

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 resulted in the impairment of certain long lived assets and the recording of insurance operations as discontinued operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has elected to adopt SFAS No. 146 during 2002. As noted above, the Company has exited its Agricultural Segment and Property and Casualty Segment operations during 2002. In the Property and Casualty Segment, the Company expects to incur approximately $1.1 million of termination benefits, of which approximately $131,000 have been expensed in discontinued operations—underwriting expenses during 2002.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods ending after December 15, 2002.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of certain entities (“variable interest entity”) when control exists through other than voting interests. FIN 46 requires that a variable interest entity be consolidated by the holder of the majority of the risks and rewards associated with the activities of the variable interest entity. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, FIN 46 is effective for the first interim period beginning after June 15, 2003, and may be applied retroactively or prospectively. The Company does not anticipate any impact from the adoption of FIN 46.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Information relating to this item is set forth under the caption “Quantitative and Qualitative Disclosure About Market Risk” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. Such information is incorporated herein.

Item 8. Financial Statements and Supplementary Data

See Item 15 hereof and the Consolidated Financial Statements attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with the Registrant’s independent accountants of the nature calling for disclosure under  Item 9.

PART III.

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 with respect to the Registrant’s executive officers and directors will be set forth in the Company’s 2003 Proxy Statement which will be filed within 120 days of the Company’s year end and is incorporated herein  by reference.

Item 11. Executive Compensation

The information required by Item 11 will be set forth in the Company’s 2003 Proxy Statement which will be filed within 120 days of the Company’s year end and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans as of December 31, 2002, are as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,369,625 shares	$7.88	30,000 shares

Equity Compensation Plans Not Approved by Security Holders	None	None	None

The other information required by Item 12 will be set forth in the Company’s 2003 Proxy Statement which will be filed within 120 days of the Company’s year end and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 will be set forth in the Company’s 2003 Proxy Statement which will be filed within 120 days of the Company’s year end and is incorporated herein by reference.

Item 14. Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-K, the Company’s President and Chief Executive Officer (the “CEO”) and the Interim Chief Financial Officer and Treasurer (the “CFO”) have concluded the Company’s disclosure controls and procedures are effective. During 2002 the Company downsized its internal audit department. In 2003 the Company eliminated its internal audit department with the expectation to replace its functions with a management compliance committee. There have been no significant changes in the Company’s internal controls or in other factors, including the elimination of the internal audit department, that could significantly affect these controls subsequent to the date of the evaluation.

Limitations on the Effectiveness of Controls

Company management, including the CEO and CFO, does not expect that the Company’s disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of this Report:

1. Financial Statements. The Company’s audited Consolidated Financial Statements for the years ended December 31, 2002 and 2001 consisting of the following:

Independent Auditors’ Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

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

(b) The following Current Reports on Form 8-K have been filed during the last fiscal quarter of the period covered by  this Report:

Item	Financial Statements Filed	Date of Report
Item 5. Other Events	No	December 24, 2002
Item 5. Other Events	No	December 20, 2002
Item 5. Other Events	No	November 25, 2002
Item 5. Other Events	No	November 19, 2002
Item 5. Other Events	No	November 18, 2002
Item 5. Other Events	No	November 18, 2002
Item 5. Other Events	No	November 14, 2002
Item 5. Other Events	No	October 24, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

of Acceptance Insurance Companies Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Acceptance Insurance Companies Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements as of and for the year ended December 31, 2002 present fairly, in all material respects, the financial position of Acceptance Insurance Companies Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of and for the year ended December 31, 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Nebraska Department of Insurance imposes risk-based capital requirements on insurance entities, including the Company. At December 31, 2002, the Company’s total adjusted capital is at the mandatory action level based on the risk-based capital calculation required by the Nebraska Department of Insurance. Failure to meet the capital requirements has exposed the Company to regulatory sanctions that include restrictions on operations and growth, and placing the Company under an order of regulatory control. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on many factors, one of which is regulatory action. Management’s plans in regard to these matters are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company changed it method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002.

/s/    Deloitte & Touche LLP

March 31, 2003

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share data)

DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS

Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $4,381)	$—	$4,476
Short-term and other investments, at cost, which approximates market	3,081	7,202
Real estate	14	14
Restricted short-term investments, at cost, which approximates market (Note 1)	—	27,860

	3,095	39,552
Cash	22	77
Receivables, net (Note 3)	—	253
Property and equipment, net of accumulated depreciation of $1,526 and $1,249	1,089	1,362
Other assets	3,359	4,591
Deferred income tax (Note 4)	—	33,711

	7,565	79,546

Discontinued operations:
Investments:
Fixed maturities available-for-sale, at fair value (Note 13)	114,699	86,500
Marketable equity securities available-for-sale, at fair value (Note 13)	7,339	5,126
Real estate	3,026	3,041
Short-term investments, at cost which approximates market	11,323	78,146

	136,387	172,813
Cash	5,622	11,382
Receivables, net (Note 14)	81,537	182,000
Reinsurance recoverable on unpaid losses and loss adjustment expenses	169,257	428,848
Prepaid reinsurance premiums	166	22,481
Property and equipment, net of accumulated depreciation	3,003	15,313
Excess of cost over acquired net assets	—	31,310
Other assets	55	16,139

Discontinued operations	396,027	880,286

	$403,592	$959,832

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$3,166	$952
Company-obligated mandatorily redeemable Preferred Securities of AICI Capital Trust, holding solely Junior Subordinated Debentures of the Company (Notes 2 and 5)	94,875	94,875

	98,041	95,827

Discontinued operations:
Losses and loss adjustment expenses (Note 15)	295,121	597,392
Unearned premiums	232	23,740
Amounts payable to reinsurers	205	22,393
Accounts payable and accrued liabilities	63,857	62,576

Discontinued operations	359,415	706,101

Total liabilities	457,456	801,928

Common stock subject to redemption (Note 6)	—	2,629

Commitments and contingencies (Notes 10 and 19)

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.40 par value, 40,000,000 shares authorized; 15,685,473 and 15,663,503 shares issued	6,274	6,265
Capital in excess of par value	199,660	199,600
Accumulated other comprehensive income (loss), net of tax	705	(1,009)
Accumulated deficit	(230,305)	(20,676)
Common stock subject to redemption (Note 6)	—	(2,629)
Treasury stock, at cost, 1,463,591 and 1,209,520 shares	(29,969)	(26,047)
Contingent stock, 20,396 shares	(229)	(229)

Total stockholders’ equity	(53,864)	155,275

	$403,592	$959,832

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
Revenues:
Net investment income	$587	$1,940	$2,386
Net realized capital gains	—	545	—

	587	2,485	2,386

Costs and expenses:
General and administrative expenses	1,433	1,061	1,919

Operating income (loss)	(846)	1,424	467

Interest expense	(8,688)	(8,682)	(8,677)

Loss before income taxes and discontinued operations	(9,534)	(7,258)	(8,210)

Income tax expense (benefit) (Note 4):
Current	(434)	—	(3,026)
Deferred	(2,903)	(2,540)	93
Change in valuation allowance	9,330	—	—

	5,993	(2,540)	(2,933)

Loss from continuing operations	(15,527)	(4,718)	(5,277)
Loss from discontinued operations, net of tax	(194,191)	(4,351)	(23,572)

Net loss	$(209,718)	$(9,069)	$(28,849)

Loss per share (Note 8):
Basic and diluted
Loss from continuing operations	$(1.08)	$(0.33)	$(0.37)
Loss from discontinued operations	(13.56)	(0.30)	(1.65)
Net loss	(14.65)	(0.63)	(2.02)

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income/(Loss), Net of Tax	Retained Earnings (Accumulated Deficit)	Common Stock Subject to Redemption	Treasury Stock	Contingent Stock	Total Stockholders’ Equity
Balance at January 1, 2000	15,494	$6,198	$198,932	$(12,568)	$17,212	$(2,540)	$(26,047)	$(229)	$180,958
Net loss	—	—	—	—	(28,849)	—	—	—	(28,849)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes of $(4,417) (Note 9)	—	—	—	8,203	—	—	—	—	8,203

Total comprehensive income									(20,646)

Issuance of common stock under employee benefit plans	54	21	180	—	—	—	—	—	201
Common stock subject to redemption	—	—	—	—	16	(48)	—	—	(32)

Balance at December 31, 2000	15,548	6,219	199,112	(4,365)	(11,621)	(2,588)	(26,047)	(229)	160,481
Net loss	—	—	—	—	(9,069)	—	—	—	(9,069)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes of $(1,807) (Note 9)	—	—	—	3,356	—	—	—	—	3,356

Total comprehensive income									(5,713)

Issuance of common stock under employee benefit plans	116	46	488	—	—	—	—	—	534
Common stock subject to redemption	—	—	—	—	14	(41)	—	—	(27)

Balance at December 31, 2001	15,664	6,265	199,600	(1,009)	(20,676)	(2,629)	(26,047)	(229)	155,275

Net loss	—	—	—	—	(209,718)	—	—	—	(209,718)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes of $(543) (Note 9)	—	—	—	1,714	—	—	—	—	1,714

Total comprehensive income									(208,004)

Issuance of common stock under employee benefit plans	21	9	60	—	—	—	—	—	69
Common stock subject to redemption	—	—	—	—	89	2,629	(3,922)	—	(1,204)

Balance at December 31, 2002	15,685	$6,274	$199,660	$705	$(230,305)	$—	$(29,969)	$(229)	$(53,864)

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
Cash flows from operating activities:
Net loss	$(209,718)	$(9,069)	$(28,849)
Adjustments to reconcile net loss to net cash from operating activities:
Deferred tax expense (benefit)	6,427	(2,540)	93
Realized capital gains	—	(545)	—
Discontinued operations	166,989	26,859	30,400
Net changes in assets and liabilities:
Receivables	253	401	1,295
Income tax receivable	—	—	1,927
Accounts payable and accrued liabilities	2,214	(468)	604
Other, net	1,505	(729)	726

Net cash from operating activities	(32,330)	13,909	6,196

Cash flows from investing activities:
Proceeds from sales of investments available-for-sale	—	8,162	—
Proceeds from maturities of investments available-for-sale	4,388	—	—
Proceeds from sale of subsidiaries, net of cash sold	—	10,188	—
Purchases of investments available-for-sale	—	(8,516)	—
Purchases of short-term investments	—	—	(3,960)
Change in restricted short-term investments	27,860	5,190	(1,700)
Cash paid in acquisition	—	(27,400)	—

Net cash from investing activities	32,248	(12,376)	(5,660)

Cash flows from financing activities:
Redemption of common stock	(4,163)	—	—
Proceeds from issuance of common stock	69	534	201

Net cash from financing activities	(4,094)	534	201

Net increase (decrease) in cash and short-term investments	(4,176)	2,067	737

Cash and short-term investments at beginning of year	7,279	5,212	4,475

Cash and short-term investments at end of year	$3,103	$7,279	$5,212

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(Columnar Amounts in Thousands Except Per Share Data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations—Acceptance Insurance Companies Inc. and subsidiaries (the “Company”) historically has been an agricultural risk management company providing comprehensive insurance products (“Agricultural Segment”) and a provider of property and casualty insurance (“Property and Casualty Segment”). Due to the financial condition of the Company and regulatory restrictions placed on the Company in the fourth quarter of 2002, the Company neither intends nor has the ability to continue its operations in the Agricultural Segment or the Property and Casualty Segment. As such, all operations in these segments have been presented as discontinued operations. Assets and liabilities have been reflected separately as discontinued operations on the consolidated balance sheets.

The Company’s results may be influenced by factors which are largely beyond the Company’s control. Important among such factors are changes in state and federal regulations, changes in the reinsurance market, including the ability and willingness of reinsurers to pay claims, changes in tax laws, financial market performance, changes in federal policies or court decisions affecting coverages, changes in the rate of inflation, interest rates and general economic conditions.

Principles of Consolidation—The Company’s consolidated financial statements include the accounts of its majority-owned subsidiaries. All significant intercompany transactions have been eliminated. American Growers Insurance Company (“AGIC”), the Company’s subsidiary previously conducting insurance operations within the Agricultural Segment, was placed into rehabilitation by the District Court of Lancaster County, Nebraska on December 20, 2002. Effective as of December 20, 2002, AGIC and its subsidiaries ceased to be under the control of the Company and are not included as consolidated subsidiaries of the Company after that date. As the Company’s equity interest in AGIC and its subsidiaries is negative, the Company has reflected its investment in AGIC and its subsidiaries at fair market value of zero as the Company is no longer responsible for AGIC’s net liabilities.

Going Concern—The Company’s only consolidated insurance subsidiary at December 31, 2002, Acceptance Insurance Company (“AIC”), is regulated by the Nebraska Department of Insurance (“NEDOI”). As discussed in Note 17, AIC is currently under supervision by the NEDOI. AIC reported total statutory policyholders’ deficit of approximately $75.0 million at December 31, 2002. The Company’s statutory equity was significantly impacted by the non-admission of pledged investments totaling approximately $89.9 million, under statutory accounting principles. The NEDOI Director (“Director”) currently has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC. The Company believes increased regulatory control of AIC would have a significant negative impact on the Company.

Additionally, there is significant uncertainty as to whether AIC will be able to meet its future cash flow needs. A major portion of AIC’s investments are pledged (See Note 19) and AIC’s ability to meet its cash flow needs will be highly dependent upon AIC’s ability to get significant amounts of pledged funds released. Additionally, AIC’s cash flows are significantly impacted by any changes in the expected payout of insurance losses and loss adjustment expenses (See Note 15). AIC’s ability to meet its cash flow needs is also dependent upon the timely recovery of reinsurance balances, including the favorable resolution of balances currently in dispute (See Note 10). While based upon current expectations AIC would likely have the ability to meet its cash flow needs through December 31, 2003, there can be no assurances considering the significant uncertainties that exist.

There is also significant uncertainty as to whether Acceptance Insurance Companies Inc. (“AICI”) will be able to meet its cash flow needs. AICI has deferred interest payments on its Trust Preferred Securities, as permitted by the trust agreement and indenture (See Note 5), and has disputed or denied payments of certain other liabilities and commitments. While based upon current expectations AICI would likely have the ability to meet its cash flow needs through December 31, 2003, there can be no assurances considering the significant uncertainties that exist.

Insurance Accounting—The Company wrote multi-peril crop insurance (“MPCI”) and crop revenue coverage (“CRC”) pursuant to terms established by the Federal Risk Management Agency (“RMA”). As used herein, the term MPCI includes CRC. The Company issued and administered MPCI policies, for which it received administrative fees, and the Company participated in a profit sharing arrangement in which it received from the government a portion of the aggregate profit, or paid a portion of the aggregate loss, with respect to the business it wrote. The Company’s share of profit or loss from its MPCI business is determined after the crop season ends on the basis of a profit sharing formula established by law and the Risk Management Agency (“RMA”). Due to the nature of several of the CRC products whereby results are based on the market prices of various commodities in the fourth quarter, as well as yields, and the significance of CRC as a percentage of MPCI, the Company historically has recorded its initial estimate of profit or loss for MPCI and related products in the fourth quarter. Due to the significance of known and estimatible losses for the 2002 crop year, the Company recorded its initial estimate of loss for MPCI and related products in the third quarter of 2002. Any changes in estimates typically occur during the following two to three quarters, after the claim adjustment process is substantially complete. The Company receives its profit share in cash or it must pay its share of losses. For statement of operations purposes, gross premiums written consist of the aggregate amount of MPCI premiums paid by agricultural producers, and do not include any related federal premium subsidies. Additionally, any profit share earned by the Company, net of the cost of third party excess of loss reinsurance, is shown as net premiums written, which equals net premiums earned for MPCI business; whereas, any share of losses payable by the Company is charged to losses and loss adjustment expenses. MPCI premiums received during the year which correspond to next year’s crop season are deferred until the next year. Insurance underwriting expenses are presented net of administrative fees received from the RMA for reimbursement of costs incurred by the Company.

Unearned premiums represent the portion of Property and Casualty Segment premiums written which relates to the unexpired term of policies and are calculated generally using the pro rata method. The Company also records a liability for policy claims based on its review of individual claim cases and the estimated ultimate settlement amounts. This liability also includes estimates of claims incurred but not reported based on Company and industry paid and reported claim and settlement expense experience. Differences which arise between the ultimate liability for claims incurred and the liability established, which may be material are reflected in the statement of operations in the period such information becomes known.

Statements of Cash Flows—The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows. Restricted short-term investments are not considered a cash equivalent.

Restricted Short-Term Investments—The restricted short-term investments balance was comprised of investments deposited with a trustee for the Company’s issuance of an outstanding letter of credit relating to reinsurance coverage. During the fourth quarter of 2002, the reinsurer drew down the entire letter of credit for current and future reinsurance balances due in a net amount of $27.5 million.

Investments—Investments in fixed maturities include bonds and notes and investments in marketable equity securities include common and nonredemptive preferred stocks. All investments in fixed maturities and marketable equity securities have been classified as available-for-sale and certain marketable equity securities do not pay dividends. Available-for-sale securities are stated at fair value with the unrealized gains and losses reported as a separate component of other accumulated comprehensive income (loss), net of tax. Realized investment gains and losses on sales of securities are determined on the specific identification method.

The Company reviews investments of an issuer carried at a net unrealized loss at each balance sheet date. If in management’s judgment, the decline in value is other than temporary, the cost of the investment is written down to fair value with a corresponding charge to earnings. Factors considered in determining whether an impairment exists include: the financial condition, business prospects and creditworthiness of the issuer, the length of time that the asset value has been less than cost, and the Company’s ability and intent to hold such investments until the fair value recovers.

Real estate is stated at the lower of cost or estimated net realizable value and is non-income producing.

Property and Equipment—Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is recognized principally using the straight-line method over periods of three to ten years.

Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, estimates of unpaid losses and loss adjustment expenses and related recoverables under reinsurance agreements are subject to considerable estimation judgement due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years. In addition, estimates and assumptions associated with reinsurance assumed, the determination of fair value of invested assets and related impairments require considerable judgment by management. Actual results may differ significantly from those estimates.

Stock-Based Compensation—The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, establishing financial accounting and reporting standards for stock-based compensation plans. As permitted by SFAS No. 123, the Company will continue to use the method prescribed by the Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Companies using APB 25 are required to make pro forma footnote disclosures of net income and earnings per share as if the fair value method of accounting, as defined in SFAS No. 123, had been applied.

Recent Statements of Financial Accounting Standards—In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), Business Combinations, and Statement No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and specifies the criteria for recognition of intangible assets separately from goodwill.

SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with a determinable useful life will continue to be amortized over that period. The adoption of SFAS No. 142 had no impact on the Company’s financial statements at January 1, 2002. With the adoption of SFAS No. 142 on January 1, 2002 goodwill is no longer amortized and in accordance with SFAS No. 142 the goodwill is tested for impairment annually and between annual tests if an event occurs that would more likely than not reduce the fair value of the reporting unit. During the second quarter, the Company completed the transitional goodwill impairment test required by SFAS No. 142 and determined that there was no goodwill impairment. As a result of the significant operating losses and the discontinuance of the Agricultural Segment, the Company reevaluated the recoverability of the goodwill and intangible assets during the third and fourth quarters of 2002. Based upon the results of such reviews, it was determined that the intangible asset related to non-competition agreements, approximately $5.7 million, and the goodwill carried on the books of the Company at approximately $30.0 million were impaired and were written down to zero.

A reconciliation of the Company’s net loss and loss per share for the years ended December 31, 2002, 2001 and 2000 to amounts adjusted for the exclusion of goodwill amortization is as follows:

	Years Ended December 31,
	2002	2001	2000
Net loss as reported	$(209,718)	$(9,069)	$(28,849)
Goodwill amortization	—	1,136	944

Net loss as adjusted	$(209,718)	$(7,933)	$(27,905)

Loss per share as reported	$(14.65)	$(0.63)	$(2.02)
Goodwill amortization	—	0.08	0.07

Loss per share as adjusted	$(14.65)	$(0.55)	$(1.95)

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 resulted in the impairment of certain long-lived assets and the recording of insurance operations as discontinued operations (See Note 18).

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has elected to adopt SFAS No. 146 during 2002. As noted above, the Company has exited its Agricultural Segment and Property and Casualty Segment operations during 2002. In the Property and Casualty Segment, the Company expects to incur approximately $1.1 million of termination benefits, of which approximately $131,000 have been expensed in discontinued operations—underwriting expenses during 2002 (See Note 12).

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods ending after December 15, 2002.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of certain entities (“variable interest entity”) when control exists through other than voting interests. FIN 46 requires that a variable interest entity be consolidated by the holder of the majority of the risks and rewards associated with the activities of the variable interest entity. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, FIN 46 is effective for the first interim period beginning after June 15, 2003, and may be applied retroactively or prospectively. The Company does not anticipate any impact from the adoption of FIN 46.

Reclassifications—Certain prior period amounts have been reclassified to conform with the current year presentation.

2.	FAIR VALUES OF FINANCIAL INSTRUMENTS

In determining fair value, the Company used quoted market prices when available. For instruments where quoted market prices were not available, the Company used independent pricing services or appraisals by the Company’s management. Those services and appraisals reflected the estimated present values utilizing current risk-adjusted market rates of similar instruments.

The estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

The carrying values of cash, short-term investments and receivables are deemed to be reasonable estimates of their fair values due to their short-term nature. The estimated fair values of the Company’s other financial instruments as of December 31, 2002 and 2001, are as follows:

	Carrying Value		Estimated Fair Value
	2002	2001	2002	2001
Investments in fixed maturity securities	$—	$4,476	$—	$4,476
Company-obligated mandatorily redeemable Preferred Securities of AICI Capital Trust, holding solely Junior Subordinated Debentures of the Company	94,875	94,875	1,518	65,274

3.	RECEIVABLES

At December 31, 2002, the Company has a $27.5 million receivable from AGIC related to the draw down of an Acceptance Insurance Companies Inc. letter of credit by an AGIC reinsurer during the fourth quarter of 2002. Considering the uncertainty regarding the collection of this balance from AGIC, the Company has recorded an allowance for the entire $27.5 million.

4.	INCOME TAXES

The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes. The primary components of the Company’s deferred tax assets and liabilities as of December 31, 2002 and 2001, respectively, are as follows:

	2002	2001
Losses and loss adjustment expenses	$5,624	$6,891
Allowance for doubtful accounts	19,516	2,815
Net operating loss carryforward	27,476	23,951
Unrealized loss on investments available-for-sale	—	543
Basis difference in AGIC	26,140	—
Other	4,900	4,639

Deferred tax asset	83,656	38,839

Unrealized gain on investments available-for-sale	(247)	—
Other	(1,242)	(5,128)

Deferred tax liability	(1,489)	(5,128)

	82,167	33,711
Valuation allowance	(82,167)	—

Net deferred tax asset	$—	$33,711

The net deferred tax asset includes both continuing and discontinued operations. AGIC is no longer a consolidated subsidiary of the Company for GAAP reporting at December 31, 2002. Accordingly, the specific components of AGIC’s deferred tax assets are not included at December 31, 2002 analysis and the basis difference between the Company’s equity investment in AGIC and AGIC’s tax basis is presented as a separate component as the Company is no longer permanently reinvested in AGIC.

The realization of the net deferred tax asset is dependent upon the Company’s ability to generate sufficient taxable income in future periods. For tax purposes, the Company has net operating loss carryforwards that expire, if unused, beginning in 2019. During 2002, the Company’s ability to generate sufficient taxable income in future periods was significantly impacted by results in its Agricultural Segment and its discontinuance of both its Agricultural Segment and Property and Casualty Segment operations. Based on this information, management believes that it is unlikely that the tax benefits will be realized in the future and therefore a valuation allowance was established for the entire deferred tax asset.

Income taxes computed by applying statutory rates to loss before income taxes and discontinued operations are reconciled to the provision for income taxes set forth in the consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Income taxes at statutory rates	$(3,337)	$(2,540)	$(2,874)
Increase in valuation allowance	9,330	—	—
Other	—	—	(59)

Income tax expense (benefit)	$5,993	$(2,540)	$(2,933)

Cash receipts for income taxes were approximately $435,000, $-0- and $181,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

5.	COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF AICI CAPITAL TRUST, HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

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

Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and can be called at par value after September 30, 2002. At December 31, 2002 and 2001, the Company had Preferred Securities of $94.875 million outstanding at a weighted average interest cost of 9.2%.

Cash payments for interest related to the Junior Subordinated Debentures were approximately $6.4 million, $8.5 million and $8.5 million during the years ended December 31, 2002, 2001 and 2000. Effective November 18, 2002, the Company elected to defer payment of interest on its Junior Subordinated Debentures, as permitted by the trust agreement and indenture, beginning with the interest payment date on December 31, 2002 until not later than September 30, 2007. The interest payments on the Preferred Securities will be deferred for a corresponding period.

6.	STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

The Company’s 2000 incentive stock option plan provides for a maximum of 1,000,000 options to be granted to employees and directors. The 2000 incentive stock option plan provides for options to vest in three years unless the agreement with the participant specifically calls for a different vesting schedule. All options expire no later than ten years from the date of grant and the exercise price will not be less than 100% of the market value at the date of grant. At December 31, 2002, the 2000 incentive stock option plan had 30,000 options available for granting.

The 1996 incentive stock plan was terminated as to future grants upon approval of the 2000 incentive stock option plan. The 1996 incentive stock option plan provided for options granted to employees which vest in not less than five annual installments and options granted to non-employee directors which vest at the expiration of the directors’ current term. All options expire no later than ten years from the date of grant and the exercise price will not be less than 100% of the market value at the date of grant.

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

Under the Company’s employee stock purchase plan, the Company is authorized to issue up to 500,000 shares of common stock to its full-time employees. Under the terms of the plan, each year employees can choose to purchase up to 10% of their annual compensation. The purchases may be made during six month phases generally commencing at the beginning of January and July. The purchase price of the stock is equal to the lower of 85% of the market price on the termination date of the phase or when the subscription is paid in full, whichever occurs first; or 85% of the average of the market price on the commencement date of the phase and the market price on the termination date of the phase or when the subscription is paid in full, whichever occurs first. Under the plan, the Company sold 21,970 shares, 22,650 shares and 53,519 shares during 2002, 2001 and 2000, respectively, to employees.

The Company has adopted the pro forma footnote disclosure only provisions under SFAS No. 123. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net loss and net loss per share would have been as indicated below:

	2002	2001	2000
Net loss:
As reported	$(209,718)	$(9,069)	$(28,849)
Pro forma	(210,503)	(10,213)	(31,079)
Net loss per share:
Basic and diluted:
As reported	$(14.65)	$(0.63)	$(2.02)
Pro forma	(14.70)	(0.71)	(2.17)

The difference between the net loss, as reported, and the pro forma net loss relates to total stock-based employee compensation expense determined under the fair value based method. The fair value of the options at the date of grant under the incentive stock option plans and the fair value of the employees’ purchase rights under the employee stock purchase plan were estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 5.1%, 5.5% and 6.4%; expected volatility of 65%, 69% and 67%; weighted-average expected lives of options of approximately 7 years and an expected life of employees’ purchase rights of one year; and no dividend yield.

A summary of the status of the Company’s stock option plans as of December 31, 2002, 2001 and 2000 and changes during the years ended on those dates is presented below:

	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,202,125	$8.56	1,777,250	$11.10	1,326,750	$23.24
Granted	211,500	4.99	80,000	4.58	1,095,500	4.57
Exercised	—	—	93,000	4.73	—	—
Forfeited	44,000	12.67	562,125	16.65	645,000	24.98

Outstanding at end of year	1,369,625	$7.88	1,202,125	$8.56	1,777,250	$11.10

Options exercisable at year end	959,925		757,975		909,300
Weighted-average fair value per share of options granted during the year	$3.34		$3.23		$3.08

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$3.56	200,000	7.1 years	$3.56	200,000	$3.56
4.27 to 4.73	561,500	7.3 years	4.63	364,900	4.57
4.75 to 5.08	211,500	9.2 years	4.99	—	—
5.27 to 5.32	54,000	7.3 years	5.27	52,400	5.27
6.27	50,000	7.3 years	6.27	50,000	6.27
11.38 to 15.69	157,625	2.1 years	13.39	157,625	13.39
17.13 to 22.94	53,500	2.1 years	20.83	53,500	20.83
25.44 to 44.50	81,500	2.6 years	31.94	81,500	31.94

$3.56 to 44.50	1,369,625	6.5 years	$7.88	959,925	$9.17

The Company has a defined contribution plan for which all employees are eligible to participate. Employees, at their option, may contribute a portion of their eligible earnings to the plan. The Company’s net contributions to the plan for 2002, 2001 and 2000 were approximately $1,177,000, $1,024,000 and $1,123,000, respectively.

A former employee had the right to put to the Company 254,071 previously owned shares of common stock of the Company at $16.39 per share between June 30, 2002 and July 30, 2002. As a result of this redemption feature, the Company recorded the related redemption amount as a reduction in equity. In 2002, the former employee exercised the right to put to the Company the 254,071 shares of Company stock at $16.39 per share, or approximately $4.2 million.

7.	RELATED PARTY TRANSACTIONS

The Company made payments during 2002, 2001 and 2000 totaling approximately $197,000, $212,000 and $301,000, respectively, to an affiliate of a director, to provide investment related services. Additionally, during 2001 the Company made a $392,000 payment to this director’s affiliate for investment banking services related to the acquisition of IGF crop insurance assets and the sale of certain subsidiaries as well as of property and casualty businesses (see Notes 19 and 20).

The Company contracted with a related party, a former director, to administer health insurance benefits for its employees and to place property and casualty coverages on behalf of the Company whereby the related party received commissions from the insurance providers which totaled approximately $328,000 and $370,000 in 2001 and 2000, respectively. In addition, the Company paid commissions and fees to the related party in connection with insurance written and loss control activities, which totaled $36,000 and $136,000 in 2001 and 2000, respectively.

8.	NET LOSS PER SHARE

The net loss per share for both basic and diluted for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Loss from continuing operations	$(15,527)	$(4,718)	$(5,277)
Loss from discontinued operations	(194,191)	(4,351)	(23,572)

Net loss	$(209,718)	$(9,069)	$(28,849)

Weighted average common shares outstanding	14,318	14,381	14,301

Loss per share:
Basic and diluted:
Loss from continuing operations	$(1.08)	$(0.33)	$(0.37)
Loss from discontinued operations	(13.56)	(0.30)	(1.65)
Net loss	(14.65)	(0.63)	(2.02)

Contingent stock and stock options were not included in the above calculations for the years ended December 31, 2002, 2001 and 2000 due to their antidilutive nature.

9.	OTHER COMPREHENSIVE INCOME

Other comprehensive income determined in accordance with SFAS No. 130 for the years ended December 31 are as follows:

	2002	2001	2000
Unrealized holding gains arising during the year	$768	$8,557	$14,740
Income tax expense	543	2,995	5,159

Unrealized holding gains arising during the year, net of tax	225	5,562	9,581

Reclassification adjustment for (losses) gains realized in net income	(1,489)	3,394	2,120
Income tax expense	—	1,188	742

Reclassification adjustment for (losses) gains realized in net income, net of tax	(1,489)	2,206	1,378

Other comprehensive income, net of tax	$1,714	$3,356	$8,203

10.	COMMITMENTS AND CONTINGENCIES

In December 1999 the Company was sued in the United States District Court for the District of Nebraska. Plaintiffs alleged the Company knowingly and intentionally understated the Company’s liabilities in order to maintain the market price of the Company’s common stock at artificially high levels and made untrue statements of material fact, and sought compensatory damages, interest, costs and attorney fees. In February 2000 other plaintiffs sued the Company in the same Court, alleging the Company intentionally understated liabilities in a registration statement filed in conjunction with the Company’s Trust Preferred Securities.

The Court consolidated these suits in April 2000 and Plaintiffs subsequently filed a consolidated class action complaint. Plaintiffs sought to represent a class consisting of all persons who purchased either Company common stock between March 10, 1998 and November 16, 1999, or AICI Capital Trust Preferred Securities between the July 29, 1997 public offering and November 25, 1999. In the consolidated complaint Plaintiffs alleged violation of Section 11 of the Securities Act of 1933 through misrepresentation or omission of a material fact in the registration statement for the Trust Preferred Securities, and violation of Section 10b of the Securities Exchange Act of 1934 and Rule 10b-5 of the U.S. Securities and Exchange Commission through failure to disclose material information between March 10, 1998 and November 16, 1999. The Company, three of its former officers, the Company’s Directors and independent accountants and other individuals, as well as the financial underwriters for the Company’s Trust Preferred Securities, were defendants in the consolidated action.

On March 2, 2001, the Court entered an order dismissing all claims alleging violations of Section 11 of the Securities Act, and dismissing the Company’s Directors, financial underwriters, independent accountants and others as defendants in this action. The Court also ruled that certain of Plaintiffs’ allegations regarding the remaining defendants’ alleged failure to properly report contingent losses attributable to the Montrose decision did not state a claim under Section 10b and Rule 10b-5. In two subsequent rulings, the Court and Magistrate Judge clarified the March 2 ruling to specify which of Plaintiffs’ Montrose-related allegations failed to state a Section 10b and Rule 10b-5 claim. These three rulings reduced the litigation to a claim that the Company and three of its former officers, during the period from August 14, 1997 to November 16, 1999, failed to disclose adequately information about various aspects of the Company’s operations, including information relating to the Company’s exposure after January 1, 1997 to losses resulting from the Montrose decision. Nevertheless, Plaintiffs continue to seek compensatory damages, reasonable costs and expenses incurred in this action and such other and such further relief as the Court may deem proper.

On August 6, 2001, the Magistrate Judge granted Plaintiffs’ Motion for Class Certification. Plaintiffs’ fact discovery was concluded July 31, 2002 in accordance with a schedule established by the Court. On September 16, 2002, Plaintiffs sought the Court’s permission to reinstate certain previously dismissed claims under Section 11 and 15 of the Securities Act. The Court denied Plaintiffs’ request in its entirety on February 27, 2003; Plaintiffs asked the Court to reconsider this decision and the Court has not ruled on that request. On March 31, 2003, however, the Court established a schedule for the submission during May 2003 of briefs regarding the Company’s proposed motion to decertify the class. The Court also established a schedule concluding in August 2003 for submission of briefs regarding both parties’ anticipated motions for summary judgment.

The Company intends to continue vigorously contesting this action and believes Plaintiffs’ allegations are without merit. Nevertheless, the ultimate outcome of this action cannot be predicted at this time and the Company currently is unable to determine the potential effect of this litigation on its financial position, results of operations or cash flows.

Leases—At December 31, 2002, the Company was obligated under noncancelable operating leases, expiring on various dates through 2006, principally for office space and furniture. Future aggregate minimum obligations under these noncancelable operating leases are approximately $1,651,000 in 2003, $1,575,000 in 2004, $1,555,000 in 2005, $1,530,000 in 2006, and $1,589,000 in 2007.

Rental expense totaled approximately $1,991,000, $2,955,000 and $2,290,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

11.	INTERIM FINANCIAL INFORMATION (UNAUDITED)

Quarters Ended	Revenues	Operating Income (Loss)	Net Income (Loss)	Basic Net Income (Loss) Per Share(1)	Diluted Net Income (Loss) Per Share(1)
	(In thousands, except per share data)
2002:
December 31	$67	$(349)	$(69,261)	$(4.86)	$(4.86)
September 30	113	(169)	(130,997)	(9.23)	(9.23)
June 30	194	(155)	(5,160)	(0.36)	(0.36)
March 31	213	(173)	(4,300)	(0.30)	(0.30)

	$587	$(846)	$(209,718)	$(14.65)	$(14.65)

2001:
December 31	$255	$(84)	$5,142	$0.36	$0.34
September 30	1,106	872	(9,504)	(0.66)	(0.66)
June 30	516	252	(888)	(0.06)	(0.06)
March 31	608	384	(3,819)	(0.27)	(0.27)

	$2,485	$1,424	$(9,069)	$(0.63)	$(0.63)

(1)	Quarterly net income per share numbers may not add to the annual net income per share.

12.	DISCONTINUED OPERATIONS—GENERAL

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 144 a component of business is considered abandoned when it ceases to be used, and such business operations are to be reported as discontinued operations. Due to the financial condition of the Company and regulatory restrictions placed on the Company in the fourth quarter of 2002, the Company does not intend nor have the ability to continue its operations in the Agricultural Segment or the Property and Casualty Segment. Accordingly, all operations in both segments have ceased and these segments have been presented as discontinued operations.

Assets and liabilities have been separately classified on the face of the balance sheet. Operating results for these segments for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000
Revenues:
Insurance premiums earned	$37,105	$112,097	$186,673
Net investment income	6,834	14,745	22,293
Net realized capital gains (losses)	(1,489)	2,849	2,120

	42,450	129,691	211,086

Costs and expenses:
Insurance losses and loss adjustment expenses	66,126	65,739	131,604
Insurance underwriting expenses	84,449	70,264	98,876
Expense related to multi-year reinsurance agreements	27,500	—	—
Impairment of non-compete related intangibles	5,661	—	—
Write-off of excess of cost over acquired net assets	29,978	—	9,910
Impairment of property and equipment	3,711	—	—

	217,425	136,003	240,390

Operating loss	(174,975)	(6,312)	(29,304)

Adjustment to equity and investment interest in subsidiaries	3,967	—	—
Income tax expense (benefit):
Current	(3,645)	—	2,377
Deferred	(46,256)	(1,961)	(8,109)
Change in valuation allowance	73,084	—	—

	23,183	(1,961)	(5,732)

Loss from discontinued operations, net of tax	$(194,191)	$(4,351)	$(23,572)

The impairment of property and equipment represents the write-off of crop related property and equipment assets net of expected proceeds. These items were assets of Acceptance Insurance Company (“AIC”) but are not being utilized by any operations of the companies in the consolidated group.

The adjustment to equity and investment interest in subsidiaries is comprised of the negative equity investment in American Growers Insurance Company (“AGIC”) and subsidiaries which was adjusted to a fair market value of zero as the Company is no longer responsible for AGIC’s net liabilities net of the establishment of a one hundred percent allowance for the $20 million surplus note receivable AIC has from AGIC.

13.	DISCONTINUED OPERATIONS—INVESTMENTS

The amortized cost and related estimated fair values of investments in the accompanying balance sheets are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2002:
Fixed maturities available-for-sale:
U.S. Treasury and government securities	$59,744	$1,472	$—	$61,216
Other debt securities	53,137	1,198	852	53,483

	$112,881	$2,670	$852	$114,699

Marketable equity securities—preferred stock	$2,500	$—	$317	$2,183

Marketable equity securities—common stock	$5,952	$69	$865	$5,156

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2001:
Fixed maturities available-for-sale:
U.S. Treasury and government securities	$80,112	$1,094	$32	$81,174
Other debt securities	5,775	5	454	5,326

	$85,887	$1,099	$486	$86,500

Marketable equity securities—preferred stock	$2,500	$—	$642	$1,858

Marketable equity securities—common stock	$4,886	$291	$1,909	$3,268

The carrying value and estimated fair value of investment in fixed maturities securities are the same. The amortized cost and related estimated fair values of the fixed maturity securities as of December 31, 2002 are shown below by stated maturity dates. Actual maturities may differ from stated maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Fixed maturities available-for-sale:
Due in one year or less	$31,423	$31,757
Due after one year through five years	80,458	82,412
Due after five years through ten years	1,000	530

	$112,881	$114,699

Proceeds from sales of fixed maturity securities during the years ended December 31, 2002, 2001 and 2000 were approximately $170,219,000, $351,938,000 and $156,607,000, respectively. Gross realized gains on sales of fixed maturity securities were approximately $365,000, $4,738,000 and $974,000 and gross realized losses on sales of fixed maturity securities were approximately $138,000, $1,113,000 and $594,000 during the years ended December 31, 2002, 2001 and 2000, respectively. Gross realized gains on sales of equity securities were approximately $1,116,000, $239,000 and $2,378,000 and gross realized losses on sales of equity securities were approximately $1,438,000, $1,202,000 and $462,000 during the years ended December 31, 2002, 2001 and 2000, respectively. During the years ended December 31, 2002, 2001 and 2000, net realized gains (losses) were impacted by approximately $1,507,000, $283,000 and $-0-, respectively, of other than temporary impairments of common stock securities.

As required by insurance regulatory laws, certain fixed maturities with an estimated fair value of approximately $7.6 million at December 31, 2002 were deposited in trust with regulatory agencies. Additionally, at December 31, 2002, approximately $76.7 million of fixed maturities available-for-sale and $3.6 million of short-term investments were pledged to Clarendon to secure the Company’s obligations under reinsurance agreements and approximately $11.5 million of fixed maturities available-for-sale and $130,000 of short-term investments were pledged to McM to secure the Company’s net obligations under the reinsurance agreements (See Note 19).

14.	DISCONTINUED OPERATIONS—RECEIVABLES

The major components of receivables at December 31 are summarized as follows:

	2002	2001
Insurance premiums and agents’ balances due	$2,284	$50,171
Amounts recoverable from reinsurers	41,310	49,116
Profit sharing gain due from the RMA	—	86,162
Accrued interest	1,521	1,436
Receivables from AGIC	41,516	—
Other receivables	3,168	3,158
Less allowance for doubtful accounts	(8,262)	(8,043)
Surplus note receivable from AGIC	20,000	—
Less allowance for doubtful accounts—surplus note receivable, AGIC	(20,000)	—

	$81,537	$182,000

The receivable from AGIC relates to outstanding checks for crop operation payments, primarily for losses, written from bank accounts in the name of American Agrisurance Inc. (“AmAg”). AGIC is funding these payments as checks clear the bank accounts. Subsequent to December 31, 2002 these AmAg bank accounts have been changed to the name of AGIC.

15.	DISCONTINUED OPERATIONS—INSURANCE PREMIUMS AND CLAIMS

Insurance premiums written and earned by the Company’s insurance subsidiaries for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Direct premiums written	$312,748	$272,822	$407,515
Assumed premiums written	8,540	277,821	79,785
Ceded premiums written	(285,376)	(460,745)	(350,219)

Net premiums written	$35,912	$89,898	$137,081

Direct premiums earned	$323,165	$271,655	$455,033
Assumed premiums earned	21,631	279,102	88,960
Ceded premiums earned	(307,691)	(438,660)	(357,320)

Net premiums earned	$37,105	$112,097	$186,673

Included in ceded premiums written and earned is $240.9 million, $289.2 million and $188.1 million of MPCI premiums ceded to the RMA for the years ended December 31, 2002, 2001 and 2000, respectively. Included in assumed premiums written and earned in 2001 and 2000 is $81.2 million and $51.2 million of MPCI profit share.

The liability for losses and loss adjustment expenses represents management’s best estimate and is based on sources of available evidence including an analysis prepared by an independent actuary engaged by the Company. The Company previously wrote property and casualty coverages in a number of specialty areas of business which may involve greater risks than standard property and casualty lines, including the risks associated with the absence of long-term, reliable historical claims experience. These risk components may make more difficult the task of estimating reserves for losses, and cause the Company’s underwriting results to fluctuate. Due to the inherent uncertainty of estimating reserves, it has been necessary, and may over time continue to be necessary, to revise estimated liabilities, as reflected in the Company’s loss and loss adjustment expense reserves. Additionally, conditions and trends that have affected the development of loss reserves in the past may not necessarily occur in the future.

The following table presents an analysis of the Company’s reserves for losses and loss adjustment expenses, reconciling beginning and ending balances for the years ended December 31:

	2002	2001	2000
Gross loss and loss adjustment expense reserves, beginning of year	$597,392	$617,891	$781,377
Reinsurance recoverable on unpaid losses and loss adjustment expenses, beginning of year	428,848	383,979	502,537

Net loss and loss adjustment expense reserves, beginning of year	168,544	233,912	278,840

Net incurred loss and loss adjustment expenses related to:
Current year	45,769	51,086	123,386
Prior years	20,357	14,653	8,218

	66,126	65,739	131,604

Net payments for losses and loss adjustment expenses related to:
Current year	(40,251)	(28,058)	(60,028)
Prior years	(67,539)	(103,049)	(116,504)

	(107,790)	(131,107)	(176,532)

Net decrease related to removal of American Growers Insurance Company from consolidated group	(1,016)	—	—

Net loss and loss adjustment expense reserves, end of year	125,864	168,544	233,912
Reinsurance recoverable on unpaid losses and loss adjustment expenses, end of year	169,257	428,848	383,979

Gross loss and loss adjustment expense reserves, end of year	$295,121	$597,392	$617,891

Insurance losses and loss adjustment expenses have been reduced by recoveries recognized under reinsurance contracts of $970.3 million, $824.4 million and $526.4 million for the years ended December 31, 2002, 2001 and 2000, respectively, of which approximately $915.8 million, $580.9 million and $365.5 million, respectively, relate to recoveries on the MPCI business from the RMA.

The liability for losses and loss adjustment expenses is determined by management based on historical patterns and expectations of claims reported and paid, trends in claim experience, information available on an industry-wide basis, as well as changes in the Company’s claim handling procedures and premium rates. Significant factors impacting the variability of establishing the liability for losses and loss adjustment expenses, are the unusually difficult estimation process for the Company’s general liability business, including California contractor programs, the limited historical data for certain programs, and the significant changes in claims handling. In addition, the Company has discontinued or sold all of its remaining property and casualty lines of business. The Company continues to be responsible for all claims prior to the discontinuance or sale of the property and casualty lines (referred to as the “Runoff Business”). During May 2001, the Company closed its claims department handling the Runoff Business and engaged a third-party administrator specializing in such runoff business to handle these claims.

The $20.4 million charge in 2002 for prior years was primarily a result of development of losses and loss adjustment expenses in the general liability and commercial multi-peril lines of business. The $14.7 million charge in 2001 for prior years was primarily a result of the development of general liability losses and loss adjustment expenses in 1999 and prior accident years. The $8.2 million charge in 2000 was primarily a result of the development of 1999 Crop Revenue CoveragePlus (“CRCPlus”) losses of approximately $5.7 million.

16.	DISCONTINUED OPERATIONS—REINSURANCE COVERAGE PLUS

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

The Company reinsures certain portions of business written by Clarendon, Redland, AIIC and ACIC. Under these reinsurance agreements, the Company assumes business after Clarendon, Redland, AIIC, and ACIC cessions to outside reinsurers (See Note 19). However, the Company is contingently liable for any uncollectible amounts due from these outside reinsurers related to business produced and managed by the Company.

At December 31, 2002, approximately 74% of the Company’s outstanding reinsurance recoverables and reinsurance balances for which the Company is contingently liable was from reinsurance companies rated A- (Excellent) or better by A.M. Best. Of the remaining balances, approximately 4% relate to balances ceded to AIIC and ACIC for which AIC has amounts assumed from AIIC in excess of the ceded balances. Additionally, approximately 3% of the remaining balances relate to MPCI losses ceded to AGIC which are being funded by the RMA.

Constitution Insurance Company (“CIC”) accounts for approximately 8% of the remaining balances. CIC had its financial strength rating lowered by A.M. Best from A- (Excellent) to B- (Fair) during the fourth quarter of 2002. In January 2003, in response to a request from CIC’s parent to withdraw from the rating process, A.M. Best withdrew its financial strength rating of B- and assigned CIC and its parent an NR-3 rating (Rating Procedure Inapplicable). As of December 31, 2002 the Company has outstanding reinsurance recoverables from CIC of approximately $26.2 million and is contingently liable for AIIC and Redland reinsurance recoverables from CIC totaling approximately $2.8 million. CIC continues to make payments to the Company for reinsurance billings and accordingly, no allowance for doubtful accounts or liability has been established for these balances.

In September 2001 the Company initiated an arbitration proceeding to recover from a pool of solvent reinsurers sums the Company believes are due under a workers’ compensation insurance program of the Company had written on Redland paper. The Company expects this arbitration will be concluded by June 30, 2003. The Company is contingently liable to Redland for amounts due from these reinsurers. At December 31, 2002 the Company is contingently liable for approximately $20.4 million due from these reinsurers and approximately $5.1 million conditionally paid by the reinsurers but still subject to the outcome of the arbitration. While the Company believes the reinsurers will be required to pay amounts due and, accordingly, a liability has not been established for these reinsurance recoveries, the ultimate outcome cannot be predicted at this time.

The Company has other reinsurance recoverables and is contingently liable for AIIC and Redland reinsurance recoverables that are currently being disputed or payments have been delayed pending audit of the Company’s records. While the Company believes the reinsurers will be required to pay amounts due and, accordingly, a liability has not been established for these reinsurance recoveries, the ultimate outcome cannot be predicted at this time.

Additionally, the Company expensed its estimated current and future obligations under a multi-year reinsurance agreement totaling $27.5 million as no future benefits will inur to the Company. These obligations were secured by a letter of credit which was drawn in the net amount of $27.5 million in the fourth quarter of 2002.

17.	DISCONTINUED OPERATIONS—REGULATORY MATTERS

AGIC was placed into rehabilitation by the District Court of Lancaster County, Nebraska on December 20, 2002. Effective as of December 20, 2002, AGIC and its subsidiaries ceased to be under the control of the Company and are not included as consolidated subsidiaries of the Company. AGIC reported total statutory policyholders’ surplus (deficit) of approximately $(10.6) million and $75.4 million as of December 31, 2002 and 2001, respectively and statutory net income (loss) of $(82.7) million, $14.3 million and $(21.0) million for the years ended December 31, 2002, 2001 and 2000, respectively.

As of December 31, 2002, the only remaining consolidated insurance company of AICI is AIC. The Director entered an administrative Order of Supervision with respect to AIC on December 20, 2002 and AIC is currently operating pursuant to that Order. AIC reported total statutory policyholders’ deficit of approximately $75.0 million and surplus of approximately $73.7 million as of December 31, 2002 and 2001, respectively and statutory net loss of $14.8 million, $7.8 million and $4.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The statutory deficit at December 31, 2002 was significantly impacted by the non-admission of pledged investments totaling approximately $89.9 million, under statutory accounting principles (See Note 19).

The National Association of Insurance Commissioners has established risk-based capital (“RBC”) standards. RBC standards are designed to measure the acceptable level of capital an insurer should have, based on the inherent and specific risks of each insurer. As of December 31, 2002, AIC had negative surplus, resulting in a RBC at the mandatory control level. Under the mandatory control level, the Director may take such actions as necessary to place AIC under regulatory control under the Nebraska Insurers Supervision, Rehabilitation, and Liquidation Act. Since AIC is currently in run-off, the Director is permitted to allow AIC to continue its run-off under supervision of the NEDOI. While AIC is currently in supervision, the Director currently has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC. The Company believes increased regulatory control of AIC would have a significant negative impact on the Company.

Under the Order of Supervision, AIC is required to pay all costs incurred by the Supervisor, AIC may not accept or renew any insurance business and may not perform any activities beyond those that are routine in the day-to-day conduct of its runoff business without prior approval of the Director or Supervisor. Additionally, any transactions with affiliates or former affiliates require prior approval of the Director or Supervisor. AICI does not expect to have access to any surplus note interest payments or dividend payments from AIC, as these payments would require Nebraska Department of Insurance approval.

18.	DISCONTINUED OPERATIONS—BUSINESS SEGMENTS

The Company was engaged in the agricultural and specialty property and casualty insurance business. The principal lines of the Agricultural Segment were Multi-Peril Crop Insurance (“MPCI”), supplemental coverages and named peril insurance. The Property and Casualty Segment primarily consisted of general liability, commercial property, commercial casualty, inland marine and workers’ compensation.

The Company’s results are significantly impacted by its crop business, particularly its MPCI line. Estimated results from MPCI and related products are not generally recorded until after the crops are harvested and final market prices are established. Due to the nature of several of the Crop Revenue Coverage (“CRC”) products whereby results are based on the market prices of various commodities in the fourth quarter, as well as yields, and the significance of CRC as a percentage of MPCI, the Company recorded its initial estimate of profit or loss for MPCI and related products in the fourth quarter of 2001. Due to the significance of known and estimatible losses for the 2002 crop year, the Company recorded its initial estimate of loss for MPCI and related products in the third quarter of 2002. Any changes in estimates typically occur during the following two to three quarters, after the claim adjustment process is substantially complete.

The underwriting earnings or loss for the MPCI business is generally comprised of the FCIC profit share net of the amounts ceded to private reinsurers, expenses in excess of MPCI reimbursements from the FCIC, and amortization expense for non-competition agreements. Additionally, MPCI underwriting results include any adjustments to prior year MPCI results.

Many parts of the country experienced drought and abnormal growing conditions that significantly impacted the amount of losses under 2002 MPCI policies issued by the Company. These MPCI losses impact the Company’s share of profit it receives from or loss it pays to the Federal Crop Insurance Corporation (“FCIC”) under the profit sharing formula established by law and administered by the Risk Management Agency. Because of the extraordinary reported and expected volume and severity of crop insurance claims in 2002, the Company recorded a negative 1.5% profit share on a retained pool of approximately $418.2 million and recognized MPCI reinsurance costs and underwriting expenses during 2002 of approximately $79.6 million. Therefore the Company recorded a loss from crop insurance underwriting and operation for the year ended December 31, 2002 of approximately $87.3 million. The negative 1.5% profit share in 2002 compares to an adjusted 2001 crop year profit share of 16.2% on a retained pool of approximately $498.4 million, or approximately $80.9 million.

The Company ceded approximately $65 million of its 2002 crop year MPCI Retained Premiums under quota share agreements to private reinsurers participating in its overall crop reinsurance programs. The net exposure was further reduced by excess of loss reinsurance purchased from private carriers with a total cost of approximately $10.7 million for the 2002 crop year. Under the MPCI program, the Company retains the first 4.5% of loss under the MPCI profit share calculation with excess of loss reinsurance providing protection above that percentage. From 4.5% to 35% of loss under the MPCI profit share calculation, the Company retains 10% of the exposure. Above 35%, the Company participates at varying levels.

For the year ended December 31, 2002, the amount of direct and allocated expenses in excess of MPCI reimbursements from the FCIC totaled approximately $61.5 million and non-competition expense totaled approximately $2.5 million. Additionally, the Company expensed its current and future obligations under a multi-year reinsurance agreement totaling $27.5 million. During 2002, the Company determined that the intangible asset related to non-competition agreements, approximately $5.7 million, and the goodwill carried on the books of the Company at approximately $30.0 million are impaired.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Management evaluates the performance of and allocates its resources to its segments based on underwriting earnings (loss). Underwriting earnings (loss) is comprised of insurance premiums earned less insurance losses and loss adjustment expenses and insurance underwriting expenses. Management does not utilize assets as a significant measurement tool for evaluating segments.

Segment insurance premiums earned and segment underwriting earnings (loss) for the years ended December 31, are as follows:

	Agricultural Insurance	Property and Casualty Insurance	Total
2002
Insurance premiums earned	$28,789	$8,316	$37,105

Underwriting earnings (loss)	$(87,326)	$(26,144)	$(113,470)

2001
Insurance premiums earned	$80,950	$31,147	$112,097

Underwriting earnings (loss)	$10,143	$(34,049)	$(23,906)

2000
Insurance premiums earned	$53,674	$132,999	$186,673

Underwriting earnings (loss)	$(22,563)	$(21,244)	$(43,807)

19.	DISCONTINUED OPERATIONS—SALE OF SUBSIDIARIES AND PROPERTY AND CASUALTY BUSINESS AND RELATED GUARANTEES

The Company sold its wholly owned subsidiary, Redland Insurance Company (“Redland”), to Clarendon National Insurance Company (“Clarendon”) effective as of July 1, 2000. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries, to a wholly owned subsidiary of Acceptance Insurance Companies Inc. The transaction included the appointment of other Company subsidiaries as a producer and administrator for the business the Company wrote through Clarendon and Redland. The Company also reinsures certain portions of the business written by Clarendon and Redland. At December 31, 2002, approximately $76.7 million of fixed maturities available-for-sale and $3.6 million of short-term investments were placed in a trust and pledged to Clarendon to secure the Company’s obligations under reinsurance agreements. Under these reinsurance agreements, the Company assumes business from Clarendon and Redland after cessions to outside reinsurers (“Clarendon Reinsurers”). The Company is contingently liable for any uncollectible amounts due from Clarendon Reinsurers related to this business. At December 31, 2002, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers, which are not included on the balance sheet of the Company, totaled approximately $118 million (See Note 16).

The amounts pledged to Clarendon were used to secure the issuance of a $20.6 million Redland letter of credit to the California Department of Insurance related to bond requirements resulting from the Company’s workers’ compensation business written on Redland paper (“Bond Requirements”).

In March 2003, the Company and Clarendon agreed to a Master Collateral Agreement (“MCA”) which supercedes previous agreements with respect to the minimum pledged assets to be included in the trust,

the methodology for releasing these pledged assets from the trust and use of the trust account for collateral for the issuance of letter of credits to the California Department of Insurance. Subsequent to the signing of the MCA, approximately $20 million of pledged assets were released from the trust account. Additionally, the Company has agreed to take whatever action may be reasonably necessary to permit Clarendon, in accordance with the MCA, to increase the Redland letter of credit amount by approximately $29 million.

In general, the minimum amount to be included in the trust account is based upon the greater of 1) certain percentages of loss and loss adjustment expense reserves assumed by the Company from Clarendon and Redland and reinsurance recoverables from Clarendon Reinsurers for which the Company is contingently liable or 2) 70% of the Bond Requirements.

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

As of July 1, 2001, the Company sold two wholly owned insurance companies to McM Corporation, a Raleigh, North Carolina based insurance holding company (“McM”). The two companies, Acceptance Indemnity Insurance Company (“AIIC”) and Acceptance Casualty Insurance Company (“ACIC”), underwrote primarily Property and Casualty Segment insurance. The sale was a cash transaction of approximately $20.6 million that resulted in a realized gain in the third quarter of 2001 of approximately $375,000. The Company also reinsures certain portions of the business written by AIIC and ACIC. As of December 31, 2002 approximately $11.5 million of fixed maturities available-for-sale and $130,000 of short-term investments were placed in a trust and pledged to McM to secure the Company’s net obligations under the reinsurance agreements. Under these reinsurance agreements, the Company assumes business from AIIC and ACIC after cessions to outside reinsurers (“AIIC Reinsurers”). The Company is contingently liable for any uncollectible amounts due from AIIC Reinsurers related to this business. At December 31, 2002, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers, which are not included on the balance sheet of the Company, totaled approximately $40 million (See Note 16).

In addition, effective May 1, 2001, McM purchased a selected portfolio of the Company’s Property and Casualty Segment insurance programs. Also effective May 1, 2001, the Company sold its Farm and Ranch and Flood insurance programs to American Reliable Insurance Company. The terms of these agreements included the sale of these selected lines of business, a reinsurance treaty whereby the unearned premium and any additional premiums for these selected lines would be reinsured by the buyers, and the transfer of certain employees to the buyers.

As of May 1, 2001 the Company engaged Berkley Risk Administrators Company (“BRAC”) to manage the adjustment and completion of all remaining Property and Casualty Segment claims. BRAC has employed certain persons previously employed by the Company.

As a result of the Company’s strategy to exit its Property and Casualty Segment business and based upon estimated future discounted cash flows, the Company concluded that the excess of cost over acquired net assets was partially impaired by approximately $9.9 million. As such, the Company recorded a $9.9 million charge for the write-off of excess of cost over acquired net assets in the fourth quarter of 2000.

20.	DISCONTINUED OPERATIONS—ACQUISITION OF IGF CROP INSURANCE ASSETS

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

The acquisition was accounted for by the purchase method of accounting and, accordingly, the statements of operations include the acquired crop results beginning June 6, 2001. The assets acquired and recognition of liabilities directly related to the acquisition of $34.2 million and $6.8 million, respectively, were recorded at estimated fair values as determined by the Company’s management. The Company’s purchase price allocation included $18.3 million of goodwill and $10.1 million of intangible assets. The assets acquired and recognition of liabilities directly related to the acquisition and the allocation of the purchase price was revised in the second quarter of 2002 based upon final determination of fair values. During the third and fourth quarters of 2002, it was determined that the intangible asset related to non-competition agreements and the goodwill carried on the books of the Company were impaired (See Note 1). Accordingly, the Company wrote down these assets to zero.

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

DECEMBER 31, 2002 AND 2001

BALANCE SHEETS (Parent Company Only)

(In Thousands)

	2002	2001
ASSETS

Fixed maturities available-for-sale, at fair value	$—	$4,476
Cash and short-term investments	3,103	7,279
Restricted short-term investments	—	27,860
Receivables, net	—	253
Surplus note receivables from subsidiaries	20,000	20,000
Investments in subsidiaries	24,710	192,409
Other assets	4,462	12,261

	$52,275	$264,538

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$7,794	$7,731
Intercompany payable	3,470	4,028
Company-obligated mandatorily redeemable Preferred Securities of AICI Capital Trust, holding solely Junior Subordinated Debentures of the Company	94,875	94,875

Total liabilities	106,139	106,634
Common stock subject to redemption	—	2,629
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.40 par value, 40,000,000 shares authorized; 15,685,473 and 15,663,503 shares issued	6,274	6,265
Capital in excess of par value	199,660	199,600
Accumulated other comprehensive income (loss), net of tax	705	(1,009)
Retained earnings (accumulated deficit)	(230,305)	(20,676)
Common stock subject to redemption	—	(2,629)
Treasury stock, at cost, 1,463,591 and 1,209,520 shares	(29,969)	(26,047)
Contingent stock, 20,396 shares	(229)	(229)

Total stockholders’ equity	(53,864)	155,275

	$52,275	$264,538

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE II—(Continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

STATEMENTS OF OPERATIONS (Parent Company Only)

(In Thousands)

	2002	2001	2000
Revenues:
Net investment income	$1,937	$4,286	$5,986
Costs and expenses:
General and administrative expenses	1,433	1,061	2,517

Operating profit	504	3,225	3,469
Other income (expense):
Interest expense	(8,688)	(8,682)	(8,677)
Undistributed share of net loss of subsidiaries	(168,041)	(18,743)	(31,856)
Expense related to multi-year reinsurance agreement	(27,500)	—	—
Dividend income from subsidiaries	—	9,116	6,472
Other income	—	4,875	—

	(204,229)	(13,434)	(34,061)

Loss before income taxes	(203,725)	(10,209)	(30,592)
Income tax expense (benefit):
Current	(434)	—	(180)
Deferred	(12,055)	(1,140)	(1,563)
Change in valuation allowance	18,482	—	—

Net loss	$(209,718)	$(9,069)	$(28,849)

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE II—(Continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

STATEMENTS OF CASH FLOWS (Parent Company Only)

(In Thousands)

	2002	2001	2000
Cash flows from operating activities:
Net loss	$(209,718)	$(9,069)	$(28,849)
Adjustments to reconcile net loss from continuing operations to net cash used for operating activities:
Deferred taxes	6,427	(1,140)	(1,563)
Undistributed share of net loss (income) of subsidiaries	168,041	18,743	31,856
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables	253	653	2,970
Payables	(495)	10,339	(463)
Other, net	1,728	(3,104)	2,245

Net cash used for operating activities	(33,764)	16,422	6,196

Cash flows from investing activities:
Proceeeds from sales of investments available-for-sale	—	8,162	—
Proceeds from maturities of investments available-for-sale	4,388	—	—
Purchases of investments available-for-sale	—	(8,516)	(3,960)
Proceeds from sale of subsidiary	—	10,188	—
Contributions to investments in subsidiaries	1,434	(29,913)	—
Change in restricted short-term investments	27,860	5,190	(1,700)

Net cash used for investing activities	33,682	(14,889)	(5,660)

Cash flows from financing activities:
Redemption of common stock	(4,163)	—	—
Proceeds from issuance of common stock	69	534	201

Net cash provided by financing activities	(4,094)	534	201

Net increase (decrease) in cash and short-term investments	(4,176)	2,067	737
Cash and short-term investments at beginning of year	7,279	5,212	4,475

Cash and short-term investments at end of year	$3,103	$7,279	$5,212

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE II—(Continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Going Concern—There is significant uncertainty as to whether Acceptance Insurance Companies Inc. (“AICI”) will be able to meet its cash flow needs. AICI has deferred interest payments on its Trust Preferred Securities, as permitted by the trust agreement and indenture, and has disputed or denied payments of certain other liabilities and commitments. While based upon current expectations AICI would likely have the ability to meet its cash flow needs through December 31, 2003, there can be no assurances considering the significant uncertainties that exist.

The Company aggregates cash and short-term investments with maturity dates of three months or less from the date of purchase for purposes of reporting cash flows.

Included in the Net Investment Income is $1.4 million, $1.8 million and $3.6 million of interest income on surplus notes from subsidiaries for the years ended December 31, 2002, 2001 and 2000, respectively.

Cash payments for interest were $6.4 million, $8.5 million and $8.5 million during the years ended December 31, 2002, 2001 and 2000, respectively.

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In Thousands)

Column A	Column B	Column C	Column D	Column F	Column H	Column I	Column J	Column K
Segments	Deferred Policy Acquisition Costs	Losses and Loss Adjustment Expenses	Unearned Premiums	Premium Revenue	Insurance Losses and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2002:
Agricultural	$—	$10,265	$—	$28,789	$38,496	$—	$77,620	$28,789
Property and Casualty	—	284,856	232	8,316	27,630	—	6,829	7,123

Total	$—	$295,121	$232	$37,105	$66,126	$—	$84,449	$35,912

2001:
Agricultural	$—	$244,919	$—	$80,950	$18,588	$—	$52,219	$80,950
Property and Casualty	—	352,473	23,740	31,147	47,151	13,673	4,372	8,948

Total	$—	$597,392	$23,740	$112,097	$65,739	$13,673	$56,591	$89,898

2000:
Agricultural	$—	$169,384	$—	$53,674	$23,571	$—	$52,666	$53,674
Property and Casualty	7,219	448,507	34,772	132,999	108,033	41,125	5,085	83,407

Total	$7,219	$617,891	$34,772	$186,673	$131,604	$41,125	$57,751	$137,081

Column E—Not Applicable

Column G—Investment income data is not included as management does not allocate investments by segment.

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE V

VALUATION ACCOUNTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In Thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2002	$8,043	$52,453	$4,734	$55,762
Year ended December 31, 2001	$6,281	$2,345	$583	$8,043
Year ended December 31, 2000	$7,037	$1,195	$1,951	$6,281

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCEPTANCE INSURANCE COMPANIES INC.

By:	/s/ JOHN E. MARTIN	Dated: April 9, 2003
John E. Martin President and Chief Executive Officer

By:	/s/ WILLIAM BAXTER	Dated: April 9, 2003
William Baxter Interim Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 9, 2003	/s/ MYRON L. EDLEMAN
Myron L. Edleman, Director

Dated: April 9, 2003	/s/ EDWARD W. ELLIOTT, JR.
Edward W. Elliott, Jr., Director

Dated: April 9, 2003	/s/ JOHN E. MARTIN
John E. Martin, Director

Dated: April 9, 2003	/s/ MICHAEL R. MCCARTHY
Michael R. McCarthy, Chairman and Director

Dated: April 9, 2003	/s/ R. L. RICHARDS
R. L. Richards, Director

Dated: April 9, 2003	/s/ DOUG T. VALASSIS
Doug T. Valassis, Director

Dated: April 9, 2003	/s/ RICHARD L. WEILL
Richard L. Weill, Director

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John E. Martin, certify that:

1.	I have reviewed this annual report on Form 10-K of Acceptance Insurance Companies Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 9, 2003

/s/ JOHN E. MARTIN
John E. Martin President and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William Baxter, certify that:

1.	I have reviewed this annual report on Form 10-K of Acceptance Insurance Companies Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 9, 2003

/s/ WILLIAM BAXTER
William Baxter Interim Chief Financial Officer and Treasurer

ACCEPTANCE INSURANCE COMPANIES INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2002

EXHIBIT INDEX

NUMBER	EXHIBIT DESCRIPTION

3.1

Registrant’s Restated Certificate of Incorporation. Incorporated by reference to Registrant’s Annual Report of Form 10-K for the period ending December 31, 1993, and Amendment thereto, incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1995.

3.2	Restated By-laws of Acceptance Insurance Companies Inc. Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

3.3	Amendment to Restated Bylaws of Acceptance Insurance Companies Inc. Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

4.3	Form of Preferred Security (included in Exhibit 4.8). Incorporated by reference to Form S-3 Registration No. 33-28749, filed July 29, 1997.

4.4	Form of Guarantee Agreement Between Acceptance Insurance Companies Inc. and Bankers Trust Company. Incorporated by reference to Form S-3 Registration No.33-28749, filed July 29, 1997.

4.5	Form of Junior Subordinated Indentures Between Acceptance Insurance Companies Inc. and Bankers Trust Company. Incorporated by reference to Form S-3 Registration No. 33-28749, filed July 29, 1997.

4.6	Certification of Trust of AICI Capital Trust. Incorporated by reference to Form S-3 Registration No. 33-28749, filed July 29, 1997.

4.7	Trust Agreement between Acceptance Insurance Companies Inc. and Bankers Trust (Delaware). Incorporated by reference to Form S-3 Registration No. 33-28749, filed July 29, 1997.

4.8

Form of Amended and Restated Trust Agreement among Acceptance Insurance Companies Inc., Bankers Trust Company and Bankers Trust (Delaware). Incorporated by reference to Form S-3 Registration No. 33-28749, filed July 29, 1997.

4.9

Form of Stock Certificate representing shares of Acceptance Insurance Companies Inc., Common Stock, $.40 par value. Incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10.1

Intercompany Federal Income Tax Allocation Agreement between Acceptance Insurance Holdings Inc. and its subsidiaries and the Registrant dated dated April 12, 1990, and related agreements. Incorporated by reference to Exhibit 10i to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 1990.

10.2

Employment Agreement dated December 14, 1999 between the Registrant and John E. Martin. Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.3	The Registrant’s 1997 Employee Stock Purchase Plan. Incorporated by reference to the Registrant’s Proxy Statement filed on or about April 29, 1997.

10.4

The Registrant’s Employee Stock Ownership and Tax Deferred Savings Plan as merged, amended and restated effective October 1, 1990. Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1990.

10.5

First Amendment to the Registrant’s Employee Stock Ownership and Tax Deferred Savings Plan. Incorporated by reference to Exhibit 99.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10.6

Second Amendment to the Registrant’s Employee Stock Ownership and Tax Deferred Savings Plan. Incorporated by reference to Exhibit 99.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10.7	The Registrant’s 1996 Incentive Stock Option Plan. Incorporated by reference to the Registrant’s Proxy Statement filed on or about May 3, 1996.

10.8	The Registrant’s 2000 Incentive Stock Option Plan. Incorporated by reference to the Registrant’s Proxy Statement filed on or about May 1, 2000.

10.9

Security Agreement and Letter Loan Agreement between Acceptance Insurance Companies Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000.

10.10

Employment Agreement dated as of September 5, 2000 between the Company and Dwayne D. Hallman. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A for the Quarter Ended September 30, 2000.

10.11

The Registrant’s 401(k) Tax Deferred Savings Plan, as amended and restated effective January 1, 2001 (formally known as the Acceptance Insurance Companies Inc. Employee Stock Ownership and Tax Deferred Savings Plan and formally known as the Stoneridge Resources, Inc. Employee Stock Ownership and Tax Deferred Savings Plan). Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Report on schedules of Deloitte & Touche LLP.

99.1	Order of Rehabilitation by the District Court of Lancaster County, Nebraska dated December 20, 2002 regarding American Growers Insurance Company.

99.2	Order of Supervision by the Nebraska Department of Insurance dated December 20, 2002 regarding Acceptance Insurance Company.