Form 10-Q
period 2003-03-31
ACCEPTANCE INSURANCE COMPANIES INC
filed 2003-05-14
CIK 74783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7461

ACCEPTANCE INSURANCE COMPANIES INC.

(Exact name of registrant as specified in its charter)

Delaware	31-0742926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Suite 1600, 300 West Broadway

Council Bluffs, Iowa 51503

(Address of principal executive offices)

(Zip Code)

(712) 328-3918

Registrant’s Telephone Number, Including Area Code:

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

The number of shares of each class of the Registrant’s common stock outstanding on May 12, 2003 was:

Class of Common Stock	No. of Shares Outstanding
Common Stock, $.40 Par Value	14,201,486

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (dollars in thousands except share data)

	March 31, 2003	December 31, 2002
ASSETS
Investments:
Short-term investments, at cost, which approximates market	$2,676	$3,081
Real estate	14	14

	2,690	3,095
Cash	184	22
Receivables, net	1,285	—
Property and equipment, net	—	1,089
Other assets	3,284	3,359

	7,443	7,565

Discontinued operations:
Investments:
Fixed maturities available-for-sale, at fair value	84,533	114,699
Marketable equity securities available-for-sale, at fair value	3,072	7,339
Real estate	3,026	3,026
Short-term investments, at cost, which approximates market	22,906	11,323

	113,537	136,387
Cash	6,605	5,622
Receivables, net	41,291	81,537
Reinsurance recoverable on unpaid losses and loss adjustment expenses	143,402	169,257
Prepaid reinsurance premiums	126	166
Property and equipment, net of accumulated depreciation	2,370	3,003
Other assets	22	55

Discontinued operations	307,353	396,027

	$314,796	$403,592

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$5,153	$3,166
Company-obligated mandatorily redeemable Preferred Securities of AICI Capital Trust, holding solely Junior Subordinated Debentures of the Company	94,875	94,875

	100,028	98,041

Discontinued operations:
Losses and loss adjustment expenses	254,929	295,121
Unearned premiums	160	232
Amounts payable to reinsurers	223	205
Accounts payable and accrued liabilities	16,877	63,857

Discontinued operations	272,189	359,415

Total liabilities	372,217	457,456

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.40 par value, 40,000,000 shares authorized; 15,685,473 shares issued	6,274	6,274
Capital in excess of par value	199,660	199,660
Accumulated other comprehensive income (loss), net of tax	728	705
Accumulated deficit	(233,885)	(230,305)
Treasury stock, at cost, 1,463,591 shares	(29,969)	(29,969)
Contingent stock, 20,396 shares	(229)	(229)

Total stockholders’ equity (deficit)	(57,421)	(53,864)

	$314,796	$403,592

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	2003	2002
Revenues:
Net investment income	$10	$213
Net realized capital gains	334	—

	344	213

Costs and expenses:
General and administrative expenses	236	386

Operating income (loss)	108	(173)

Interest expense	(2,217)	(2,171)

Loss before income taxes and discontinued operations	(2,109)	(2,344)
Income tax expense (benefit):
Current	—	(434)
Deferred	(738)	(386)
Change in valuation allowance	738	—

	—	(820)

Loss from continuing operations	(2,109)	(1,524)
Loss from discontinued operations, net of tax	(1,471)	(2,776)

Net loss	$(3,580)	$(4,300)

Loss per share:
Basic and diluted
Loss from continuing operations	$(0.15)	$(0.11)
Loss from discontinued operations	(0.10)	(0.19)
Net loss	(0.25)	(0.30)

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	2003	2002
Cash flows from operating activities:
Net loss	$(3,580)	$(4,300)
Adjustments to reconcile net loss to net cash from operating activities	3,133	3,971

Net cash from operating activities	(447)	(329)

Cash flows from investing activities:
Sale of property and equipment	204	—

Net cash from investing activities	204	—

Cash flows from financing activities:
Proceeds from issuance of common stock	—	23

Net cash from financing activities	—	23

Net decrease in cash and short-term investments	(243)	(306)
Cash and short-term investments at beginning of period	3,103	7,279

Cash and short-term investments at end of period	$2,860	$6,973

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

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

The Company’s results may be influenced by factors which are largely beyond the Company’s control. Important among such factors are changes in state and federal regulations, decisions by regulators including any increased regulatory control over Acceptance Insurance Company, changes in the reinsurance market, including the ability and willingness of reinsurers to pay claims, changes in tax laws, financial market performance, changes in federal policies or court decisions affecting coverages, changes in the rate of inflation, interest rates and general economic conditions.

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

Going Concern—The Company’s only consolidated insurance subsidiary at December 31, 2002, Acceptance Insurance Company (“AIC”), is regulated by the Nebraska Department of Insurance (“NEDOI”). AIC is currently under supervision by the NEDOI. The NEDOI Director (“Director”) currently has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC. The Company believes increased regulatory control of AIC would have a significant negative impact on the Company.

Additionally, there is significant uncertainty as to whether AIC will be able to meet its future cash flow needs. A major portion of AIC’s investments are pledged and AIC’s ability to meet its cash flow needs will be highly dependent upon AIC’s ability to get significant amounts of pledged funds released. Additionally, AIC’s cash flows are significantly impacted by any changes in the expected payout of insurance losses and loss adjustment expenses. AIC’s ability to meet its cash flow needs is also dependent upon the timely recovery of reinsurance balances, including the favorable resolution of balances currently in dispute. While based upon current expectations AIC would likely have the ability to meet its cash flow needs through March 31, 2004, there can be no assurances considering the significant uncertainties that exist.

There is also significant uncertainty as to whether Acceptance Insurance Companies Inc. (“AICI”) will be able to meet its cash flow needs. AICI has deferred interest payments on its Junior Subordinated Debentures, which in turn deferred the interest on the Trust Preferred Securities issued by AICI Capital Trust, as permitted by the trust agreement and indenture, and has disputed or denied payments of certain other liabilities and commitments. While based upon current expectations AICI would likely have the ability to meet its cash flow needs through March 31, 2004, there can be no assurances considering the significant uncertainties that exist.

Basis of Presentation—The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company’s consolidated financial position as of March 31, 2003 and December 31, 2002, and the results of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002.

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

SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with a determinable useful life will continue to be amortized over that period. The adoption of SFAS No. 142 had no impact on the Company’s financial statements at January 1, 2002. With the adoption of SFAS No. 142 on January 1, 2002 goodwill is no longer amortized and in accordance with SFAS No. 142 the goodwill is tested for impairment annually and between annual tests if an event occurs that would more likely than not reduce the fair value of the reporting unit. During the second quarter of 2002, the Company completed the transitional goodwill impairment test required by SFAS No. 142 and determined that there was no goodwill impairment. As a result of the significant operating losses and the discontinuance of the Agricultural Segment, the Company reevaluated the recoverability of the goodwill and intangible assets during the third and fourth quarters of 2002. Based upon the results of such reviews, it was determined that the intangible asset related to non-competition agreements, approximately $5.7 million, and the goodwill of approximately $30.0 million were impaired and were written down to zero during 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), Accounting for Asset Retirement Obligations. SFAS No. 143 requires recognition on the balance sheet of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of such assets. Additionally, at the time an asset retirement obligation (“ARO”) is recognized, an ARO asset of the same amount is recorded and depreciated. This pronouncement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 had no impact on our consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 resulted in the impairment of certain long-lived assets and the recording of insurance operations as discontinued operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company elected to adopt SFAS No. 146 during 2002. As noted above, the Company exited its Agricultural Segment and Property and Casualty Segment operations during 2002. In the Property and Casualty Segment, the Company expects to incur approximately $1.1 million of employee termination benefits, of which approximately $179,000 have been expensed in discontinued operations—underwriting expenses during the three months ended March 31, 2003 and $131,000 had been expensed in previous periods. During the first quarter of 2003, approximately $87,000 of termination benefits were paid and as of March 31, 2003 the Company has an accrued liability for approximately $223,000.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements of SFAS No. 148.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods ending after December 15, 2002. The adoption of FIN No. 45 had no impact on our consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of certain entities (“variable interest entity”) when control exists through other than voting interests. FIN No. 46 requires that a variable interest entity be consolidated by the holder of the majority of the risks and rewards associated with the activities of the variable interest entity. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, FIN No. 46 is effective for the first interim period beginning after June 15, 2003, and may be applied retroactively or prospectively. The adoption of FIN No. 46 had no impact on our consolidated financial statements.

Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation.

2. RECEIVABLES

At March 31, 2003 and December 31, 2002, the Company had a $27.5 million receivable from AGIC related to the draw down of an Acceptance Insurance Companies Inc. letter of credit by an AGIC reinsurer during the fourth quarter of 2002. Considering the uncertainty regarding the collection of this balance from AGIC, the Company has recorded an allowance for the entire $27.5 million.

At March 31, 2003 the Company had a note receivable carried at fair value of approximately $1.3 million. During the first quarter of 2003, the Company sold its office building and certain contents in Council Bluffs, Iowa. The proceeds included approximately $204,000 of cash and a note receivable with a fair value of approximately $1.3 million and the sale resulted in a gain of approximately $334,000.

3. INCOME TAXES

The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes. The primary components of the Company’s deferred tax assets and liabilities as of March 31, 2003 and December 31, 2002, respectively, are as follows:

	March 31, 2003	December 31, 2002
Losses and loss adjustment expenses	$4,782	$5,624
Allowance for doubtful accounts	19,516	19,516
Net operating loss carryforward	30,557	27,476
Basis difference in AGIC	26,140	26,140
Other	3,774	4,900

Deferred tax asset	84,769	83,656

Unrealized gain on investments available-for-sale	(255)	(247)
Other	(1,176)	(1,242)

Deferred tax liability	(1,431)	(1,489)

	83,338	82,167
Valuation allowance	(83,338)	(82,167)

Net deferred tax asset	$—	$—

The net deferred tax asset is comprised of temporary differences arising from both the Company’s continuing and discontinued operations. AGIC is no longer a consolidated subsidiary of the Company for financial reporting purposes. Accordingly, the specific components of AGIC’s deferred tax assets are not included and the basis difference between the Company’s equity investment in AGIC and AGIC’s tax basis is presented as a separate component as the Company is no longer permanently reinvested in AGIC.

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

Income taxes computed by applying statutory rates to loss before income taxes and discontinued operations are reconciled to the provision for income taxes set forth in the consolidated statements of operations for the three months ended March 31, 2003 and 2002 are as follows:

	2003	2002
Income taxes at statutory rates	$(738)	$(820)
Increase in valuation allowance	738	—

Income tax benefit	$—	$(820)

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

Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and can be called at par value after September 30, 2002. At March 31, 2003 and December 31, 2002, the Company had Preferred Securities of $94.875 million outstanding at a weighted average interest cost of 9.2%.

During the three months ended March 31, 2002 no interest was paid on the Junior Subordinated Debentures as the distribution of interest for the first quarters were due and paid in April 2002. Effective November 18, 2002, the Company elected to defer payment of interest on its Junior Subordinated Debentures, as permitted by the trust agreement and indenture, beginning with the interest payment date on December 31, 2002 until not later than September 30, 2007. The interest payments on the Preferred Securities will be deferred for a corresponding period. As of March 31, 2003 approximately $4.3 million of accrued interest had been deferred.

5. NET LOSS PER SHARE

The	net loss per basic and diluted share for the three months ended March 31, 2003 and 2002 were as follows:

	2003	2002
Loss from continuing operations	$(2,109)	$(1,524)
Loss from discontinued operations	(1,471)	(2,776)

Net loss	$(3,580)	$(4,300)

Weighted average common shares outstanding	14,201	14,437

Loss per share:
Basic and diluted:
Loss from continuing operations	$(0.15)	$(0.11)
Loss from discontinued operations	(0.10)	(0.19)
Net loss	(0.25)	(0.30)

Contingent stock and stock options were not included in the above calculations for the three months ended March 31, 2003 and 2002 due to their antidilutive nature.

6. OTHER COMPREHENSIVE INCOME

Other comprehensive income determined in accordance with SFAS No. 130 for the three months ended March 31, 2003 and 2002 are as follows:

	2003	2002
Net loss	$(3,580)	$(4,300)
Unrealized holding gains (losses) of investments, net of reclassification adjustment	23	(800)
Income tax expense (benefit)	—	(280)

	23	(520)

Other comprehensive loss	$(3,557)	$(4,820)

7. STOCK-BASED COMPENSATION

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. No stock-based employee compensation cost has been recognized in the financial statements as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of the grant.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value for awards under those plans consistent with the method of SFAS No. 123, the Company’s net loss and net loss per share for the three months ended March 31, 2003 and 2002 would have been as indicated below:

	2003	2002
Net loss:
As reported	$(3,580)	$(4,300)
Fair value based method compensation expense	(150)	(261)

Pro forma	$(3,730)	$(4,561)

Net loss per share:
Basic and diluted:
As reported	$(0.25)	$(0.30)
Pro forma	(0.26)	(0.32)

8. DISCONTINUED OPERATIONS—GENERAL

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

Assets and liabilities have been separately classified on the face of the consolidated balance sheets. Operating results for these segments for the three months ended March 31, 2003 and 2002 were as follows:

	2003	2002
Revenues:
Insurance premiums earned	$441	$(291)
Net investment income	984	1,489
Net realized capital gains (losses)	120	(103)

	1,545	1,095

Costs and expenses:
Insurance losses and loss adjustment expenses	692	4,611
Insurance underwriting expenses	2,024	675
Impairment of property and equipment	300	—

	3,016	5,286

Operating loss	(1,471)	(4,191)

Income tax expense (benefit):
Current	—	(1,855)
Deferred	(442)	440
Change in valuation allowance	442	—

	—	(1,415)

Loss from discontinued operations, net of tax	$(1,471)	$(2,776)

The impairment of property and equipment represents the write-off of property and equipment assets utilized in the Agricultural Segment net of expected proceeds. These items were assets of Acceptance Insurance Company (“AIC”) but are not being utilized by any operations of the companies in the consolidated group.

9. DISCONTINUED OPERATIONS—INVESTMENTS

The amortized cost and related estimated fair values of investments in the accompanying consolidated balance sheets are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2003:
Fixed maturities available-for-sale:
U.S. Treasury and government securities	$52,492	$1,152	$—	$53,644
Other debt securities	30,380	683	174	30,889

	$82,872	$1,835	$174	$84,533

Marketable equity securities—preferred stock	$831	$4	$—	$835

Marketable equity securities—common stock	$3,174	$1	$938	$2,237

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2002:
Fixed maturities available-for-sale:
U.S. Treasury and government securities	$59,744	$1,472	$—	$61,216
Other debt securities	53,137	1,198	852	53,483

	$112,881	$2,670	$852	$114,699

Marketable equity securities—preferred stock	$2,500	$—	$317	$2,183

Marketable equity securities—common stock	$5,952	$69	$865	$5,156

As required by insurance regulatory laws, certain fixed maturities with an estimated fair value of approximately $7.5 million at March 31, 2003 were deposited in trust with regulatory agencies. Additionally, at March 31, 2003, approximately $45.8 million of fixed maturities available-for-sale and $15.4 million of short-term investments were pledged to Clarendon to secure the Company’s obligations under reinsurance agreements and approximately $11.2 million of fixed maturities available-for-sale and $600,000 of short-term investments were pledged to McM to secure the Company’s net obligations under the reinsurance agreements (See Note 14).

10. DISCONTINUED OPERATIONS—INSURANCE PREMIUMS AND CLAIMS

Insurance premiums written and earned by the Company’s insurance subsidiaries for the three months ended March 31, 2003 and 2002 were as follows:

	2003	2002
Direct premiums written	$240	$60,915
Assumed premiums written	391	(665)
Ceded premiums written	(222)	(61,011)

Net premiums written	$409	$(761)

Direct premiums earned	$288	$63,878
Assumed premiums earned	415	5,639
Ceded premiums earned	(262)	(69,808)

Net premiums earned	$441	$(291)

Net insurance losses and loss adjustment expenses have been increased by ceded losses and loss adjustment expenses of $4.1 million for the three months ended March 31, 2003 and reduced by ceded losses and loss adjustment expenses of approximately $102.3 million for the three months ended March 31, 2002.

11. DISCONTINUED OPERATIONS—REINSURANCE

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

The Company reinsures certain portions of business written by Clarendon, Redland, AIIC and ACIC (See Note 14). Under these reinsurance agreements, the Company assumes business after Clarendon, Redland, AIIC, and ACIC cessions to outside reinsurers. However, the Company is contingently liable for any uncollectible amounts due from these outside reinsurers related to business produced and managed by the Company.

As of December 31, 2002 the Company has outstanding reinsurance recoverables from Constitution Insurance Company (“CIC”) of approximately $26.2 million and is contingently liable for AIIC and Redland reinsurance recoverables from CIC totaling approximately $2.8 million. CIC had its financial strength rating lowered by A.M. Best from A- (Excellent) to B- (Fair) during the fourth quarter of 2002. In January 2003, in response to a request from CIC’s parent to withdraw from the rating process, A.M. Best withdrew its financial strength rating of B- and assigned CIC and its parent an NR-3 rating (Rating Procedure Inapplicable). As of March 31, 2003 CIC continues to make payments to the Company for reinsurance billings and accordingly, no allowance for doubtful accounts or liability has been established for these balances.

In September 2001 the Company initiated an arbitration proceeding to recover from a pool of solvent reinsurers sums the Company believes are due under a workers’ compensation insurance program of the Company written on Redland. The Company is contingently liable to Redland for amounts due from these reinsurers. At December 31, 2002 the Company is contingently liable for approximately $20.4 million due from these reinsurers and approximately $5.1 million conditionally paid by the reinsurers but still subject to the outcome of the arbitration. While as of March 31, 2003 the Company believes the reinsurers will be required to pay amounts due and, accordingly, a liability has not been established for these reinsurance recoveries, the ultimate outcome cannot be predicted at this time.

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

12. DISCONTINUED OPERATIONS—REGULATORY MATTERS

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

The National Association of Insurance Commissioners has established risk-based capital (“RBC”) standards. RBC standards are designed to measure the acceptable level of capital an insurer should have, based on the inherent and specific risks of each insurer. As of March 31, 2003 and December 31, 2002, AIC had negative surplus, resulting in a RBC at the mandatory control level. Under the mandatory control level, the Director may take such actions as necessary to place AIC under regulatory control under the Nebraska Insurers Supervision, Rehabilitation, and Liquidation Act. Since AIC is currently in run-off, the Director is permitted to allow AIC to continue its run-off under supervision of the NEDOI. While AIC is currently in supervision, the Director currently has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC. The Company believes increased regulatory control of AIC would have a significant negative impact on the Company.

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

13. DISCONTINUED OPERATIONS—BUSINESS SEGMENTS

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

The Company’s results have been significantly impacted by its crop business, particularly its MPCI line. Estimated results from MPCI and related products are not generally recorded until after the crops are harvested and final market prices are established. Due to the nature of several of the Crop Revenue Coverage (“CRC”) products whereby results are based on the market prices of various commodities in the fourth quarter, as well as yields, and the significance of CRC as a percentage of MPCI, the Company recorded its initial estimate of profit or loss for MPCI and related products in the fourth quarter of 2001. Due to the significance of known and estimatible losses for the 2002 crop year, the Company recorded its initial estimate of loss for MPCI and related products in the third quarter of 2002. Any changes in estimates typically occur during the following two to three quarters, after the claim adjustment process is substantially complete.

Management evaluates the performance of and allocates its resources to its segments based on underwriting earnings (loss). Underwriting earnings (loss) is comprised of insurance premiums earned less insurance losses and loss adjustment expenses and insurance underwriting expenses. Management does not utilize assets as a significant measurement tool for evaluating segments.

Segment insurance premiums earned and segment underwriting earnings (loss) for the three months ended March 31, 2003 and 2002 are as follows:

	Agricultural Insurance	Property and Casualty Insurance	Total
2003
Insurance premiums earned	$—	$441	$441

Underwriting earnings (loss)	$—	$(2,275)	$(2,275)

2002
Insurance premiums earned	$(4,055)	$3,764	$(291)

Underwriting earnings (loss)	$(3,787)	$(1,790)	$(5,577)

14. DISCONTINUED OPERATIONS—SALE OF SUBSIDIARIES AND PROPERTY AND CASUALTY BUSINESS AND RELATED GUARANTEES

The Company sold its wholly owned subsidiary, Redland Insurance Company (“Redland”), to Clarendon National Insurance Company (“Clarendon”) effective as of July 1, 2000. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries, to a wholly owned subsidiary of Acceptance Insurance Companies Inc. The transaction included the appointment of other Company subsidiaries as a producer and administrator for the business the Company wrote through Clarendon and Redland. The Company also reinsures certain portions of the business written by Clarendon and Redland. At March 31, 2003, approximately $45.8 million of fixed maturities available-for-sale and $15.4 million of short-term investments were placed in a trust and pledged to Clarendon to secure the Company’s obligations under reinsurance agreements. Under these reinsurance agreements, the Company assumes business from Clarendon and Redland after cessions to outside reinsurers (“Clarendon Reinsurers”). The Company is contingently liable for any uncollectible amounts due from Clarendon Reinsurers related to this business. At March 31, 2003, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers, which are not included on the consolidated balance sheets of the Company, totaled approximately $106 million.

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

As of July 1, 2001, the Company sold two wholly owned insurance companies to McM Corporation, a Raleigh, North Carolina based insurance holding company (“McM”). The two companies, Acceptance Indemnity Insurance Company (“AIIC”) and Acceptance Casualty Insurance Company (“ACIC”), underwrote primarily Property and Casualty Segment insurance. The Company reinsures certain portions of the business written by AIIC and ACIC. As of March 31, 2003 approximately $11.2 million of fixed maturities available-for-sale and $600,000 of short-term investments were placed in a trust and pledged to McM to secure the Company’s net obligations under the reinsurance agreements. Under these reinsurance agreements, the Company assumes business from AIIC and ACIC after cessions to outside reinsurers (“AIIC Reinsurers”). The Company is contingently liable for any uncollectible amounts due from AIIC Reinsurers related to this business. At March 31, 2003, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers, which are not included on the consolidated balance sheets of the Company, totaled approximately $36 million.

As of May 1, 2001 the Company engaged Berkley Risk Administrators Company (“BRAC”) to manage the adjustment and completion of all remaining Property and Casualty Segment claims. BRAC has employed certain persons previously employed by the Company.

15. DISCONTINUED OPERATIONS—ACQUISITION OF IGF CROP INSURANCE ASSETS

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

The acquisition was accounted for by the purchase method of accounting and, accordingly, the consolidated statements of operations include the acquired crop results beginning June 6, 2001. The assets acquired and recognition of liabilities directly related to the acquisition of $34.2 million and $6.8 million, respectively, were recorded at estimated fair values as determined by the Company’s management. The Company’s purchase price allocation included $18.3 million of goodwill and $10.1 million of intangible assets. The assets acquired and recognition of liabilities directly related to the acquisition and the allocation of the purchase price was revised in the second quarter of 2002 based upon final determination of fair values. During the third and fourth quarters of 2002, it was determined that the intangible asset related to non-competition agreements and goodwill were impaired and these assets were written down to zero.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The principal lines of the Company’s Agricultural Segment were Multi-Peril Crop Insurance (“MPCI”), supplemental coverages, and named peril insurance. MPCI is a federally subsidized risk management program designed to encourage agricultural producers to manage their risk through the purchase of insurance policies. MPCI provides the agricultural producers with yield coverage for crop damage from substantially all natural perils. Crop Revenue Coverage (“CRC”) is an extension of the MPCI program that provides a producer of crops with varying levels of insurance protection against loss of revenues caused by changes in crop prices, low yields, or a combination of the two. As used herein, the term MPCI includes CRC, unless the context indicates otherwise.

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

During 2002, the operations of the Agricultural Segment were discontinued and AGIC was placed in rehabilitation by the District Court of Lancaster County, Nebraska. In rehabilitation, AGIC and its subsidiaries ceased to be under the control of the Company and are not included as consolidated subsidiaries of the Company at March 31, 2003 and December 31, 2002. As the Company’s equity interest in AGIC and its subsidiaries are negative, the Company has reflected its investment in AGIC and its subsidiaries at fair market value of zero as the Company is no longer responsible for AGIC’s net liabilities. The Company does not expect to be materially impacted by the discontinued operations of the Agricultural Segment in the future.

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

As of March 31, 2003 and December 31, 2002 the only remaining consolidated insurance company of Acceptance Insurance Companies Inc. (“AICI”) is Acceptance Insurance Company (“AIC”). The Nebraska Department of Insurance Director (“Director”) entered an administrative Order of Supervision with respect to AIC on December 20, 2002 and AIC currently is operating pursuant to that Order. Under the Order of Supervision, AIC is required to pay all costs incurred by the Supervisor, AIC may not accept or renew any insurance business and may not perform any activities beyond those that are routine in the day-to-day conduct of its runoff business without prior approval of the Director or Supervisor. The Director currently has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC. The Company believes increased regulatory control of AIC would have a significant negative impact on the Company.

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

Forward-Looking Information

Except for the historical information contained in this Quarterly Report on Form 10-Q, matters discussed herein may constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking information reflects the Company’s current best estimates regarding future operations, but, as these are only estimates, actual results may differ materially from such estimates.

A variety of events, most of which are outside the control of the Company, cannot be accurately predicted and may materially impact estimates of future operations. Important among such factors are changes in state and federal regulations, decisions by regulators including any increased regulatory control over Acceptance Insurance Company, changes in the reinsurance market, including the ability and willingness of reinsurers to pay claims, changes in tax laws, financial market performance, changes in federal policies or court decisions affecting coverages, changes in the rate of inflation, interest rates and general economic conditions.

The only consolidated insurance subsidiary of AICI at December 31, 2002, AIC, is regulated by the Nebraska Department of Insurance (“NEDOI”). AIC is currently under supervision by the NEDOI. The Director currently has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC. The Company believes increased regulatory control of AIC would have a significant negative impact on the Company.

Additionally, there is significant uncertainty as to whether AIC will be able to meet its future cash flow needs. A major portion of AIC’s investments are pledged to states and to acquirers of former Company affiliates and AIC’s ability to meet its cash flow needs will be highly dependent upon AIC’s ability to get significant amounts of pledged funds released. Additionally, AIC’s cash flows are significantly impacted by any changes in the expected payout of insurance losses and loss adjustment expenses. AIC’s ability to meet its cash flow needs is also dependent upon the timely recovery of reinsurance balances, including the favorable resolution of balances currently in dispute. While based upon current expectations AIC would likely have the ability to meet its cash flow needs through March 31, 2004, there can be no assurances considering the significant uncertainties that exist.

There is also significant uncertainty as to whether AICI will be able to meet its cash flow needs. AICI has deferred interest payments on its Junior Subordinated Debentures, which in turn deferred the interest on the Trust Preferred Securities issued by AICI Capital Trust, as permitted by the trust agreement and indenture, and has disputed or denied payments of certain other liabilities and commitments. While based upon current expectations AICI would likely have the ability to meet its cash flow needs through March 31, 2004, there can be no assurances considering the significant uncertainties that exist.

Forward-looking information set forth herein does not take into account any impact from the various factors noted above which may affect future results.

Results of Operations

Three Months Ended March 31, 2003

Compared to Three Months Ended March 31, 2002

The Company’s net loss decreased to $3.6 million, or $0.25 per share, for the three months ended March 31, 2003 from $4.3 million, or $0.30 per share, for the three months ended March 31, 2002. Loss before income taxes and discontinued operations were approximately $2.1 million and $2.3 million for the three months ended March 31, 2003 and 2002, respectively. During the first quarter of 2003, the Company sold its office building and certain contents in Council Bluffs, Iowa. The proceeds included approximately $204,000 of cash and a note receivable with a fair value of approximately $1.3 million and the sale resulted in a gain of approximately $334,000. During the three months ended March 31, 2002 the income tax benefit from continuing operations was approximately $820,000. During the three months ended March 31, 2003 there was no income tax benefit or expense as the change in valuation allowance offset the deferred tax benefit.

The loss from discontinued operations, net of tax, decreased from $2.8 million during the three months ended March 31, 2002 to $1.5 million for the three months ended March 31, 2003. Included in the discontinued operations was the underwriting loss for the Property and Casualty Segment of $2.3 million and $1.8 million for the three months ended March 31, 2003 and 2002, respectively and the underwriting loss for the Agricultural Segment of zero and $3.8 million for the three months ended March 31, 2003 and 2002, respectively. The Company was not impacted in the first quarter of 2003 and does not expect to be materially impacted by the discontinued operations of the Agricultural Segment in the future (See “General”).

MPCI underwriting results accounted for $3.7 million of the Agricultural Segment underwriting loss for the three months ended March 31, 2002. The Company recorded its 2001 crop year initial estimate of profit or loss for MPCI and related products in the fourth quarter of 2001. Any changes in such estimates typically occurred during the first two quarters of the following year after the claim adjustment process was substantially complete. Accordingly, the first quarter of 2002 underwriting results for the MPCI business is generally comprised of any adjustments to prior year MPCI results.

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

During the past few years, the Company discontinued or sold all remaining Property and Casualty Segment business. In March 2001, the Company sold a significant portion of its property and casualty business to Insurance Corporation of Hannover and in May 2001, the Company sold several of the remaining lines of business to McM Corporation and to American Reliable Insurance Company (See “Sale of Subsidiaries and Property and Casualty Segment Business and Related Guarantees”). Accordingly, the net premiums earned in the Property and Casualty Segment decreased from approximately $3.8 million for the three months ended March 31, 2002 to $441,000 for the three months ended March 31, 2003.

The Company’s Property and Casualty Segment had an underwriting loss of approximately $2.3 million and $1.8 million for the three months ended March 31, 2003 and 2002, respectively. The results for the first quarter of 2003 included a reserve strengthening of approximately $692,000, primarily for auto liability claims. The results for the first quarter of 2002 included a reserve strengthening of approximately $831,000, primarily for general liability claims.

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

During the three months ended March 31, 2003 the Company impaired approximately $300,000 of property and equipment related to the write-off of crop related property and equipment assets net of expected proceeds. These items were assets of Acceptance Insurance Company (“AIC”) but were not being utilized by any operations of the companies in the consolidated group.

The Company’s net investment income related to discontinued operations declined from approximately $1.5 million for the three months ended March 31, 2002 to approximately $1.0 million for the three months ended March 31, 2003. This decrease in investment income was primarily a result of the continuing decline in the size of the investment portfolio.

During the three months ended March 31, 2002 the income tax benefit from discontinued operations was approximately $1.4 million. During the three months ended March 31, 2003 there was no income tax benefit or expense from discontinued operations as the change in valuation allowance offset the deferred tax benefit.

Liquidity and Capital Resources

The Company has included a discussion of the liquidity and capital resources requirement of the Company and the Company’s insurance subsidiary.

The Company—Parent Only

As an insurance holding company, the AICI’s assets consist primarily of the equity interest in AIC, a surplus note issued by AIC and investments held at the holding company level. The Company’s liquidity needs are primarily to service debt and pay operating expenses.

At March 31, 2003 the Company has $2.9 million in cash and short-term investments. The Company also holds a surplus note for $20 million issued by AIC, bearing interest at the rate of 9% per annum payable quarterly. The Company does not expect to have access to any surplus note interest payments or dividend payments from AIC as these payments would require NEDOI approval as AIC is currently under the supervision of the NEDOI.

During the first quarter of 2003, the Company sold its office building and certain contents in Council Bluffs, Iowa. The proceeds included approximately $204,000 of cash and a note receivable with a fair value of approximately $1.3 million.

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

Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and can be called at par value after September 30, 2002, all as described in the Junior Debenture Indenture. At March 31, 2003 and December 31, 2002 the Company had Preferred Securities of $94.875 million outstanding at a weighted average interest cost of 9.2%.

During the three months ended March 31, 2002 no interest was paid on the Junior Subordinated Debentures as the distribution of interest for the first quarters were due and paid in April 2002. Effective November 18, 2002, the Company elected to defer payment of interest on its Junior Subordinated Debentures, as permitted by the trust agreement and indenture, beginning with the interest payment date on December 31, 2002 until not later than September 30, 2007. The interest payments on the Preferred Securities will be deferred for a corresponding period. As of March 31, 2003 approximately $4.3 million of accrued interest had been deferred.

There is significant uncertainty as to whether the Company will be able to meet its cash flow needs. As noted above, the Company has deferred interest payments on its Trust Preferred Securities and additionally, the Company has disputed or denied payment of certain other liabilities and commitments. While based upon current expectations AICI would likely have the ability to meet its cash flow needs through March 31, 2004, there can be no assurances considering the significant uncertainties that exist.

Acceptance Insurance Company

The Company’s only consolidated insurance subsidiary at March 31, 2003 is AIC. The principal liquidity needs of AIC are to fund losses and loss adjustment expense payments and operating expenses related to the run-off of its operations. The available sources to fund these requirements are cash flows from the Company’s investment activities.

The Company’s investment portfolio is primarily comprised of fixed maturities and short-term investments. At March 31, 2003, approximately $72.9 million of fixed maturity securities and short-term investments were placed in a trust and pledged in order to secure the Company’s obligations under reinsurance agreements. The agreements provide for the release of the pledged securities as the obligations under the reinsurance agreements decrease. However, if the Company is unsuccessful in obtaining the release of pledged securities, the Company’s liquidity would suffer a significant negative impact. See “Sale of Subsidiaries and Property and Casualty Segment Business and Related Guarantees” for additional information. Additionally, as required by insurance regulatory laws, certain fixed maturity securities with an estimated fair value of approximately $7.5 million at March 31, 2003 were deposited in trust with regulatory agencies.

There is significant uncertainty as to whether AIC will be able to meet its future cash flow needs. As noted above, a major portion of AIC’s investments are pledged and AIC’s ability to meet its cash flow needs will be highly dependent upon AIC’s ability to get significant amounts of pledged funds released. Additionally, AIC’s cash flows are significantly impacted by any changes in the expected payout of insurance losses and loss adjustment expenses. AIC’s ability to meet its cash flow needs is also dependent upon the timely recovery of reinsurance balances, including the favorable resolution of balances currently in dispute. While based upon current expectations AIC would likely have the ability to meet its cash flow needs through March 31, 2004, there can be no assurances considering the significant uncertainties that exist.

Changes in Financial Condition

The Company’s stockholders’ deficit increased by approximately $3.6 million from December 31, 2002 to March 31, 2003. The principal component of this increase was a net loss of $3.6 million for the three months ended March 31, 2003.

Consolidated Cash Flows

Cash used by operating activities was approximately $447,000 and $329,000 during the three months ended March 31, 2003 and 2002, respectively. The Company expects negative cash flows from operating activities as the Company runs off its operations. See “The Parent—Company Only” and “Acceptance Insurance Company” regarding uncertainties of the Company to meet its ongoing cash flow needs.

Inflation

The Company does not believe that inflation has had a material impact on its consolidated financial condition or the results of operations.

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

The acquisition was accounted for by the purchase method of accounting and, accordingly, the statements of operations include the acquired crop results beginning June 6, 2001. The assets acquired and recognition of liabilities directly related to the acquisition of $34.2 million and $6.8 million, respectively, were recorded at estimated fair values as determined by the Company’s management. The Company’s purchase price allocation included $18.3 million of goodwill and $10.1 million of intangible assets. The assets acquired and recognition of liabilities directly related to the acquisition and the allocation of the purchase price was revised in the second quarter of 2002 based upon final determination of fair values. During 2002, it was determined that the intangible asset related to non-competition agreements and goodwill were impaired and these assets were written down to zero.

Sale of Subsidiaries and Property and Casualty Segment Business and Related Guarantees

The Company sold its wholly owned insurance subsidiary, Redland Insurance Company (“Redland”), to Clarendon National Insurance Company (“Clarendon”) effective as of July 1, 2000. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries, to a wholly owned subsidiary of AICI. The transaction included the appointment of other Company subsidiaries as a producer and administrator for the business the Company wrote through Clarendon and Redland. The Company also reinsures certain portions of the business written by Clarendon and Redland. At March 31, 2003, approximately $45.8 million of fixed maturities available-for-sale and $15.4 million of short-term investments were placed in a trust and pledged to Clarendon to secure the Company’s obligations under reinsurance agreements. Under these reinsurance agreements, the Company assumes business from Clarendon and Redland after cessions to outside reinsurers (“Clarendon Reinsurers”). The Company is contingently liable for any uncollectible amounts due from Clarendon Reinsurers related to this business. At December 31, 2002, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers, which are not included on the balance sheet of the Company, totaled approximately $106 million.

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

As of July 1, 2001, the Company sold two wholly owned insurance companies to McM Corporation (“McM”), a Raleigh, North Carolina based insurance holding company. The two companies, Acceptance Indemnity Insurance Company (“AIIC”) and Acceptance Casualty Insurance Company (“ACIC”), underwrote primarily Property and Casualty Segment insurance. The Company reinsures certain portions of the business written by AIIC and ACIC. As of March 31, 2003 approximately $11.2 million of fixed maturities available-for-sale and $600,000 of short-term investments were placed in a trust and pledged to McM to secure the Company’s net obligations under the reinsurance agreements. Under these reinsurance agreements, the Company assumes business from AIIC and ACIC after cessions to outside reinsurers (“AIIC Reinsurers”). The Company is contingently liable for any uncollectible amounts due from AIIC Reinsurers related to this business. At March 31, 2003, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers, which are not included on the balance sheet of the Company, totaled approximately $36 million.

As of May 1, 2001 the Company engaged Berkley Risk Administrators Company (“BRAC”) to manage the adjustment and completion of all remaining Property and Casualty Segment claims. BRAC has employed certain persons previously employed by the Company.

Recent Statements of Financial Accounting Standards

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

SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with a determinable useful life will continue to be amortized over that period. The adoption of SFAS No. 142 had no impact on the Company’s financial statements at January 1, 2002. With the adoption of SFAS No. 142 on January 1, 2002 goodwill is no longer amortized and in accordance with SFAS No. 142 the goodwill is tested for impairment annually and between annual tests if an event occurs that would more likely than not reduce the fair value of the reporting unit. During the second quarter of 2002, the Company completed the transitional goodwill impairment test required by SFAS No. 142 and determined that there was no goodwill impairment. As a result of the significant operating losses and the discontinuance of the Agricultural Segment, the Company reevaluated the recoverability of the goodwill and intangible assets during the third and fourth quarters of 2002. Based upon the results of such reviews, it was determined that the intangible asset related to non-competition agreements, approximately $5.7 million, and the goodwill of approximately $30.0 million were impaired and were written down to zero during 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), Accounting for Asset Retirement Obligations. SFAS No. 143 requires recognition on the balance sheet of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of such assets. Additionally, at the time an asset retirement obligation (“ARO”) is recognized, an ARO asset of the same amount is recorded and depreciated. This pronouncement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 had no impact on our consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 resulted in the impairment of certain long-lived assets and the recording of insurance operations as discontinued operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company elected to adopt SFAS No. 146 during 2002. As noted above, the Company exited its Agricultural Segment and Property and Casualty Segment operations during 2002. In the Property and Casualty Segment, the Company expects to incur approximately $1.1 million of termination benefits, of which approximately $179,000 have been expensed in discontinued operations—underwriting expenses during the three months ended March 31, 2003 and $131,000 had been expensed in previous periods. During the first quarter of 2003, approximately $87,000 of termination benefits were paid and as of March 31, 2003 the Company has an accrued liability for approximately $223,000.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements of SFAS No. 148.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods ending after December 15, 2002. The adoption of FIN No. 45 had no impact on our consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of certain entities (“variable interest entity”) when control exists through other than voting interests. FIN No. 46 requires that a variable interest entity be consolidated by the holder of the majority of the risks and rewards associated with the activities of the variable interest entity. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, FIN No. 46 is effective for the first interim period beginning after June 15, 2003, and may be applied retroactively or prospectively. The adoption of FIN No. 46 had no impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company’s consolidated balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. The Company currently has interest rate risk as it relates to its fixed maturity securities and equity price risk as it relates to its marketable equity securities. The Company’s market risk sensitive instruments are entered into for purposes other than trading.

At March 31, 2003 and December 31, 2002 the Company had $84.5 million and $114.7 million, respectively, of fixed maturity investments that were subject to market risk. At March 31, 2003 and December 31, 2002 the Company had $3.1 million and $7.3 million, respectively, of marketable equity securities that were subject to market risk. The Company’s investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

The Company uses two models to analyze the sensitivity of its market risk assets. For its fixed maturity securities, the Company uses duration modeling to calculate changes in fair value. For its marketable equity securities, the Company uses a hypothetical 20% decrease in the fair value of these securities. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because fair values of securities may be affected by credit concerns of the issuer, prepayment speeds, liquidity of the security and other general market conditions. The sensitivity analysis duration model used by the Company produces a loss in fair value of $900,000 and $1.6 million on its fixed maturity securities as of March 31, 2003 and December 31, 2002, respectively, based on a 100 basis point increase in interest rates. The hypothetical 20% decrease in fair value of the Company’s marketable equity securities produces a loss in fair value of $600,000 and $1.5 million as of March 31, 2003 and December 31, 2002, respectively.

Item 4. Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company’s President and Chief Executive Officer (the “CEO”) and the Chief Financial Officer and Treasurer (the “CFO”) have concluded the Company’s disclosure controls and procedures are effective. During 2002 the Company downsized its internal audit department. In 2003 the Company eliminated its internal audit department with the expectation to replace its functions with a management compliance committee. There have been no significant changes in the Company’s internal controls or in other factors, including the elimination of the internal audit department, that could significantly affect these controls subsequent to the date of the evaluation.

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

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

The Company intends to continue vigorously contesting this action and believes Plaintiffs’ allegations are without merit. Nevertheless, the ultimate outcome of this action cannot be predicted at this time and the Company currently is unable to determine the potential effect of this litigation on its consolidated financial position, results of operations or cash flows.

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

While the Company will continue to vigorously pursue its claim in this arbitration, there can be no assurance regarding the outcome of this arbitration proceeding.

Item 5. Other Information

The Officers’ Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 has been filed with the Securities and Exchange Commission as correspondence.

Because the Company is much smaller, with far more narrow interests, the Board of Directors determined the number of Directors should be reduced to four effective April 30, 2003. Accordingly, Myron L. Edleman, Michael R. McCarthy and Richard L. Weill resigned as Directors effective April 30, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index.

(b)	Form 8-K

The following Current Reports on Form 8-K have been filed during the last fiscal quarter of the period covered by this Report:

Item	Financial Statements Filed	Date of Report
Item 5. Other Events.	No	January 22, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCEPTANCE INSURANCE COMPANIES INC.

By:	/S/ JOHN E. MARTIN	Dated: May 12, 2003
John E. Martin President and Chief Executive Officer

By:	/S/ GARY N. THOMPSON	Dated: May 12, 2003
Gary N. Thompson Chief Financial Officer and Treasurer

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

Date: May 12, 2003

/S/ JOHN E. MARTIN
John E. Martin President and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary N. Thompson, certify that:

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

Date: May 12, 2003

/S/ GARY N. THOMPSON
Gary N. Thompson Chief Financial Officer and Treasurer

ACCEPTANCE INSURANCE COMPANIES INC.

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2003

EXHIBIT INDEX

NUMBER	EXHIBIT DESCRIPTION

10.1	Employment Agreement dated as of April 11, 2003 between the Company and Gary N. Thompson.

10.2	Employment Agreement dated as of April 22, 2003 between the Company and John E. Martin.