Form 10-Q
period 2003-06-30
ACCEPTANCE INSURANCE COMPANIES INC
filed 2003-08-14
CIK 74783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

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

The number of shares of each class of the Registrant’s common stock outstanding on August 12, 2003 was:

Class of Common Stock	No. of Shares Outstanding
Common Stock, $.40 Par Value	14,201,486

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (dollars in thousands except share data)

	June 30, 2003	December 31, 2002
ASSETS

Cash and cash equivalents	$1,481	$3,103
Restricted cash equivalents	1,127	—
Receivables, net	1,305	—
Property and equipment, net	—	1,089
Other assets	3,349	3,373

	7,262	7,565

Discontinued operations:
Investments:
Fixed maturities available-for-sale, at fair value	71,583	114,699
Marketable equity securities available-for-sale, at fair value	1,615	7,339
Real estate	3,026	3,026

	76,224	125,064
Cash and cash equivalents	25,068	16,945
Receivables, net	47,622	81,537
Reinsurance recoverable on unpaid losses and loss adjustment expenses	134,565	169,257
Prepaid reinsurance premiums	101	166
Property and equipment, net of accumulated depreciation	1,737	3,003
Other assets	286	55

Discontinued operations	285,603	396,027

	$292,865	$403,592

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable and accrued liabilities	$749	$993
Accrued interest on Junior Subordinated Debentures	6,587	2,173
Company-obligated mandatorily redeemable Preferred Securities of AICI Capital Trust, holding solely Junior Subordinated Debentures of the Company	94,875	94,875

	102,211	98,041

Discontinued operations:
Losses and loss adjustment expenses	242,534	295,121
Unearned premiums	128	232
Amounts payable to reinsurers	257	205
Accounts payable and accrued liabilities	16,123	63,857

Discontinued operations	259,042	359,415

Total liabilities	361,253	457,456

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.40 par value, 40,000,000 shares authorized; 15,685,473 shares issued	6,274	6,274
Capital in excess of par value	199,660	199,660
Accumulated other comprehensive income, net of tax	829	705
Accumulated deficit	(244,953)	(230,305)
Treasury stock, at cost, 1,463,591 shares	(29,969)	(29,969)
Contingent stock, 20,396 shares	(229)	(229)

Total stockholders’ equity (deficit)	(68,388)	(53,864)

	$292,865	$403,592

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	Three Months		Six Months
	2003	2002	2003	2002
Revenues:
Net investment income	$25	$194	$35	$407
Net realized capital gains	—	—	334	—

	25	194	369	407

Costs and expenses:
General and administrative expenses	484	349	720	735

Operating loss	(459)	(155)	(351)	(328)

Interest expense	(2,263)	(2,172)	(4,480)	(4,343)

Loss before income taxes and discontinued operations	(2,722)	(2,327)	(4,831)	(4,671)

Income tax expense (benefit):
Current	—	—	—	(434)
Deferred	(953)	(815)	(1,691)	(1,201)
Change in valuation allowance	953	—	1,691	—

	—	(815)	—	(1,635)

Loss from continuing operations	(2,722)	(1,512)	(4,831)	(3,036)

Loss from discontinued operations, net of tax	(8,346)	(3,648)	(9,817)	(6,424)

Net loss	$(11,068)	$(5,160)	$(14,648)	$(9,460)

Loss per share:
Basic and diluted
Loss from continuing operations	$(0.19)	$(0.10)	$(0.34)	$(0.21)
Loss from discontinued operations	(0.59)	(0.25)	(0.69)	(0.44)
Net loss	(0.78)	(0.36)	(1.03)	(0.66)

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	2003	2002
Cash flows from operating activities:
Net loss	$(14,648)	$(9,460)
Adjustments to reconcile net loss to net cash from operating activities	13,949	6,633

Net cash from operating activities	(699)	(2,827)

Cash flows from investing activities:

Increase in restricted cash and cash equivalents	(1,127)	—
Sale of property and equipment	204	—

Net cash from investing activities	(923)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	—	49

Net cash from financing activities	—	49

Net decrease in cash and cash equivalents	(1,622)	(2,778)

Cash and cash equivalents at beginning of period	3,103	7,279

Cash and cash equivalents at end of period	$1,481	$4,501

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

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

Going Concern—The Company’s only remaining consolidated insurance subsidiary at June 30, 2003, Acceptance Insurance Company (“AIC”), is regulated by the Nebraska Department of Insurance (“NEDOI”). AIC is currently under supervision by the NEDOI. The NEDOI Director (“Director”) currently has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC. The Company believes that an Order of Rehabilitation would have a significant negative impact on the Company and that an Order of Liquidation would have a material adverse effect on the Company.

In August 2003, the NEDOI orally informed the Company of the results of a draft report regarding AIC’s loss and loss adjustment expense reserves at December 31, 2002 prepared by an outside actuary engaged by the NEDOI in connection with the NEDOI’s triennial examination of AIC. The NEDOI informed the Company of the range of estimated adequate loss reserves for AIC at December 31, 2002 determined by the NEDOI’s outside actuary in the draft report. This range of estimated reserves, including the lower amount of the estimate, is significantly higher than the estimate of adequate loss reserves at December 31, 2002 determined by the Company and the independent actuary engaged by the Company to review the Company’s loss reserving process and reserve estimates. The Company has not yet received the final written report of the NEDOI’s outside actuary. Although the Company believes it will receive this final written report during the third quarter of 2003, there can be no assurance as to when it will receive the report.

Upon receipt of the report by the NEDOI’s outside actuary, the Company will review fully this report. Upon completion of this review, the Company will decide to take the course of action that is in the best interests of the Company based all relevant factors, including any reasonable basis for protesting the report and what action, if any, is taken by the NEDOI. At this time, there can be no assurance as to what actions, if any, the NEDOI will take in connection with this report. If the NEDOI does take action there can be no assurance as to when it may do so or how long it may take to complete any such action; however, the Company believes that if the NEDOI takes any action, it would initiate such action during the third or fourth quarter of 2003. The Director currently has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC and regardless of the reserve estimate by the NEDOI’s outside actuary. The Company believes that an Order of Rehabilitation would have a significant negative impact on the Company and that an Order of Liquidation would have a material adverse effect on the Company. If the NEDOI seeks and obtains an Order of Rehabilitation or Order of Liquidation, the Company will decide to take the course of action that is in the best interests of the Company based on all relevant factors. The Company believes that its possible options will range from no action to filing bankruptcy depending on what type of order, if any, is sought and obtained by the NEDOI, what actions the NEDOI takes pursuant to any such order and all other factors relevant to taking the actions that are in the best interests of the Company. The filing of a bankruptcy proceeding would constitute an event of default under the trust agreement for the Trust Preferred Securities.

Additionally, there is significant uncertainty as to whether AIC will be able to meet its future cash flow needs. A major portion of AIC’s investments are pledged and AIC’s ability to meet its cash flow needs will be highly dependent upon AIC’s ability to get significant amounts of pledged funds released. Additionally, AIC’s cash flows are significantly impacted by any changes in the expected payout of insurance losses and loss adjustment expenses. AIC’s ability to meet its cash flow needs is also dependent upon the timely recovery of reinsurance balances, including the favorable resolution of balances currently in dispute. While based upon current estimates AIC would likely have the ability to meet its cash flow needs through June 30, 2004 if the NEDOI does not obtain an Order of Rehabilitation or Order of Liquidation with respect to AIC, there can be no assurances considering the significant uncertainties that exist.

There is also significant uncertainty as to whether Acceptance Insurance Companies Inc. (“AICI”) will be able to meet its cash flow needs. AICI has deferred interest payments on its Junior Subordinated Debentures, which in turn deferred the interest on the Trust Preferred Securities issued by AICI Capital Trust, as permitted by the trust agreement and indenture, and has disputed or denied payments of certain other liabilities and commitments. While based upon current estimates AICI would likely have the ability to meet its cash flow needs through June 30, 2004 if the NEDOI does not obtain an Order of Rehabilitation or Order of Liquidation with respect to AIC, there can be no assurances considering the significant uncertainties that exist. If the NEDOI obtains an Order of Rehabilitation or Order of Liquidation with respect to AIC, the Company believes that AICI may not be able to meet its cash flow needs.

Basis of Presentation—The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, which in the opinion of management are considered necessary to fairly present the Company’s consolidated financial position as of June 30, 2003 and December 31, 2002, and the results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002.

Recent Statements of Financial Accounting Standards—In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements of SFAS No. 148.

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

In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company believes the adoption of SFAS No. 149 will not have any impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards on how to classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective as of the beginning of the first interim period beginning after June 15, 2003. The Company is still in the process of evaluating the impact of this statement on its consolidated financial position and results of operations.

Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation.

2.	RECEIVABLES

At June 30, 2003 and December 31, 2002, the Company had a $27.5 million receivable from AGIC related to the draw down of an Acceptance Insurance Companies Inc. letter of credit by an AGIC reinsurer during the fourth quarter of 2002. Considering the uncertainty regarding the collection of this balance from AGIC, the Company has recorded an allowance for the entire $27.5 million.

At June 30, 2003 the Company had a note receivable of approximately $1.3 million. During the first quarter of 2003, the Company sold its office building and certain contents in Council Bluffs, Iowa. The proceeds included approximately $204,000 of cash and a note receivable with a fair value of approximately $1.3 million and the sale resulted in a gain of approximately $334,000. The terms of the note include interest of 5.25% from August 1, 2003 to February 28, 2008 and 6% from March 1, 2008 to March 31, 2010. Principal and interest payments of approximately $9,100 are due monthly beginning in September 2003 with a balloon payment for the remaining amounts on March 31, 2010.

3.	COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF AICI CAPITAL TRUST, HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

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

Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and can be called at par value after September 30, 2002. At June 30, 2003 and December 31, 2002, the Company had Preferred Securities of $94.875 million outstanding at a weighted average interest cost of 9.2%.

During April 2002 the Company paid $2.1 million of interest on the Junior Subordinated Debentures. The distribution of interest for the second quarter of 2002 was due and paid in July 2002. Effective November 18, 2002, the Company elected to defer payment of interest on its Junior Subordinated Debentures, as permitted by the trust agreement and indenture, beginning with the interest payment date on December 31, 2002 until not later than September 30, 2007. The interest payments on the Preferred Securities will be deferred for a corresponding period. As of June 30, 2003 approximately $6.6 million of accrued interest had been deferred.

4.	NET LOSS PER SHARE

The net loss per basic and diluted share for the three and six months ended June 30, 2003 and 2002 were as follows:

	Three Months		Six Months
	2003	2002	2003	2002
Loss from continuing operations	$(2,722)	$(1,512)	$(4,831)	$(3,036)
Loss from discontinued operations	(8,346)	(3,648)	(9,817)	(6,424)

Net loss	$(11,068)	$(5,160)	$(14,648)	$(9,460)

Weighted average common shares outstanding	14,201	14,440	14,201	14,439

Loss per share:
Basic and diluted:
Loss from continuing operations	$(0.19)	$(0.10)	$(0.34)	$(0.21)
Loss from discontinued operations	(0.59)	(0.25)	(0.69)	(0.44)
Net loss	(0.78)	(0.36)	(1.03)	(0.66)

Stock options were not included in the above calculations for the three and six months ended June 30, 2003 and 2002 due to their antidilutive nature.

5.	OTHER COMPREHENSIVE INCOME

Other comprehensive income determined in accordance with SFAS No. 130 for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months		Six Months
	2003	2002	2003	2002
Net loss	$(11,068)	$(5,160)	$(14,648)	$(9,460)

Unrealized holding gains (losses) of investments, net of reclassification adjustment	101	1,795	124	995
Income tax expense (benefit)	—	628	—	348

	101	1,167	124	647

Other comprehensive loss	$(10,967)	$(3,993)	$(14,524)	$(8,813)

6.	STOCK-BASED COMPENSATION

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

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value for awards under those plans consistent with the method of SFAS No. 123, the Company’s net loss and net loss per share for the three and six months ended June 30, 2003 and 2002 would have been as indicated below:

	Three Months		Six Months
	2003	2002	2003	2002
Net loss:
As reported	$(11,068)	$(5,160)	$(14,648)	$(9,460)
Fair value based method compensation expense	(82)	(191)	(232)	(452)

Pro forma	$(11,150)	$(5,351)	$(14,880)	$(9,912)

Net loss per share:
Basic and diluted:
As reported	$(0.78)	$(0.36)	$(1.03)	$(0.66)
Pro forma	(0.79)	(0.37)	(1.05)	(0.69)

7.	EMPLOYEE BENEFITS AND INCENTIVES

As discussed in Note 1, the Company exited its Agricultural Segment and Property and Casualty Segment operations during 2002. In the Property and Casualty Segment, the Company expects to incur approximately $1.1 million of employee termination benefits, comprised primarily of retention and severance amounts. Approximately $128,000 and $308,000 of employee termination benefits have been expensed in discontinued operations—underwriting expenses during the three and six months ended June 30, 2003, respectively, and $131,000 had been expensed in previous periods. During the six months ended June 30, 2003 approximately $87,000 of termination benefits were paid and as of June 30, 2003 the Company has an accrued liability of approximately $352,000.

In order to induce employees of AIC to remain in the employment of AIC, AICI has agreed to pay each employee a retention bonus in the event AIC would be unable to meet this obligation. Additionally, AICI has agreed to guarantee certain amounts due under employment agreements with the President and Treasurer. During the second quarter of 2003, AICI agreed to guarantee these obligations by establishing an appropriate trust with a bank whereby the amount of such guarantees, totaling approximately $1.1 million, have been deposited in such trust account. The amounts held in the trust account are presented as restricted cash equivalents on the Company’s consolidated balance sheet.

During the second quarter of 2003, the Company established an incentive bonus plan. The purpose of the incentive bonus plan is to protect and enhance the interest of creditors and stockholders by providing all employees with meaningful incentives. The incentive bonus plan establishes that up to 20% of an incentive bonus pool, determined based upon value added criteria detailed in the agreement, would be allocated and paid to employees based upon established allocation percentages. As of June 30, 2003, the criteria established within the agreement have not been met and the Company is unable to estimate any amounts that may become due and, as such, no amounts have been accrued.

8.	COMMITMENTS AND CONTINGENCIES

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

The Court consolidated these suits in April 2000 and Plaintiffs subsequently filed a consolidated class action complaint. Plaintiffs sought to represent a class consisting of all persons who purchased either Company common stock between March 10, 1998 and November 16, 1999, or AICI Capital Trust Preferred Securities between the July 29, 1997 public offering and November 25, 1999. In the consolidated complaint Plaintiffs alleged violation of Section 11 of the Securities Act of 1933 through misrepresentation or omission of a material fact in the registration statement for the Trust Preferred Securities, and violation of Section 10b of the Securities Exchange Act of 1934 and Rule 10b–5 of the U.S. Securities and Exchange Commission through failure to disclose material information between March 10, 1998 and November 16, 1999. The Company, three of its former officers, the Company’s Directors and independent accountants and other individuals, as well as the financial underwriters for the Company’s Trust Preferred Securities, were defendants in the consolidated action.

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

On August 6, 2001, the Magistrate Judge granted Plaintiffs’ Motion for Class Certification. Plaintiffs’ fact discovery was concluded July 31, 2002 in accordance with a schedule established by the Court. On September 16, 2002 Plaintiffs sought the Court’s permission to reinstate certain previously dismissed claims under Section 11 and 15 of the Securities Act. The Court denied Plaintiffs’ request in its entirety on February 27, 2003; Plaintiffs asked the Court to reconsider this decision and the Court has not ruled on that request. On March 31, 2003, however, the Court established a schedule for the submission during May 2003 of briefs regarding the Company’s proposed motion to decertify the class. The Court also established a schedule concluding in August 2003 for submission of briefs regarding both parties’ anticipated motions for summary judgment. The Company has filed a motion to decertify the class and a motion for summary judgment. No hearings have been scheduled with respect to either motion.

The Company intends to continue vigorously contesting this action and believes Plaintiffs’ allegations are without merit. Nevertheless, the ultimate outcome of this action cannot be predicted at this time and the Company currently is unable to determine the potential effect of this litigation on its consolidated financial position, results of operations or cash flows.

9.	DISCONTINUED OPERATIONS—GENERAL

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

Assets and liabilities have been separately classified on the face of the consolidated balance sheets. Operating results for these segments for the three and six months ended June 30, 2003 and 2002 were as follows:

	Three Months		Six Months
	2003	2002	2003	2002
Revenues:
Insurance premiums earned	$102	$31,410	$543	$31,119
Net investment income	835	2,019	1,819	3,508
Net realized capital gains (losses)	264	(672)	384	(775)

	1,201	32,757	2,746	33,852

Costs and expenses:
Insurance losses and loss adjustment expenses	7,664	30,437	8,356	35,048
Insurance underwriting expenses	1,883	7,850	3,907	8,525
Impairment of property and equipment	—	—	300	—

	9,547	38,287	12,563	43,573

Operating loss	(8,346)	(5,530)	(9,817)	(9,721)

Income tax expense (benefit):
Current	—	—	—	(1,855)
Deferred	(2,922)	(1,882)	(3,364)	(1,442)
Change in valuation allowance	2,922	—	3,364	—

	—	(1,882)	—	(3,297)

Loss from discontinued operations, net of tax	$(8,346)	$(3,648)	$(9,817)	$(6,424)

10.	DISCONTINUED OPERATIONS—INVESTMENTS

The amortized cost and related estimated fair values of investments in the accompanying consolidated balance sheets are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2003:
Fixed maturities available-for-sale:
U.S. Treasury and government securities	$52,759	$828	$—	$53,587
Other debt securities	17,640	410	54	17,996

	$70,399	$1,238	$54	$71,583

Marketable equity securities—common stock	$1,970	$2	$357	$1,615

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2002:
Fixed maturities available-for-sale:
U.S. Treasury and government securities	$59,744	$1,472	$—	$61,216
Other debt securities	53,137	1,198	852	53,483

	$112,881	$2,670	$852	$114,699

Marketable equity securities—preferred stock	$2,500	$—	$317	$2,183

Marketable equity securities—common stock	$5,952	$69	$865	$5,156

As required by insurance regulatory laws, certain fixed maturities with an estimated fair value of approximately $7.4 million at June 30, 2003 were deposited in trust with regulatory agencies. Additionally, at June 30, 2003, approximately $42.5 million of fixed maturities available-for-sale and $13.2 million of cash equivalents were pledged to Clarendon to secure the Company’s obligations under reinsurance agreements and approximately $11.7 million of fixed maturities available-for-sale and $106,000 of cash equivalents were pledged to McM to secure the Company’s net obligations under the reinsurance agreements (See Note 15).

11.	DISCONTINUED OPERATIONS—INSURANCE PREMIUMS

Insurance premiums written and earned by the Company’s insurance subsidiaries for the three and six months ended June 30, 2003 and 2002 were as follows:

	Three Months		Six Months
	2003	2002	2003	2002
Direct premiums written	$(17)	$113,547	$223	$174,462
Assumed premiums written	155	4,814	546	4,149
Ceded premiums written	(43)	(87,352)	(265)	(148,363)

Net premiums written	$95	$31,009	$504	$30,248

Direct premiums earned	$8	$117,338	$296	$181,216
Assumed premiums earned	162	9,478	577	15,117
Ceded premiums earned	(68)	(95,406)	(330)	(165,214)

Net premiums earned	$102	$31,410	$543	$31,119

12.	DISCONTINUED OPERATIONS—REINSURANCE

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

The Company reinsures certain portions of business written by Clarendon, Redland, AIIC and ACIC (See Note 15). Under these reinsurance agreements, the Company assumes business after Clarendon, Redland, AIIC, and ACIC cessions to outside reinsurers. However, the Company is contingently liable for any uncollectible amounts due from these outside reinsurers related to business produced and managed by the Company.

As of December 31, 2002 the Company has outstanding reinsurance recoverables from Constitution Insurance Company (“CIC”) of approximately $26.2 million and is contingently liable for AIIC and Redland reinsurance recoverables from CIC totaling approximately $2.8 million. CIC had its financial strength rating lowered by A.M. Best from A- (Excellent) to B- (Fair) during the fourth quarter of 2002. In January 2003, in response to a request from CIC’s parent to withdraw from the rating process, A.M. Best withdrew its financial strength rating of B- and assigned CIC and its parent an NR-3 rating (Rating Procedure Inapplicable). As of June 30, 2003 CIC continues to make payments to the Company for reinsurance billings and accordingly, no allowance for doubtful accounts or liability has been established for these balances.

In September 2001 the Company initiated an arbitration proceeding to recover from a pool of solvent reinsurers sums the Company believes are due under a workers’ compensation insurance program of the Company principally written on Redland. The Company is contingently liable to Redland for amounts due from these reinsurers. At December 31, 2002 the Company was contingently liable for approximately $20.4 million due from these reinsurers and approximately $5.1 million conditionally paid by the reinsurers but was still subject to the outcome of the arbitration. On May 31, 2003, the arbitration panel found that there was no reason to relieve the reinsurers of their obligations under the reinsurance contracts, made final the previous $5.1 million conditional payment from the reinsurers, ordered and awarded the payments of reinsurance recoverables, plus interest, to Redland and AIC sought by AIC, subject to potential adjustments that may be made to amounts withheld and escrowed until any such adjustments are made. The award of the arbitration panel did not have a significant impact on the Company’s net loss for the six months ended June 30, 2003.

The Company has other reinsurance recoverables and is contingently liable for AIIC and Redland reinsurance recoverables that are currently being disputed or payments have been delayed pending audit of the Company’s records. The Company believes the reinsurers will be required to pay amounts due and, accordingly, a liability has not been established for these reinsurance recoveries. However, the ultimate outcome of these items cannot be predicted at this time.

13.	DISCONTINUED OPERATIONS—REGULATORY MATTERS

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

The National Association of Insurance Commissioners has established risk-based capital (“RBC”) standards. RBC standards are designed to measure the acceptable level of capital an insurer should have, based on the inherent and specific risks of each insurer. As of June 30, 2003 and December 31, 2002, AIC had negative surplus, resulting in a RBC at the mandatory control level. Under the mandatory control level, the Director may take such actions as necessary to place AIC under regulatory control under the Nebraska Insurers Supervision, Rehabilitation, and Liquidation Act. Since AIC is currently in run-off, the Director is permitted to allow AIC to continue its run-off under supervision of the NEDOI. While AIC is currently in supervision, the Director currently has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC. The Company believes increased regulatory control of AIC would have a significant negative impact on the Company.

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

14.	DISCONTINUED OPERATIONS—BUSINESS SEGMENTS

Segment insurance premiums earned and segment underwriting earnings (loss) for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months			Six Months
	Agricultural Insurance	Property and Casualty Insurance	Total	Agricultural Insurance	Property and Casualty Insurance	Total
2003
Insurance premiums earned	$—	$102	$102	$—	$543	$543

Underwriting earnings (loss)	$—	$(9,445)	$(9,445)	$—	$(11,720)	$(11,720)

2002
Insurance premiums earned	$28,830	$2,580	$31,410	$24,775	$6,344	$31,119

Underwriting earnings (loss)	$(404)	$(6,473)	$(6,877)	$(4,191)	$(8,263)	$(12,454)

15.	DISCONTINUED OPERATIONS—SALE OF SUBSIDIARIES AND PROPERTY AND CASUALTY BUSINESS AND RELATED GUARANTEES

The Company sold its wholly owned subsidiary, Redland Insurance Company (“Redland”), to Clarendon National Insurance Company (“Clarendon”) effective as of July 1, 2000. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries, to a wholly owned subsidiary of Acceptance Insurance Companies Inc. The transaction included the appointment of other Company subsidiaries as a producer and administrator for the business the Company wrote through Clarendon and Redland. The Company also reinsures certain portions of the business written by Clarendon and Redland. At June 30, 2003, approximately $42.5 million of fixed maturities available-for-sale and $13.2 million of cash equivalents were placed in a trust and pledged to Clarendon to secure the Company’s obligations under reinsurance agreements. Under these reinsurance agreements, the Company assumes business from Clarendon and Redland after cessions to outside reinsurers (“Clarendon Reinsurers”). The Company is contingently liable for any uncollectible amounts due from Clarendon Reinsurers related to this business. At June 30, 2003, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers, which are not included on the consolidated balance sheets of the Company, totaled approximately $98 million.

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

As of July 1, 2001, the Company sold two wholly owned insurance companies to McM Corporation, a Raleigh, North Carolina based insurance holding company (“McM”). The two companies, Acceptance Indemnity Insurance Company (“AIIC”) and Acceptance Casualty Insurance Company (“ACIC”), underwrote primarily Property and Casualty Segment insurance. The Company reinsures certain portions of the business written by AIIC and ACIC. As of June 30, 2003 approximately $11.7 million of fixed maturities available-for-sale and $106,000 of cash equivalents were placed in a trust and pledged to McM to secure the Company’s net obligations under the reinsurance agreements. Under these reinsurance agreements, the Company assumes business from AIIC and ACIC after cessions to outside reinsurers (“AIIC Reinsurers”). The Company is contingently liable for any uncollectible amounts due from AIIC Reinsurers related to this business. At June 30, 2003, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers, which are not included on the consolidated balance sheets of the Company, totaled approximately $38 million.

16.	DISCONTINUED OPERATIONS—ACQUISITION OF IGF CROP INSURANCE ASSETS

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

The only remaining consolidated insurance subsidiary of AICI at June 30, 2003, AIC, is regulated by the Nebraska Department of Insurance (“NEDOI”). AIC is currently under supervision by the NEDOI. The Director currently has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC. The Company believes that an Order of Rehabilitation would have a significant negative impact on the Company and that an Order of Liquidation would have a material adverse effect on the Company.

In August 2003, the NEDOI orally informed the Company of the results of a draft report regarding AIC’s loss and loss adjustment expense reserves at December 31, 2002 prepared by an outside actuary engaged by the NEDOI in connection with the NEDOI’s triennial examination of AIC. The NEDOI informed the Company of the range of estimated adequate loss reserves for AIC at December 31, 2002 determined by the NEDOI’s outside actuary in the draft report. This range of estimated reserves, including the lower amount of the estimate, is significantly higher than the estimate of adequate loss reserves at December 31, 2002 determined by the Company and the independent actuary engaged by the Company to review the Company’s loss reserving process and reserve estimates. The Company has not yet received the final written report of the NEDOI’s outside actuary. Although the Company believes it will receive this final written report during the third quarter of 2003, there can be no assurance as to when it will receive the report.

Upon receipt of the report by the NEDOI’s outside actuary, the Company will review fully this report. Upon completion of this review, the Company will decide to take the course of action that is in the best interests of the Company based all relevant factors, including any reasonable basis for protesting the report and what action, if any, is taken by the NEDOI. At this time, there can be no assurance as to what actions, if any, the NEDOI will take in connection with this report. If the NEDOI does take action there can be no assurance as to when it may do so or how long it may take to complete any such action; however, the Company believes that if the NEDOI takes any action, it would initiate such action during the third or fourth quarter of 2003. The Director currently has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC and regardless of the reserve estimate by the NEDOI’s outside actuary. The Company believes that an Order of Rehabilitation would have a significant negative impact on the Company and that an Order of Liquidation would have a material adverse effect on the Company. If the NEDOI seeks and obtains an Order of Rehabilitation or Order of Liquidation, the Company will decide to take the course of action that is in the best interests of the Company based on all relevant factors. The Company believes that its possible options will range from no action to filing bankruptcy depending on what type of order, if any, is sought and obtained by the NEDOI, what actions the NEDOI takes pursuant to any such order and all other factors relevant to taking the actions that are in the best interests of the Company. The filing of a bankruptcy proceeding would constitute an event of default under the trust agreement for the Trust Preferred Securities.

As disclosed in the Company’s Form 10-K for the year ended December 31, 2002 under Part I, Item 1. Business, Loss and Loss Adjustment Expense Reserves, in monitoring reserve adequacy the Company reviews historical data and other data and, as additional experience and data become available, revises estimates of reserves. The liability estimate established represents management’s best estimate based on currently available evidence, including an analysis prepared by an independent actuary engaged by the Company. Even with such extensive analyses, however, the Company believes its ultimate liability may vary significantly from such estimates. The Company annually obtains an independent review of its loss reserving process and reserve estimates as part of the annual audit of its financial statements by a professional actuary, PricewaterhouseCoopers LLP, who is independent of the Company and its auditors. This independent review was obtained as of December 31, 2002.

Additionally, there is significant uncertainty as to whether AIC will be able to meet its future cash flow needs. A major portion of AIC’s investments are pledged to states and to acquirers of former Company affiliates and AIC’s ability to meet its cash flow needs will be highly dependent upon AIC’s ability to get significant amounts of pledged funds released. Additionally, AIC’s cash flows are significantly impacted by any changes in the expected payout of insurance losses and loss adjustment expenses. AIC’s ability to meet its cash flow needs is also dependent upon the timely recovery of reinsurance balances, including the favorable resolution of balances currently in dispute. While based upon current estimates AIC would likely have the ability to meet its cash flow needs through June 30, 2004 if the NEDOI does not obtain an Order of Rehabilitation or Order of Liquidation with respect to AIC, there can be no assurances considering the significant uncertainties that exist.

There is also significant uncertainty as to whether AICI will be able to meet its cash flow needs. AICI has deferred interest payments on its Junior Subordinated Debentures, which in turn deferred the interest on the Trust Preferred Securities issued by AICI Capital Trust, as permitted by the trust agreement and indenture, and has disputed or denied payments of certain other liabilities and commitments. While based upon current estimates AICI would likely have the ability to meet its cash flow needs through June 30, 2004 if the NEDOI does not obtain an Order of Rehabilitation or Order of Liquidation with respect to AIC, there can be no assurances considering the significant uncertainties that exist. If the NEDOI obtains an Order of Rehabilitation or Order of Liquidation with respect to AIC, the Company believes that AICI may not be able to meet its cash flow needs.

Forward-looking information set forth herein does not take into account any impact from the various factors noted above which may affect future results.

Results of Operations

Three and Six Months Ended June 30, 2003

Compared to Three and Six Months Ended June 30, 2002

The Company’s net loss increased to $11.1 million, or $0.78 per share, and $14.6 million, or $1.03 per share, for the three and six months ended June 30, 2003, respectively, from $5.2 million, or $0.36 per share, and $9.5 million, or $.66 per share, for the three and six months ended June 30, 2002, respectively. Loss before income taxes and discontinued operations were approximately $2.7 million and $2.3 million for the three months ended June 30, 2003 and 2002, respectively. Loss before income taxes and discontinued operations were approximately $4.8 million and $4.7 million for the six months ended June 30, 2003 and 2002, respectively.

During the first quarter of 2003, the Company sold its office building and certain contents in Council Bluffs, Iowa. The proceeds included approximately $204,000 of cash and a note receivable with a fair value of approximately $1.3 million and the sale resulted in a gain of approximately $334,000. During the three and six months ended June 30, 2002 the income tax benefit from continuing operations was approximately $815,000 and $1.6 million, respectively. During the three and six months ended June 30, 2003 there was no income tax benefit or expense as the change in valuation allowance offset the deferred tax benefit.

The loss from discontinued operations, net of tax, increased to $8.3 million and $9.8 million during the three and six months ended June 30, 2003 from $3.6 million and $6.4 million for the three and six months ended June 30, 2002, respectively. Included in the discontinued operations was the underwriting loss for the Property and Casualty Segment of $9.4 million and $6.5 million for the three months ended June 30, 2003 and 2002, respectively, and $11.7 million and $8.3 million for the six months ended June 30, 2003 and 2002, respectively. The underwriting loss for the Agricultural Segment was zero and $404,000 for the three months ended June 30, 2003, respectively, and zero and $4.2 million for the six months ended June 30, 2003 and 2002, respectively. The Company was not impacted in the first and second quarters of 2003 and does not expect to be materially impacted by the discontinued operations of the Agricultural Segment in the future.

During the six months ended June 30, 2002 the estimated profit share in the Agricultural Segment for the 2001 crop year was reestimated at $81.2 million on a MPCI retained pool of $498.5 million, or 16.3% as compared to an estimated profit share recorded at December 31, 2001 of $86.2 million on a MPCI retained pool of $499.4 million, or 17.3%. The first quarter 2002 results included $5.4 million of the decrease in estimated profit share. This reduction in estimated profit share for the six months ended June 30, 2002 was partially offset by a related reduction in private MPCI reinsurance costs totaling approximately $1.8 million. The primary factor impacting the estimated MPCI profit share was excessive rain in cotton producing areas in the Southeastern United States, which delayed processing of the 2001 cotton harvest into 2002 and damaged the cotton before it could be processed, combined with lower commodity prices for cotton.

During the past several years, the Company discontinued or sold all remaining Property and Casualty Segment business. In March 2001, the Company sold a significant portion of its property and casualty business to Insurance Corporation of Hannover and in May 2001, the Company sold several of the remaining lines of business to McM Corporation and to American Reliable Insurance Company (See “Sale of Subsidiaries and Property and Casualty Segment Business and Related Guarantees”). Accordingly, the net premiums earned in the Property and Casualty Segment decreased from approximately $6.3 million for the six months ended June 30, 2002 to $543,000 for the six months ended June 30, 2003.

The Company’s Property and Casualty Segment had an underwriting loss of approximately $9.4 million and $11.7 million for the three and six months ended June 30, 2003, respectively. The results for the second quarter of 2003 included a reserve strengthening of approximately $7.7 million, primarily as a result of higher than expected loss adjustment expenses for general liability claims and higher than expected losses for workers’ compensation claims. Additionally, the six months ended June 30, 2003 results include a reserve strengthening of approximately $692,000 recorded in the first quarter of 2003, primarily for auto liability claims.

The Company’s Property and Casualty Segment had an underwriting loss of approximately $6.5 million and $8.3 million for the three months and six months ended June 30, 2002, respectively. The results for the three months and six months ended June 30, 2002 included a reserve strengthening of approximately $6.0 million and $6.8 million, respectively. The reserve development for the three months ended June 30, 2002 was comprised of approximately $5.9 million of negative reserve development attributable to the general liability and commercial multi-peril lines of business primarily in recent accident years and $650,000 of uncollectible reinsurance recoveries, partially offset by positive reserve development in other lines of business.

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

During the six months ended June 30, 2003 the Company impaired approximately $300,000 of property and equipment related to the write-off of crop related property and equipment assets net of expected proceeds. These items were assets of Acceptance Insurance Company (“AIC”) but were not being utilized by any operations of the companies in the consolidated group.

The Company’s net investment income related to discontinued operations declined from approximately $2.0 million and $3.5 million for the three and six months ended June 30, 2002, respectively, to approximately $835,000 and $1.8 million for the three and six months ended June 30, 2003, respectively. This decrease in investment income was primarily a result of the continuing decline in the size of the investment portfolio.

During the three and six months ended June 30, 2002 the income tax benefit from discontinued operations was approximately $1.9 million and $3.3 million, respectively. During the three and six months ended June 30, 2003 there was no income tax benefit or expense from discontinued operations as the change in valuation allowance offset the deferred tax benefit.

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

At June 30, 2003 the Company has $1.5 million in cash and cash equivalents and $1.1 million of restricted cash and cash equivalents. The Company also holds a surplus note for $20 million issued by AIC, bearing interest at the rate of 9% per annum payable quarterly. The Company does not expect to have access to any surplus note interest payments or dividend payments from AIC as these payments would require NEDOI approval as AIC is currently under the supervision of the NEDOI.

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

Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and can be called at par value after September 30, 2002, all as described in the Junior Debenture Indenture. At June 30, 2003 and December 31, 2002 the Company had Preferred Securities of $94.875 million outstanding at a weighted average interest cost of 9.2%.

During April 2002 the Company paid $2.1 million of interest on the Junior Subordinated Debentures. The distribution of interest for the second quarter of 2002 was due and paid in July 2002. Effective November 18, 2002, the Company elected to defer payment of interest on its Junior Subordinated Debentures, as permitted by the trust agreement and indenture, beginning with the interest payment date on December 31, 2002 until not later than September 30, 2007. The interest payments on the Preferred Securities will be deferred for a corresponding period. As of June 30, 2003 approximately $6.6 million of accrued interest had been deferred.

There is significant uncertainty as to whether the Company will be able to meet its cash flow needs. As noted above, the Company has deferred interest payments on its Trust Preferred Securities and additionally, the Company has disputed or denied payment of certain other liabilities and commitments. While based upon current estimates AICI would likely have the ability to meet its cash flow needs through June 30, 2004 if the NEDOI does not obtain an Order of Rehabilitation or Order of Liquidation with respect to AIC, there can be no assurances considering the significant uncertainties that exist. If the NEDOI obtains an Order of Rehabilitation or Order of Liquidation with respect to AIC, the Company believes that AICI may not be able to meet its cash flow needs.

Acceptance Insurance Company

The Company’s only remaining consolidated insurance subsidiary at June 30, 2003 is AIC. The principal liquidity needs of AIC are to fund losses and loss adjustment expense payments and operating expenses related to the run-off of its operations. The available sources to fund these requirements are cash flows from the Company’s investment activities.

The Company’s investment portfolio is primarily comprised of fixed maturities and cash equivalents. At June 30, 2003, approximately $67.6 million of fixed maturity securities and cash equivalents were placed in a trust and pledged in order to secure the Company’s obligations under reinsurance agreements. The agreements provide for the release of the pledged securities as the obligations under the reinsurance agreements decrease. However, if the Company is unsuccessful in obtaining the release of pledged securities, the Company’s liquidity would suffer a significant negative impact. See “Sale of Subsidiaries and Property and Casualty Segment Business and Related Guarantees” for additional information. Additionally, as required by insurance regulatory laws, certain fixed maturity securities with an estimated fair value of approximately $7.4 million at June 30, 2003 were deposited in trust with regulatory agencies.

There is significant uncertainty as to whether AIC will be able to meet its future cash flow needs. As noted above, a major portion of AIC’s investments are pledged and AIC’s ability to meet its cash flow needs will be highly dependent upon AIC’s ability to get significant amounts of pledged funds released. Additionally, AIC’s cash flows are significantly impacted by any changes in the expected payout of insurance losses and loss adjustment expenses. AIC’s ability to meet its cash flow needs is also dependent upon the timely recovery of reinsurance balances, including the favorable resolution of balances currently in dispute. While based upon current estimates AIC would likely have the ability to meet its cash flow needs through June 30, 2004 if the NEDOI does not obtain an Order of Rehabilitation or Order of Liquidation with respect to AIC, there can be no assurances considering the significant uncertainties that exist.

Changes in Financial Condition

The Company’s stockholders’ deficit increased by approximately $14.5 million from December 31, 2002 to June 30, 2003. The principal component of this increase was a net loss of $14.6 million for the six months ended June 30, 2003.

Consolidated Cash Flows

Cash used by operating activities was approximately $699,000 and $2.8 million during the six months ended June 30, 2003 and 2002, respectively. The Company expects negative cash flows from operating activities as the Company runs off its operations. See “The Parent—Company Only” and “Acceptance Insurance Company” regarding uncertainties of the Company to meet its ongoing cash flow needs.

Sale of Subsidiaries and Property and Casualty Segment Business and Related Guarantees

The Company sold its wholly owned insurance subsidiary, Redland Insurance Company (“Redland”), to Clarendon National Insurance Company (“Clarendon”) effective as of July 1, 2000. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries, to a wholly owned subsidiary of AICI. The transaction included the appointment of other Company subsidiaries as a producer and administrator for the business the Company wrote through Clarendon and Redland. The Company also reinsures certain portions of the business written by Clarendon and Redland. At June 30, 2003, approximately $42.5 million of fixed maturities available-for-sale and $13.2 million of cash equivalents were placed in a trust and pledged to Clarendon to secure the Company’s obligations under reinsurance agreements. Under these reinsurance agreements, the Company assumes business from Clarendon and Redland after cessions to outside reinsurers (“Clarendon Reinsurers”). The Company is contingently liable for any uncollectible amounts due from Clarendon Reinsurers related to this business. At June 30, 2003, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers, which are not included on the balance sheet of the Company, totaled approximately $98 million.

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

As of July 1, 2001, the Company sold two wholly owned insurance companies to McM Corporation (“McM”), a Raleigh, North Carolina based insurance holding company. The two companies, Acceptance Indemnity Insurance Company (“AIIC”) and Acceptance Casualty Insurance Company (“ACIC”), underwrote primarily Property and Casualty Segment insurance. The Company reinsures certain portions of the business written by AIIC and ACIC. As of June 30, 2003 approximately $11.7 million of fixed maturities available-for-sale and $106,000 of cash equivalents were placed in a trust and pledged to McM to secure the Company’s net obligations under the reinsurance agreements. Under these reinsurance agreements, the Company assumes business from AIIC and ACIC after cessions to outside reinsurers (“AIIC Reinsurers”). The Company is contingently liable for any uncollectible amounts due from AIIC Reinsurers related to this business. At June 30, 2003, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers, which are not included on the balance sheet of the Company, totaled approximately $38 million.

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

At June 30, 2003 and December 31, 2002 the Company had $71.6 million and $114.7 million, respectively, of fixed maturity investments that were subject to market risk. At June 30, 2003 and December 31, 2002 the Company had $1.6 million and $7.3 million, respectively, of marketable equity securities that were subject to market risk. The Company’s investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

The Company uses two models to analyze the sensitivity of its market risk assets. For its fixed maturity securities, the Company uses duration modeling to calculate changes in fair value. For its marketable equity securities, the Company uses a hypothetical 20% decrease in the fair value of these securities. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because fair values of securities may be affected by credit concerns of the issuer, prepayment speeds, liquidity of the security and other general market conditions. The sensitivity analysis duration model used by the Company produces a loss in fair value of $601,000 and $1.6 million on its fixed maturity securities as of June 30, 2003 and December 31, 2002, respectively, based on a 100 basis point increase in interest rates. The hypothetical 20% decrease in fair value of the Company’s marketable equity securities produces a loss in fair value of $323,000 and $1.5 million as of June 30, 2003 and December 31, 2002, respectively.

Item 4. Controls and Procedures

Based on their evaluation, the Company’s President and Chief Executive Officer (the “CEO”) and the Chief Financial Officer and Treasurer (the “CFO”) have concluded the Company’s disclosure controls and procedures are effective. During 2002 the Company downsized its internal audit department. In 2003 the Company eliminated its internal audit department. The Company did, however, establish a

“Financial Disclosure and Internal Control Procedures” committee during 2003. There have been no significant changes in the Company’s internal controls or in other factors, including the elimination of the internal audit department, that could significantly affect these controls subsequent to the date of the evaluation.

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

CEO and CFO Certifications

Appearing as Exhibits 31.1 and 31.2 are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

The Court consolidated these suits in April 2000 and Plaintiffs subsequently filed a consolidated class action complaint. Plaintiffs sought to represent a class consisting of all persons who purchased either Company common stock between March 10, 1998 and November 16, 1999, or AICI Capital Trust Preferred Securities between the July 29, 1997 public offering and November 25, 1999. In the consolidated complaint Plaintiffs alleged violation of Section 11 of the Securities Act of 1933 through misrepresentation or omission of a material fact in the registration statement for the Trust Preferred Securities, and violation of Section 10b of the Securities Exchange Act of 1934 and Rule 10b–5 of the U.S. Securities and Exchange Commission through failure to disclose material information between March 10, 1998 and November 16, 1999. The Company, three of its former officers, the Company’s Directors and independent accountants and other individuals, as well as the financial underwriters for the Company’s Trust Preferred Securities, were defendants in the consolidated action.

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

On August 6, 2001, the Magistrate Judge granted Plaintiffs’ Motion for Class Certification. Plaintiffs’ fact discovery was concluded July 31, 2002 in accordance with a schedule established by the Court. On September 16, 2002 Plaintiffs sought the Court’s permission to reinstate certain previously dismissed claims under Section 11 and 15 of the Securities Act. The Court denied Plaintiffs’ request in its entirety on February 27, 2003; Plaintiffs asked the Court to reconsider this decision and the Court has not ruled on that request. On March 31, 2003, however, the Court established a schedule for the submission during May 2003 of briefs regarding the Company’s proposed motion to decertify the class. The Court also established a schedule concluding in August 2003 for submission of briefs regarding both parties’ anticipated motions for summary judgment. The Company has filed a motion to decertify the class and a motion for summary judgment. No hearings have been scheduled with respect to either motion.

The Company intends to continue vigorously contesting this action and believes Plaintiffs’ allegations are without merit. Nevertheless, the ultimate outcome of this action cannot be predicted at this time and the Company currently is unable to determine the potential effect of this litigation on its consolidated financial position, results of operations or cash flows.

Reinsurance Arbitration. In September 2001 the Company initiated an arbitration proceeding to recover from a pool of solvent reinsurers sums the Company believes are due under a workers’ compensation insurance program of the Company principally written on Redland. The Company is contingently liable to Redland for amounts due from these reinsurers. At December 31, 2002 the Company was contingently liable for approximately $20.4 million due from these reinsurers and approximately $5.1 million conditionally paid by the reinsurers but was still subject to the outcome of the arbitration. On May 31, 2003, the arbitration panel found that there was no reason to relieve the reinsurers of their obligations under the reinsurance contracts, made final the previous $5.1 million conditional payment from the reinsurers, ordered and awarded the payments of reinsurance recoverables, plus interest, to Redland and AIC sought by AIC, subject to potential adjustments that may be made to amounts withheld and escrowed until any such adjustments are made. The award of the arbitration panel did not have a significant impact on the Company’s net loss for the six months ended June 30, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

The Registrant’s Annual Meeting of shareholders was held on June 12, 2003, and the following matters were submitted to a vote of shareholders at such Annual Meeting.

At the Annual Meeting, four Directors nominees were elected by shareholders to serve as Directors until the next Annual Meeting of shareholders, and until their successors are named. The number of votes for each such Director and the number of votes withheld for each Director are set forth below:

Name	Number of Votes For	Withheld
Edward W. Elliott, Jr.	10,847,285	104,517
John E. Martin	10,697,991	253,811
R. L. Richards	10,847,258	104,544
Doug T. Valassis	10,846,485	105,317

Also submitted to shareholders at such Annual Meeting was a proposal to ratify the appointment of Deloitte and Touche LLP as the Company’s principal independent public accountants for 2003. The voting results of such proposal are as follows:

FOR	10,885,834
AGAINST	56,266
ABSTAIN	9,702

Item 5. Other Information

As reported in the Company’s proxy statement for its Annual Meeting of Stockholders held on June 12, 2003, in 2003 the Company’s Executive and Compensation Committee (the “Committee”) recommended creation of an incentive bonus plan providing for the allocation of an incentive bonus pool among all persons who are officers or Associates of the Company, AIC or both. The incentive bonus pool is to be an amount that could range from zero to $18,950,000 depending on whether and to what extent the performance-related goals set forth in the plan are achieved. These goals are based on specified objective criteria related to the achievement of the Company’s business strategy. Under the Committee’s recommendation, the Company’s Board of Directors or other committee authorized by the Board for that purpose, are responsible for interpreting and administering the incentive bonus plan. In April 2003 the Company’s Board of Directors approved the Committee’s recommendations and directed the incentive bonus plan proposed by the Committee be implemented. See Note 7 to the Consolidated Financial Statements accompanying this Form 10-Q, the Company’s proxy statement under III. Information About The Company, Directors and Executive Officers -Employment Agreements and

Termination of Employment Agreements and -Executive and Compensation Committee Report and the employment agreements of Mr. Martin and Mr. Thompson at Exhibits 10.1 and 10.2, respectively, to the Company’s Form 10-Q for the quarter ended March 31, 2003.

Also as reported in the Company’s proxy statement, in order to retain Associates necessary to implement the Company’s business plan and maximize the financial performance of the Company and AIC to the material benefit of all policyholders, creditors, stockholders and others, the Committee also recommended, after evaluation of various alternatives, that the Company guarantee the performance by AIC of its retention bonus obligations under retention agreements previously entered into with those Associates and performance of specified obligations under the employment agreements of Mr. Martin and Mr. Thompson, and establish and fund an appropriate trust to assure the performance of these obligations, or take a combination of those and other actions in the best interest of all Company creditors and stockholders. The Board of Directors approved this recommendation in April 2003 and directed management to present to the Committee for consideration such guarantees, trust agreements or other necessary and appropriate documents. See Note 7 to the Consolidated Financial Statements accompanying this Form 10-Q, the Company’s proxy statement under III. Information About The Company, Directors and Executive Officers -Employment Agreements and Termination of Employment Agreements and -Executive and Compensation Committee Report and the employment agreements of Mr. Martin and Mr. Thompson at Exhibits 10.1 and 10.2, respectively, to the Company’s Form 10-Q for the quarter ended March 31, 2003.

On July 1, 2003 the Company’s financial institution bond that provided the Company with $4 million of fidelity insurance expired. Due primarily to the financial condition of the Company, the Company was unable to renew the financial institution bond or obtain similar coverage beyond July 1, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index.

(b)	Form 8-K

The following Current Reports on Form 8-K have been filed during the last fiscal quarter of the period covered by this Report:

Item	Financial Statements Filed	Date of Report
Item 5. Other Events.	No	April 21, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCEPTANCE INSURANCE COMPANIES INC.

By	/s/ John E. Martin	Dated: August 12, 2003
John E. Martin President and Chief Executive Officer

By	/s/ Gary N. Thompson	Dated: August 12, 2003
Gary N. Thompson Chief Financial Officer and Treasurer

ACCEPTANCE INSURANCE COMPANIES INC.

QUARTERLY REPORT ON FORM 10-Q

SIX MONTHS ENDED JUNE 30, 2003

EXHIBIT INDEX

NUMBER	EXHIBIT DESCRIPTION

3.1	Acceptance Insurance Companies Inc. Amended By-Law adopted on June 12, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.