Form 10-K
period 2003-12-31
ACCEPTANCE INSURANCE COMPANIES INC
filed 2004-07-22
CIK 74783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission File Number 1-7461

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

ACCEPTANCE INSURANCE COMPANIES INC.

(Exact Name of Registrant As Specified in Its Charter)

DELAWARE	31-0742926
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting stock held by nonaffiliates (11,727,000 shares) on June 30, 2003 was $117,000.

The number of shares of each class of the Registrant’s common stock outstanding on June 25, 2004 was:

Class of Common Stock	No. of Shares Outstanding
Common Stock, $.40 Par Value	14,201,486

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

GLOSSARY OF INSURANCE TERMS

Catastrophic Coverage (“CAT”): The minimum available level of Multi-Peril Crop Insurance, providing coverage for 50% of a producer’s historical yield for eligible crops at 55% of the price established annually by RMA.

Combined Ratio: The sum of the expense ratio and the loss ratio determined in accordance with GAAP or Statutory Accounting Principles (“SAP”).

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

Expense Ratio: Under statutory accounting, the ratio of insurance expenses to net premiums written. Under GAAP accounting, the ratio of insurance expenses to net premiums earned.

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

A variety of factors, most of which are outside the control of Acceptance Insurance Companies Inc. and subsidiaries (the “Company”), cannot be accurately predicted and may materially impact estimates of future operations. Important among such factors are changes in state and federal regulations, changes in the reinsurance market, including the ability and willingness of reinsurers to pay claims, decisions by regulators including increased control over Acceptance Insurance Company, financial market performance, changes in federal policies or court decisions affecting coverages, changes in the rate of inflation, interest rates and general economic conditions.

The only remaining consolidated insurance subsidiary of Acceptance Insurance Companies Inc. (“AICI”) at December 31, 2003 and 2002, Acceptance Insurance Company (“AIC”), is regulated by the Nebraska Department of Insurance (“NEDOI”). The NEDOI Director (“Director”) entered an administrative Order of Supervision with respect to AIC on December 20, 2002 and AIC currently is operating pursuant to that Order. AIC’s total statutory policyholders’ deficit was approximately $61.3 million and $75.0 million at December 31, 2003 and 2002, respectively. AIC’s statutory deficit at December 31, 2003 and 2002 was significantly impacted by the non-admission under statutory accounting principles of pledged investments totaling approximately $57.5 million and $89.9 million, respectively. The Director currently has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC. The Company believes that an Order of Rehabilitation would have a significant negative impact on the Company and that an Order of Liquidation would have a material adverse effect on the Company. Additionally, if the NEDOI obtains an Order of Rehabilitation or Order of Liquidation with respect to AIC, the Company believes that it is unlikely that AICI would be able to meet its short-term cash flow needs.

Additionally, there is significant uncertainty as to whether AIC will be able to meet its future cash flow needs. At December 31, 2003 approximately 76% and 32% of AIC’s fixed maturity securities and cash and cash equivalents, respectively, are pledged to states and to acquirers of former Company affiliates and AIC’s ability to meet its cash flow needs will be highly dependent upon AIC’s ability to get significant amounts of pledged funds released (See “Off Balance Sheet – Guarantees Related to Sale of Subsidiaries”). Additionally, AIC’s cash flows are significantly impacted by any changes in the expected payout of insurance losses and loss adjustment expenses (See “Loss and Loss Adjustment Expense Reserves”). AIC’s ability to meet its cash flow needs is also dependent upon the timely recovery of reinsurance balances, including the favorable resolution of balances currently in dispute (See “Reinsurance”). Based upon current estimates management of the Company believes AIC would likely have the ability to meet its cash flow needs through December 31, 2004 assuming the NEDOI does not obtain an Order of Rehabilitation or Order of Liquidation with respect to AIC. There can be no assurances considering the significant uncertainties that exist that AIC will have the ability to meet its cash flow needs through December 31, 2004.

There is also significant uncertainty as to whether AICI will be able to meet its cash flow needs. AICI has deferred interest payments on its Trust Preferred Securities (See Note 5 to the consolidated financial statements), as permitted by the trust agreement and indenture, and AICI has disputed or denied payment of certain other liabilities and commitments. Based upon current estimates management of the Company believes AICI would likely have the ability to meet its cash flow needs through December 31, 2004 assuming the NEDOI does not obtain an Order of Rehabilitation or an Order of Liquidation with respect to AIC. There can be no assurances considering the significant uncertainties that exist that AICI will have the ability to meet its cash flow needs through December 31, 2004. It is unlikely that AICI will be able to meet its long-term cash flow needs if either its short-term or long-term strategies are unsuccessful. If AICI is not able to meet its cash flow needs in the future, the Company will decide to take the course of action that is in the best interest of the Company based upon all relevant factors, which action may include filing bankruptcy.

Forward-looking information set forth herein does not take into account any impact from the various factors noted above which may affect future results. See “Uncertainties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General” for additional information regarding these events and factors.

Company Strategy

The Company has historically been an agricultural risk management company providing comprehensive insurance products (“Agricultural Segment”) and a provider of property and casualty insurance (“Property and Casualty Segment”). American Growers Insurance Company (“AGIC”), the Company’s wholly owned crop insurance subsidiary, was placed into rehabilitation by the District Court of Lancaster County, Nebraska on December 20, 2002. Effective as of December 20, 2002, AGIC and its subsidiaries ceased to be under the control of the Company and are not included as consolidated subsidiaries of the Company. Additionally, AGIC and its supporting crop operations (the “Agricultural Segment”) have been presented as discontinued operations. Operating results for previous periods of the Agricultural Segment were reclassified to discontinued operations. The remaining operations of the Company include AIC and AICI Capital Trust. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement and Reclassification of Financial Statements” for a discussion regarding the continuing operations of the Property and Casualty Segment for financial statement purposes.

Management has not adopted or contemplated to adopt a plan of liquidation. Management’s current short-term business plan can be summarized as follows:

(a)	minimize payments of losses and loss adjustment expenses;

(b)	effectively manage the collection of reinsurance balances;

(c)	maintain adequate liquidity to meet cash needs;

(d)	reduce expenses required to manage the run-off of the property and casualty operations; and

(e)	preserve and, if possible, enhance Company assets.

Unless these current short-term strategies are successful, the Company will not have the ability to implement any longer term strategies. The total focus continues to be on successfully accomplishing the above short-term strategies. If the Company is able to meet these short-term objectives, management may consider several strategies. These strategies may include commutation of reinsurance treaties, loss portfolio transfers, unwinding of trust balances and related items, sale of active and/or shell subsidiaries and other options that may be available. The Company may be required to accomplish certain of these strategies to meet its short-term and long-term objectives. At this time, management is unable to determine if any of these strategies will be available and if so, under acceptable terms to both the Company and the NEDOI. As such, it is uncertain if the Company can achieve its short-term or long-term objectives (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” and “- Forward Looking Information”).

Organization

The Company historically underwrote its insurance products through two wholly owned insurance company subsidiaries: AGIC and AIC. The Company’s Agricultural Segment insurance operations were primarily conducted in AGIC and the Property and Casualty Segment insurance operations were primarily conducted in AIC.

AGIC was placed into rehabilitation by the District Court of Lancaster County, Nebraska on December 20, 2002. Effective as of December 20, 2002, AGIC and its subsidiaries ceased to be under the control of the Company and are not included as consolidated subsidiaries of the Company after that date. As the Company’s equity interest in AGIC and its subsidiaries is negative, the Company has reflected its investment in AGIC and its subsidiaries at zero as the Company is no longer responsible for AGIC’s net liabilities.

As of December 31, 2003 and 2002 the only remaining consolidated insurance company of AICI is AIC. The Director entered an administrative Order of Supervision with respect to AIC on December 20, 2002 and AIC currently is operating pursuant to that Order. AIC’s total statutory policyholders’ deficit was approximately $61.3 million and $75.0 million as of December 31, 2003 and 2002, respectively, and statutory net loss was $36.3 million, $14.8 million and $7.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. The statutory deficit at December 31, 2003 and 2002 was significantly impacted by the non-admission under statutory accounting principles of pledged investments totaling approximately $57.5 million and $89.9 million, respectively.

The National Association of Insurance Commissioners has established risk-based capital (“RBC”) standards. RBC standards are designed to measure the acceptable level of capital an insurer should have, based on the inherent and specific risks of each insurer. As of December 31, 2003, AIC had negative statutory surplus, resulting in a RBC at the mandatory control level. Under the mandatory control level, the NEDOI may take such actions as necessary to place AIC under regulatory control under the Nebraska Insurers Supervision, Rehabilitation, and Liquidation Act. Since AIC is currently in run-off, the Director is permitted to allow AIC to continue its run-off under supervision of the NEDOI. While AIC is currently in supervision, the Director has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC. The Company believes that an Order of Rehabilitation would have a significant negative impact on the Company and that an Order of Liquidation would have a material adverse effect on the Company.

The Company was incorporated in Ohio as National Fast Food Corp. in 1968, reincorporated in Delaware in 1969 and thereafter operated under the names NFF Corp. (1971 to 1973), Orange-co, Inc. (1973 to 1987), Stoneridge Resources, Inc. (1987 to 1992), and was renamed Acceptance Insurance Companies Inc. in 1992.

Management

John E. Martin is Chairman of the Company’s Board of Directors, and President and Chief Executive Officer of the Company. Gary N. Thompson is Chief Financial Officer.

Business Segments

The Company historically had two segments, the Agricultural Segment and the Property and Casualty Segment. The Agricultural Segment is presented as discontinued operations in the Company’s consolidated financial statements. The only remaining segment is the Property and Casualty Segment.

Agricultural Segment - Discontinued

The principal lines of the Company’s Agricultural Segment were MPCI, supplemental coverages and named peril insurance. MPCI is a federally subsidized insurance program designed to encourage agricultural producers to manage their risk through the purchase of insurance policies. MPCI provides agricultural producers with yield coverage for crop damage from substantially all natural perils. CRC is an extension of the MPCI program that provides agricultural producers with protection from revenue loss caused by changes in crop prices, low yields, or a combination of the two. As used herein, the term MPCI includes CRC, unless the context indicates otherwise. For the years ended December 31, 2003, 2002 and 2001, the Company had $-0-, $580 million and $698 million, respectively, of MPCI Gross Premiums.

The largest named peril crop insurance product offered by the Company was crop hail insurance which insures growing crops against damage resulting from hailstorms. The Company also sold a small volume of insurance against damage to specific crops from other named perils. None of the named peril products involve federal reinsurance or price subsidy participation. During 2003, 2002 and 2001, the Company’s gross premium from named peril crop insurance, including crop hail, was approximately $-0-, $57.6 million and $80.1 million, respectively.

On November 18, 2002 the Company announced that it signed a Non-Binding Letter of Intent setting forth the preliminary terms for the Company’s potential sale of certain crop insurance assets to Rain and Hail L.L.C. (“Rain and Hail”). On November 25, 2002 Rain and Hail announced “termination of further negotiations under the previously announced Non-Binding Letter of Intent because RMA (USDA Risk Management Agency) would not allow the transaction as set forth in the terms of the Non-Binding Letter of Intent.”

Subsequent to the RMA and Rain and Hail actions, the operations of the Agricultural Segment were discontinued and AGIC was placed in rehabilitation by the District Court of Lancaster County, Nebraska. In rehabilitation, AGIC and its subsidiaries ceased to be under the control of the Company and are not included as consolidated subsidiaries of the Company at December 31, 2003 and 2002. As the Company’s equity interest in AGIC and its subsidiaries is negative, the Company reflects its investment in AGIC and its subsidiaries at zero as the Company is no longer responsible for AGIC’s net liabilities. The Company does not expect to be impacted by the discontinued operations of the Agricultural Segment in the future.

Property and Casualty Segment

The Company’s Property and Casualty Segment primarily consists of general liability, commercial property, commercial casualty, inland marine and workers’ compensation coverages.

The Company announced several strategic decisions over the last several years which have significantly impacted the Property and Casualty Segment. During 1999, the Company ceased or reduced its underwriting in several product lines of the Property and Casualty Segment business. In September 1999, the Company sold its nonstandard automobile business, including Phoenix Indemnity Insurance Company (“Phoenix Indemnity”). In the first quarter of 2000 the Company transferred the renewal rights to all business previously produced and serviced by the Company’s Scottsdale, Arizona office and its “long haul” trucking business. During 2001 the Company ceased writing or sold all remaining Property and Casualty Segment business. Additionally, in 2001, as part of its strategy to exit the Property and Casualty Segment business, the Company sold two wholly owned insurance subsidiaries, Acceptance Indemnity Insurance Company (“AIIC”) and Acceptance Casualty Insurance Company (“ACIC”).

As of December 31, 2003 and 2002 the only remaining consolidated insurance company of AICI is AIC. The Director entered an administrative Order of Supervision with respect to AIC on December 20, 2002 and AIC currently is operating pursuant to that Order. Under the Order of Supervision, AIC is required to pay all costs incurred by the Supervisor, AIC may not accept or renew any insurance business and may not perform any activities beyond those that are routine in the day-to-day conduct of its runoff business without prior approval of the Director or Supervisor. The Director currently has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC. The Company believes that an Order of Rehabilitation would have a significant negative impact on the Company and that an Order of Liquidation would have a material adverse effect on the Company.

The Company continues to manage the run-off of the property and casualty business. Based upon the above, the Company expects the Property and Casualty Segment net premiums earned in 2004 to be minimal and be primarily comprised of adjustments related to audits and endorsements for policies expiring in 2002 and prior years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement and Reclassification of Financial Statements” for a discussion regarding the continuing operations of the Property and Casualty Segment for financial statement purposes.

Claims

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

During the 1990s, the Company continuously entered into many new markets or programs. Many of these programs were cancelled as a result of unsuccessful marketing or poor underwriting performance. In addition, the Company ceased writing or sold all of its remaining Property and Casualty Segment lines of business. The Company continues to be responsible for all claims prior to the exit or sale of the Property and Casualty Segment lines (referred to as the “Runoff Business”). During May 2001, the Company closed its claims department handling the Runoff Business and engaged a third-party administrator specializing in such runoff business to handle these Property and Casualty Segment claims.

In monitoring reserve adequacy the Company reviews historical data and other data and, as additional experience and data become available, revises estimates of reserves. These revisions result in increases or decreases to reserves for insured events of prior years. In 2003, 2002 and 2001 the Company increased its reserves through charges to earnings of $30.0 million, $20.4 million and $14.7 million, respectively, based upon its reestimation of liability for losses and loss adjustment expenses for prior accident years.

The $30.0 million charge in 2003 for unfavorable development of losses and loss adjustment expenses relating to prior years was primarily concentrated in the general liability line and the workers’ compensation lines of business. The $20.4 million charge in 2002 for prior years was primarily a result of unfavorable development of losses and loss adjustment expenses in the general liability and commercial multi-peril lines of business. The $14.7 million charge in 2001 for prior years was primarily a result of the unfavorable development of general liability losses and loss adjustment expenses in 1999 and prior accident years.

The Company continues to be exposed to general liability coverages provided to contractors in the State of California as a result of the California Supreme Court decision in Montrose Chemical Corporation v. Admiral Insurance Company (“Montrose”). In that decision, the Court adopted the “continuous trigger” theory of insurance coverage for third-party liability claims involving continuous, progressive or deteriorating bodily injury or property damages. Under this theory, the time of the insured’s act which allegedly caused the accident, event or condition resulting in a claim is largely immaterial. As long as the potential damages remain outstanding, all of the insured contractor’s or subcontractor’s successive insurance policies potentially may provide coverage. Thus, the Court’s Montrose decision created a new basis for coverage under years of previously issued policies. Beginning in 1996, the Company altered its underwriting criteria for construction risks and began requiring policy endorsements for these types of continuous exposures in order to avoid coverage for conditions which existed prior to the inception of the Company’s policies.

For the first time in 2002, and continuing in 2003, the Company received more than a de minimis number of asbestosis claims; it has disclaimed coverage for these claims. Also for the first time in 2002, and continuing in 2003, the Company received silicosis claims. The Company believes its silicosis exposure is limited by the few policies that were exposed and the related policy limits. The Company has established a minimal reserve for each claim reported and a bulk reserve for unreported claims and loss adjustment expenses. Adverse future developments with respect to either of these newly reported exposures, however, could have a significant adverse impact on future results.

The liability estimate for losses and loss adjustment expenses established represents management’s best estimate based on currently available evidence, including an analysis prepared by an independent actuary engaged by the Company. Even with such extensive analyses, however, the Company believes its ultimate liability may vary significantly from such estimates.

The Company annually obtains an independent review of its loss reserving process and reserve estimates in connection with the annual audit of its financial statements by a professional actuary who is independent of the Company and its auditors.

The following table presents an analysis of the Company’s reserves for losses and loss adjustment expenses, reconciling beginning and ending balances for the years ended December 31:

	2003	2002	2001
	(in thousands)
Gross loss and loss adjustment expense reserves, beginning of year	$284,856	$353,274	$448,502
Reinsurance recoverable on unpaid losses and loss adjustment expenses, beginning of year	158,992	185,734	217,648

Net loss and loss adjustment expense reserves, beginning of year	125,864	167,540	230,854

Net incurred losses and loss adjustment expenses related to:
Current year	—	6,542	32,380
Prior years	30,000	21,088	14,771

	30,000	27,630	47,151

Net payments for losses and loss adjustment expenses related to:
Current year	—	(2,156)	(10,321)
Prior years	(46,112)	(67,150)	(100,144)

	(46,112)	(69,306)	(110,465)

Net loss and loss adjustment expense reserves, end of year	109,752	125,864	167,540
Reinsurance recoverable on unpaid losses and loss adjustment expenses, end of year	136,527	158,992	185,734

Gross loss and loss adjustment expense reserves, end of year	$246,279	$284,856	$353,274

The following information contains claim information on the continuing and discontinued operations. The following table presents the development of balance sheet net loss reserves from calendar years 1993 through 2002. The top line of the table shows the loss reserves at the balance sheet date for each of the indicated years. These amounts are the estimates of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The middle section of the table shows the cumulative amount paid, expressed as a percentage of the initial reserve amount, with respect to previously recorded reserves as of the end of each succeeding year. The lower section of the table shows the re-estimated amount, expressed as a percentage of the initial reserve amount, of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “Net cumulative redundancy (deficiency)” caption represents the aggregate percentage increase (decrease) in the initial reserves estimated. It should be noted that the table presents the “run off” of balance sheet reserves, rather than accident or policy year loss development. The Company computes the cumulative redundancy (deficiency) annually on a calendar year basis.

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

	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Net reserves for unpaid losses and loss adjustment expenses	$115,714	$141,514	$201,356	$246,752	$263,106	$285,975	$278,840	$233,912	$168,544	$125,864	$109,752
Cumulative amount of net liability paid through (1):
One year later	49.1%	51.0%	47.3%	44.7%	43.0%	46.7%	41.8%	44.1%	40.1%	36.6%
Two years later	80.5%	86.1%	75.2%	71.8%	71.7%	73.7%	67.6%	69.1%	66.0%
Three years later	100.9%	104.5%	93.1%	90.0%	89.8%	92.2%	83.2%	84.7%
Four years later	108.8%	115.5%	102.8%	101.8%	102.2%	101.5%	91.9%
Five years later	113.6%	121.6%	110.7%	110.6%	111.0%	109.5%
Six years later	116.0%	127.0%	115.7%	116.9%	116.2%
Seven years later	119.5%	129.7%	121.3%	121.2%
Eight years later	120.7%	133.0%	124.5%
Nine years later	122.5%	134.9%
Ten years later	123.1%
Net reserves reestimated as of:
One year later	104.4%	115.8%	104.7%	102.8%	109.2%	115.4%	102.9%	106.3%	112.1%	123.8%
Two years later	114.5%	115.7%	106.6%	112.0%	119.9%	117.5%	107.1%	109.7%	128.6%
Three years later	113.1%	120.5%	114.2%	121.7%	121.3%	120.7%	113.2%	126.6%
Four years later	116.1%	125.9%	122.6%	123.7%	123.0%	125.4%	122.2%
Five years later	118.2%	133.8%	125.1%	126.8%	126.7%	133.3%
Six years later	121.3%	135.6%	128.1%	130.0%	134.4%
Seven years later	124.2%	138.4%	131.1%	136.1%
Eight years later	125.7%	139.5%	136.8%
Nine years later	125.6%	144.5%
Ten years later	127.9%
Net cumulative redundancy (deficiency)	(27.9)%	(44.5)%	(36.8)%	(36.1)%	(34.4)%	(33.3)%	(22.2)%	(26.6)%	(28.6)%	(23.8)%

Gross reserves for unpaid losses and loss adjustment expenses	$211,600	$221,325	$369,244	$432,173	$428,653	$524,744	$781,377	$617,891	$597,392	$295,121	$246,279
Reinsurance recoverable on unpaid losses and loss adjustment expenses	95,886	79,811	167,888	185,421	165,547	238,769	502,537	383,979	428,848	169,257	136,527

Net reserves for unpaid losses and loss adjustment expenses	$115,714	$141,514	$201,356	$246,752	$263,106	$285,975	$278,840	$233,912	$168,544	$125,864	$109,752

Reestimated gross reserves for unpaid losses and loss adjustment expenses	130.0%	154.3%	134.7%	135.3%	146.6%	145.3%	120.3%	122.5%	122.9%	118.2%
Reestimated reinsurance recoverable on unpaid losses and loss adjustment expenses	132.6%	171.6%	132.1%	134.2%	166.1%	159.6%	119.3%	120.0%	120.6%	114.0%
Reestimated net reserves for unpaid losses and loss adjustment expenses	127.9%	144.5%	136.8%	136.1%	134.4%	133.3%	122.2%	126.6%	128.6%	123.8%

Gross cumulative deficency	(30.0)%	(54.3)%	(34.7)%	(35.3)%	(46.6)%	(45.3)%	(20.3)%	(22.5)%	(22.9)%	(18.2)%

(1)	Cumulative amount paid includes reserves of Phoenix Indemnity at August 1999 when Phoenix Indemnity was sold and reserves of AGIC at December 2002 when AGIC was removed from the consolidated group.

Off Balance Sheet - Guarantees Related to Sale of Subsidiaries

The Company sold its wholly owned insurance subsidiary, Redland Insurance Company (“Redland”), to Clarendon National Insurance Company (“Clarendon”) effective as of July 1, 2000. The transaction included the appointment of other Company subsidiaries as a producer and administrator for the business the Company wrote through Clarendon and Redland. The Company also reinsured certain portions of the Company’s business issued by Clarendon and Redland. At December 31, 2003, approximately $37.5 million of fixed maturities available-for-sale and $8.5 million of cash equivalents were placed in a trust and pledged to Clarendon to secure the Company’s obligations under reinsurance agreements. Under these reinsurance agreements, the Company assumed business from Clarendon and Redland after cessions to outside reinsurers (“Clarendon Reinsurers”). At December 31, 2003, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers totaled approximately $84 million (See “Reinsurance”). The Company is contingently liable for any uncollectible amounts due from Clarendon Reinsurers related to this business.

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

In general, the minimum amount to be included in the trust account is based upon the greater of 1) certain percentages of loss and loss adjustment expense reserves assumed by the Company from Clarendon and Redland and reinsurance recoverables from Clarendon Reinsurers for which the Company is contingently liable or 2) 70% of the Bond Requirements. During 2003, the Company received funds from the trust resulting in a decline in the trust balance from approximately $80.3 million at December 31, 2002 to approximately $46.0 million at December 31, 2003.

As of July 1, 2001, the Company sold two wholly owned insurance companies to McM Corporation, a Raleigh, North Carolina based insurance holding company (“McM”). The two companies, AIIC and ACIC, underwrote primarily Property and Casualty Segment insurance. The Company also reinsures certain portions of the Company’s business issued by AIIC and ACIC. As of December 31, 2003 approximately $11.7 million of fixed maturities available-for-sale and $337,000 of cash equivalents were placed in a trust and pledged to McM to secure the Company’s net obligations under the reinsurance agreements. Under these reinsurance agreements, the Company assumed business from AIIC and ACIC after cessions to outside reinsurers (“AIIC Reinsurers”). At December 31, 2003, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers totaled approximately $28 million (See “Reinsurance”). The Company is contingently liable for any uncollectible amounts due from AIIC Reinsurers related to this business.

Reinsurance

Reinsurance involves an insurance company transferring, or ceding, all or a portion of its insurance exposure to a reinsurer. The reinsurer assumes the ceded exposure in return for a portion of the premium received by the insurance company. Reinsurance does not discharge the insurer from its obligations to its insured. If the reinsurer fails to meet its obligations, the Company remains liable to pay the insured loss.

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

The Company reinsures certain portions of Company’s business issued by Clarendon, Redland, AIIC and ACIC. Under these reinsurance agreements, the Company assumed business after Clarendon, Redland, AIIC, and ACIC cessions to outside reinsurers. However, the Company is contingently liable for any uncollectible amounts due from these outside reinsurers related to business produced and managed by the Company.

At December 31, 2003, PMA Reinsurance Group (“PMA”) accounts for approximately 13% of the Company’s outstanding reinsurance recoverables and reinsurance balances for which the Company is contingently liable (collectively “Total Reinsurance Balances”). PMA had its financial strength lowered by A.M. Best from A- (Excellent) to B++ (Very Good) in the fourth quarter of 2003. As of December 31, 2003 the Company has outstanding reinsurance recoverables from PMA of approximately $26.1 million and is contingently liable for AIIC and Redland reinsurance recoverables from PMA totaling approximately $9.0 million. With the exception of outstanding questions related to specific claims, PMA continues to make regular payments to the Company for reinsurance billings and accordingly, no specific allowances for doubtful accounts or liability has been established for these balances.

At December 31, 2003, Gerling Global Reinsurance Corp. (“Gerling”) accounts for approximately 13% of the Total Reinsurance Balances. Gerling had its financial strength rating lowered by A.M. Best from A- (Excellent) to B- (Fair) during the fourth quarter of 2002. In January 2003, in response to a request from Gerling’s parent to withdraw from the rating process, A.M. Best withdrew its financial strength rating of B- and assigned Gerling and its parent an NR-3 rating (Rating Procedure Inapplicable). As of December 31, 2003 the Company has outstanding reinsurance recoverables from Gerling of approximately $35.1 million and is contingently liable for AIIC and Redland reinsurance recoverables from Gerling totaling approximately $1.7 million. Gerling continues to make regular payments to the Company for reinsurance billings and accordingly, no specific allowance for doubtful accounts or liability has been established for these balances.

At December 31, 2003, approximately 63% of the Company’s Total Reinsurance Balances, excluding Gerling and PMA, were rated A- (Excellent) or better by A.M. Best or Lloyd’s Syndicates.

In September 2001 the Company initiated an arbitration proceeding to recover from a pool of solvent reinsurers sums the Company believes are due under a workers’ compensation insurance program of the Company principally written on Redland. The Company is contingently liable to Redland for amounts due from these reinsurers. At December 31, 2002 the Company was contingently liable for approximately $20.4 million due from these reinsurers and approximately $5.1 million conditionally paid by the reinsurers but was still subject to the outcome of the arbitration. On May 31, 2003, the arbitration panel found that there was no reason to relieve the reinsurers of their obligations under the reinsurance contracts, made final the previous $5.1 million conditional payment from the reinsurers, ordered and awarded the payments of reinsurance recoverables, plus interest, to Redland and AIC sought by AIC, subject to potential adjustments that may be made to amounts withheld and escrowed until any such adjustments are made. The award of the arbitration panel did not have a significant impact on the Company’s net loss for the year ended December 31, 2003.

The Company has reinsurance recoverables and is contingently liable for Redland and AIIC reinsurance recoverables that are currently being disputed or payments have been delayed pending resolution of outstanding inquiries (See “Off Balance Sheet – Guarantees Related to Sale of Subsidiaries”). While the Company believes the reinsurers will be required to pay amounts due under the terms of the reinsurance agreements and, accordingly, a specific liability has not been established for these reinsurance recoveries, the ultimate outcome cannot be predicted at this time.

Investments

The Company’s investment policy is to manage the investment portfolio to maximize yields while emphasizing capital stability and preservation and maintaining adequate liquidity to meet cash needs. The Company determines the strategies and parameters for the investment of its portfolio, and an external investment manager executes trades consistent with the Company’s strategies and parameters. The investment portfolio and cash and cash equivalents at December 31, 2003 and 2002, consisted of the following:

	December 31, 2003		December 31, 2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)		(in thousands)
Parent Company :
Cash and cash equivalents	$2,660	$2,660	$3,103	$3,103
Restricted cash equivalents	1,481	1,481	—	—

Total Parent Company	$4,141	$4,141	$3,103	$3,103

Insurance Operations:
Fixed maturities	$17,815	$17,887	$19,349	$18,965
Fixed maturities - pledged to states	7,248	7,292	7,154	7,550
Fixed maturities - pledged to Clarendon	37,160	37,509	75,115	76,705
Fixed maturities - pledged to McM	11,516	11,652	11,263	11,479

Total fixed maturities	73,739	74,340	112,881	114,699

Marketable equity securities	1,137	1,053	8,452	7,339
Real estate	1,654	1,654	3,026	3,026

Cash and cash equivalents	18,738	18,738	13,254	13,254
Cash and cash equivalents - pledged to Clarendon	8,508	8,508	3,561	3,561
Cash and cash equivalents - pledged to McM	337	337	130	130

Total cash and cash equivalents	27,583	27,583	16,945	16,945

Total Insurance Operations	$104,113	$104,630	$141,304	$142,009

Fixed Maturities

Fixed maturity investments are classified as available-for-sale and carried on the Company’s consolidated balance sheets at estimated fair value, with unrealized gains and losses, net of taxes, recorded in stockholders’ deficit as accumulated other comprehensive income. The fixed maturities pledged to Clarendon and McM are securing the Company’s obligations under reinsurance agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

Marketable Equity Securities

Equity holdings comprised 1.0% of the Company’s investments for insurance operations at December 31, 2003, and consist of a portfolio of unaffiliated common stocks.

Real Estate

Real estate represents an investment in unimproved land as of December 31, 2003. During the year ended December 31, 2003, the Company sold unimproved land for approximately $1.5 million and realized a gain of approximately $143,000. The Company is actively marketing the sale of the remaining parcels of land.

Cash and Cash Equivalents

The Company’s portfolio also includes cash and cash equivalents. The cash equivalents pledged to Clarendon and McM are securing the Company’s obligations under reinsurance agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

Investment Results

The Company’s investment results for the years ended December 31, are as follows:

	2003	2002	2001
	(dollars in thousands)
Parent Company:
Net investment income	$76	$587	$1,940
Net realized gains	251	—	545
Change in unrealized gain (loss) on available-for-sale securities	—	(95)	61

Insurance Operations:
Net investment income	$3,103	$5,670	$12,730
Net realized gains (losses)	402	(1,526)	2,750
Change in unrealized gain (loss) on available-for-sale securities	(188)	2,352	5,101

Regulation

The Company is subject to laws governing insurance holding companies in Nebraska where AIC is domiciled. These laws, among other things, require the Company to file periodic information with state regulatory authorities including information concerning its capital structure, ownership, financial condition, management and general business operations. The insurance holding company laws also regulate certain transactions between the Company and its affiliates, including the amount of dividends and other distributions and the terms of surplus notes, and restrict the ability of any one person to acquire certain levels of the Company’s voting securities (generally 10%) without prior regulatory approval.

AGIC was placed into rehabilitation by the District Court of Lancaster County, Nebraska on December 20, 2002. Effective as of December 20, 2002, AGIC and its subsidiaries ceased to be under the control of the Company and are not included as consolidated subsidiaries of the Company after that date. AGIC reported statutory net income (loss) of $(82.7) million and $14.3 million for the years ended December 31, 2002 and 2001.

As of December 31, 2003 and 2002 the only remaining consolidated insurance company of AICI is AIC. The Director entered an administrative Order of Supervision with respect to AIC on December 20, 2002 and AIC currently is operating pursuant to that Order. AIC’s total statutory policyholders’ deficit was approximately $61.3 million and $75.0 million as of December 31, 2003 and 2002, respectively and statutory net loss was $36.3 million, $14.8 million and $7.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. The statutory deficit at December 31, 2003 and 2002 was significantly impacted by the non-admission under statutory accounting principles of pledged investments totaling approximately $57.5 million and $89.9 million, respectively.

The National Association of Insurance Commissioners has established risk-based capital (“RBC”) standards. RBC standards are designed to measure the acceptable level of capital an insurer should have, based on the inherent and specific risks of each insurer. As of December 31, 2003 and 2002, AIC had negative statutory surplus, resulting in a RBC at the mandatory control level. Under the mandatory control level, the Director may take such actions as necessary to place AIC under regulatory control under the Nebraska Insurers Supervision, Rehabilitation, and Liquidation Act. Since AIC is currently in run-off, the Director is permitted to allow AIC to continue its run-off under supervision of the NEDOI. While AIC is currently in supervision, the Director has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC. The Company believes that an Order of Rehabilitation would have a significant negative impact on the Company and that an Order of Liquidation would have a material adverse effect on the Company.

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

Uncertainties

The Company’s only consolidated insurance subsidiary at December 31, 2003 and 2002, AIC, is regulated by the NEDOI and is currently under supervision of the NEDOI. The Director currently has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC. The Company believes that an Order of Rehabilitation would have a significant negative impact on the Company and that an Order of Liquidation would have a material adverse effect on the Company (See “Regulation”). Additionally, if the NEDOI obtains an Order of Rehabilitation or Order of Liquidation with respect to AIC, management believes that it is unlikely that AICI would be able to meet its short-term cash flow needs.

Additionally, there is significant uncertainty as to whether AIC will be able to meet its future cash flow needs. A major portion of AIC’s investments are pledged (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements”) and AIC’s ability to meet its cash flow needs will be highly dependent upon AIC’s ability to get significant amounts of pledged funds released. Additionally, AIC’s cash flows are significantly impacted by any changes in the expected payout of insurance losses and loss adjustment expenses (See “Loss and Loss Adjustment Expense Reserves”). AIC’s ability to meet its cash flow needs is also dependent upon the timely recovery of reinsurance balances, including the favorable resolution of balances currently in dispute (See “Reinsurance”). Based upon current estimates management of the Company believes AIC would likely have the ability to meet its cash flow needs through December 31, 2004. There can be no assurances considering the significant uncertainties that exist, that AIC will have the ability to meet its cash flow needs through December 31, 2004.

The Company received the final 2002 NEDOI triennial examination report in April of 2004. Based on two actuarial examinations performed by independent actuaries engaged by the NEDOI utilizing information available to these actuaries through 2003, the actuaries’ range of estimated reserves was up to $60 million higher than the Company’s recorded reserves. The final NEDOI triennial examination report utilized the low range of estimated adequate loss reserves in the NEDOI actuary report. The Company considered the NEDOI actuarial examinations as well as the actuarial work performed by its own independent actuary in examining reserves. The amount recorded by the Company as of December 31, 2003 is within the low range of the amount included in the NEDOI triennial examination report. The varying reserve estimates established by the actuarial firms demonstrates the significant variability in such reserve estimates. Changes in the Company’s reserve estimates are recorded as loss and loss adjustment expenses in the period such information becomes known.

At this time, there can be no assurance as to what actions, if any, the NEDOI will take in connection with the varying estimates of the Company’s reserves and any further changes in estimates, if any. If the NEDOI does take action there can be no assurance as to when it may do so or how long it may take to complete any such action.

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

There is also significant uncertainty as to whether AICI will be able to meet its cash flow needs. AICI has deferred interest payments on its Trust Preferred Securities, as permitted by the trust agreement and indenture, and AICI has disputed or denied payment of certain other liabilities and commitments. Based upon current estimates management of the Company believes AICI would likely have the ability to meet its cash flow needs through December 31, 2004 assuming the NEDOI does not obtain an Order of Rehabilitation or an Order of Liquidation with respect to AIC. There can be no assurances considering the significant uncertainties that exist, that AICI will have the ability to meet its cash flow needs through December 31, 2004. It is unlikely that AICI will be able to meet its long-term cash flow needs if either its short-term or long-term strategies are unsuccessful. If AICI is not able to meet its cash flow needs in the future, the Company will decide to take the course of action that is in the best interest of the Company based upon all relevant factors, which action may include filing bankruptcy.

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

The Company’s results may be influenced by factors which are largely beyond the Company’s control. Important among such factors are changes in state and federal regulations, changes in the reinsurance market, including the ability and willingness of reinsurers to pay claims, decisions by regulators including any increased control over AIC, financial market performance, changes in federal policies or court decisions affecting coverages, changes in the rate of inflation, interest rates and general economic conditions.

Adverse loss experience for prior years resulted in an increase in loss reserves for the years ended December 31, 2003 and 2002, in the amounts of $30.0 million and $20.4 million, respectively. The establishment of appropriate loss reserves is an inherently uncertain process and it has been necessary, and may be necessary in the future, to revise estimated loss reserve liabilities. See “Loss and Loss Adjustment Expense Reserves,” for a further discussion of factors which may, in the future, influence loss reserve estimates.

In late 2003, the Company received a letter from an attorney representing a former officer of an indirect subsidiary of the Company threatening claims against the Company, subsidiaries of the Company and certain officers and directors of the Company, alleging a material business loss as a proximate result of alleged misrepresentations and improper conduct. To the Company’s knowledge, no proceedings have been initiated against the Company or the others as threatened. If a claim is filed, the Company would expect to vigorously defend the proceeding.

Employees

At June 1, 2004 the Company had approximately 23 full time employees, substantially all providing services in the Property and Casualty Segment. The Company believes that relations with its employees are good.

Item 2. Properties

The following table sets forth certain information regarding the principal properties of the Company:

Location	General Character	Size	Leased/ Owned
Council Bluffs, IA	Office	34,000 sq. ft.	Leased	(1)

(1)	The expiration date for the lease is March 31, 2007.

Item 3. Legal Proceedings

Acceptance Insurance Companies Securities Litigation (USDC, Nebraska Master File No. 8-99CV547) In December 1999 the Company was sued in the United States District Court for the District of Nebraska. Plaintiffs alleged the Company knowingly and intentionally understated the Company’s liabilities in order to maintain the market price of the Company’s common stock at artificially high levels and made untrue statements of material fact, and sought compensatory damages, interest, costs and attorney fees. In February 2000 other plaintiffs sued the Company in the same Court, alleging the Company intentionally understated liabilities in a registration statement filed in conjunction with the Company’s Trust Preferred Securities.

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

On August 6, 2001, the Magistrate Judge granted Plaintiffs’ Motion for Class Certification. Plaintiffs’ fact discovery was concluded July 31, 2002 in accordance with a schedule established by the Court. On September 16, 2002 Plaintiffs sought the Court’s permission to reinstate certain previously dismissed claims under Section 11 and 15 of the Securities Act. The Court denied Plaintiffs’ request in its entirety on February 27, 2003; Plaintiffs asked the Court to reconsider this decision and the Court has not ruled on that request. On March 31, 2003, however, the Court established a schedule for the submission during May 2003 of briefs regarding the Company’s proposed motion to decertify the class. The Court also established a schedule concluding in August 2003 for submission of briefs regarding both parties’ anticipated motions for summary judgment. The Company filed a motion to decertify the class and a motion for summary judgment. On March 31, 2004, the Court granted the defendants’ motion for summary judgment in full, dismissing all of the plaintiffs’ remaining claims against all of the remaining defendants, and denied all other pending motions as moot. The plaintiffs have filed a notice of appeal, appealing the Court’s decision.

The Company intends to continue vigorously contesting this action and believes Plaintiffs’ allegations are without merit. Nevertheless, the ultimate outcome of this action cannot be predicted at this time and the Company currently is unable to determine the potential effect of this litigation on its consolidated financial position, results of operations or cash flows.

Acceptance Insurance Companies Inc. Litigation (United States Court of Federal Claims) On December 9, 2003, the Company filed a complaint against the United States of America. The complaint was filed in the United States Court of Federal Claims as discussed in the following two paragraphs.

In November 2002, the Company and Rain and Hail L.L.C. (“Rain and Hail”) entered into a letter of intent under which Rain and Hail agreed to purchase certain insurance assets of American Growers Insurance Company (“AGIC”), a wholly owned subsidiary of the Company. Such assets were reinsured by, and subject to the oversight of, the Federal Crop Insurance Corporation (the “FCIC”). The transaction was subject to the approval of the Office of Risk Management, or the Risk Management Agency (the “RMA”). Ross J. Davidson, the Administrator of the RMA, advised that he would not approve the proposed sale of assets from the Company to Rain and Hail. The RMA subsequently enjoined AGIC from writing any new or renewal business. The Company alleges that the RMA’s actions rendered valueless the insurance business of AGIC.

The Company also alleges that in rejecting the proposed transaction between the Company and Rain and Hail, the RMA effected a taking of the Company’s property (i.e., the AGIC insurance assets) for public use without just compensation in violation of the Fifth Amendment to the United States Constitution. The Company seeks relief for its damages for the fair market value of the AGIC insurance assets in an amount of not less than $21.5 million, reasonable attorney’s fees and expert witness costs pursuant to 42 U.S.C. § 4654(c) with interest from the date of taking and such further relief the Court deems appropriate. On February 9, 2004 the United States filed a motion to dismiss the Company’s complaint and the Company filed a response to the motion to dismiss. The Court held a hearing regarding the motion to dismiss and response and has the motion under advisement. The ultimate outcome of this action cannot be predicted at this time and, accordingly, the Company currently is unable to determine the potential effect of this litigation on its consolidated financial position, results of operations or cash flows.

Granite Reinsurance Company, Ltd. v. Acceptance Insurance Companies, Inc., (S.D. Indiana, Case. No. 1:04-cv-0670-SEB-VSS) On April 15, 2004, Granite Reinsurance Company, LTD. (“Granite Re”) filed an action against the Company in the United States District Court for the Southern District of Indiana styled Granite Reinsurance Company, Ltd. v. Acceptance Insurance Companies, Inc., (S.D. Indiana, Case. No. 1:04-cv-0670-SEB-VSS) (the “Granite Re Action”). In the Granite Re Action, Granite Re alleges the Company breached certain alleged obligations under a reinsurance treaty entered into between the parties on June 6, 2001. Specifically, Granite Re alleges the Company breached an alleged obligation to pay Granite Re three million dollars ($3,000,000) annually for a three year period, or a total of nine million dollars ($9,000,000), for reinsurance. The Company is due to file a responsive pleading to the complaint in the Granite Re Action. The Company expects to vigorously defend the Granite Re Action. The ultimate outcome of this action cannot be predicted at this time and the Company currently is unable to determine the potential effect of this litigation on its financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

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

	High	Low
Year ended December 31, 2003
Fourth quarter	$0.05	nil
Third quarter	0.01	0.01
Second quarter	0.01	nil
First quarter	0.03	0.01

Year ended December 31, 2002
Fourth quarter	$2.31	$0.01
Third quarter	4.12	1.90
Second quarter	5.70	3.90
First quarter	5.71	4.80

As of June 25, 2004, there were 887 holders of record of the Common Stock.

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

	Years Ended December 31,
	2003 (1)	2002 (1) (3)	2001 (1) (3)	2000 (1) (3)	1999 (1) (3)
	(in thousands, except per share data)
Statement of operations data:
Revenues:
Net investment income	76	587	1,940	2,386	902
Net realized capital gains	251	—	545	—	—

	327	587	2,485	2,386	902
Insurance operations	4,129	12,460	46,627	152,264	239,143

	4,456	13,047	49,112	154,650	240,045

Costs and expenses:
General and administrative expenses	1,005	1,433	1,061	1,919	4,592
Insurance operations	37,587	34,460	65,196	164,153	281,843

	38,592	35,893	66,257	166,072	286,435

Operating income (loss)	(34,136)	(22,846)	(17,145)	(11,422)	(46,390)

Interest expense and other	(9,172)	(8,688)	(8,682)	(8,677)	(9,058)

Loss before income taxes and discontinued operations	(43,308)	(31,534)	(25,827)	(20,099)	(55,448)
Income tax expense (benefit)	—	25,276	(8,791)	(2,570)	(20,755)

Loss from continuing operations	(43,308)	(56,810)	(17,036)	(17,529)	(34,693)
Loss from discontinued operations, net of tax	—	(152,908)	7,967	(11,320)	(1,265)

Net loss	$(43,308)	$(209,718)	$(9,069)	$(28,849)	$(35,958)

Income (loss) per share:
Basic and diluted:
Loss from continuing operations	$(3.05)	$(3.97)	$(1.18)	$(1.23)	$(2.43)
Income (loss) from discontinued operations	0.00	(10.68)	0.55	(0.79)	(0.09)
Net income (loss)	(3.05)	(14.65)	(0.63)	(2.02)	(2.52)

	December 31,
	2003	2002	2001	2000	1999
	(As Restated, See audited Consolidated Financial Statements) (in thousands)
Balance sheet data:
Investments and cash and cash equivalents - parent	$4,141	$3,103	$39,615	$42,270	$35,825
Investments- insurance operations	77,047	125,064	91,008	273,802	285,904
Total assets	279,331	403,592	959,832	963,982	1,278,312

Company-obligated mandatorily redeemable Preferred Securities of AICI Capital Trust, holding solely Junior Subordinated Debentures of the Company	94,875	94,875	94,875	94,875	94,875

Stockholders’ equity (deficit)	(97,360)	(53,864)	155,275	160,481	180,958

Other data:
Statutory Surplus (Deficit) of Insurance Companies (2)	(45,704)	(75,007)	129,131	140,248	158,551

(1)	For a discussion of the Company’s discontinued business, see “Business-Business Segments” and for a discussion of the accounting treatment of the Company’s MPCI business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-General.”
(2)	Statutory data has been derived from the separate financial statements of the Company’s insurance companies prepared in accordance with SAP. The statutory deficit at December 31, 2003 and 2002 relates only to AIC, the Company’s only consolidated insurance company. The statutory deficit at December 31, 2003 and 2002 was significantly impacted by the non-admission of pledged investments under statutory accounting principles totaling approximately $57.5 million and $89.9 million, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of Acceptance Insurance Companies Inc. and its consolidated subsidiaries (“Company”) should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto included elsewhere herein.

Overview

Acceptance Insurance Companies Inc.’s (“AICI”) tangible assets are comprised of approximately $2.7 million in cash and cash equivalents and $1.5 million of restricted cash equivalents. Additionally, AICI has an investment in its subsidiary, Acceptance Insurance Company (“AIC”). AICI may also benefit from proceeds, if any, related to its complaint against the United States of America (See Item 3. “Legal Proceedings”) and proceeds, if any, related to the sale of any of its shell subsidiaries. AICI’s short-term strategy is to reduce expenses and maintain adequate short-term liquidity while preserving and, if possible, enhancing assets. There is significant uncertainty as to whether or not AICI will be able to achieve the objectives under its short-term strategy. If AICI is unable to achieve these objectives, the Company will decide to take the course of action that is in the best interests of the Company based upon all relevant factors, which action may include filing bankruptcy.

AICI currently does not have access to the assets of its wholly owned subsidiary, AIC. AIC is regulated by the Nebraska Department of Insurance (“NEDOI”). The NEDOI Director (“Director”) entered an administrative Order of Supervision with respect to AIC on December 20, 2002 and AIC currently is operating pursuant to that Order. AIC’s total statutory policyholders’ deficit was approximately $61.3 million at December 31, 2003.

The Company’s short-term strategy related to AIC is to minimize payments of losses and loss adjustment expenses, effectively manage the collection of reinsurance balances, maintain adequate short-term liquidity and reduce expenses. There is significant uncertainty as to whether or not the AIC will be able to achieve the objectives under its short-term strategy. If AIC is unable to achieve these objectives, the Company believes that the Director may increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation. Even if AIC achieves these objectives, the Director currently has the authority to increase regulatory control of AIC. The Company believes that an Order of Rehabilitation would have a significant negative impact on the Company and that an Order of Liquidation would have a material adverse effect on the Company.

If the Company is able to meet these short-term objectives, the Company may consider several strategies. These strategies may include commutation of reinsurance treaties, loss portfolio transfers, unwinding of trust balances and related items, sale of active and/or shell subsidiaries and other options that may be available. The Company may be required to accomplish certain of these strategies to meet its short-term and long-term objectives. At this time, the Company is unable to determine if any of these strategies will be available and if so, under acceptable terms to both the Company and the NEDOI. As such, it is uncertain if the Company can achieve its short-term or long-term objectives.

Restatement and Reclassification of Financial Statements

Subsequent to the issuance of the Company’s December 31, 2002 consolidated financial statements, the Company determined that SFAS No. 144 was not properly applied to the 2002 consolidated financial statement presentation. The accounting policy the Company previously used classified the Company’s property and casualty operations as discontinued operations due to its inability to write new business under the Order of Supervision.

Under the provisions of SFAS No. 144 a component of an entity is deemed to be disposed of if both of the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. EITF Topic No. D-104, Clarification of Transition Guidance in Paragraph 51 of FASB Statement No. 144 clarifies that when “a component of an entity will be abandoned through the liquidation or run-off of operations, that component should not be reported as a discontinued operation in accordance with FASB 144 until all operations, including run-off operations, cease.” The Company originally concluded that both components of its insurance operations had been discontinued when the NEDOI placed AGIC in rehabilitation and AIC in supervision. Although the Company is no longer writing property and casualty insurance policies, managing the run-off of the liabilities resulting from that business has been determined to be a continuing operation of the Company under SFAS No. 144 until all such run-off ceases. Therefore, the Company’s consolidated financial statements for 2002 and 2001 have been restated from amounts previously reported to reflect the property and casualty operations as continuing operations of the Company. The Agricultural Segment continues to be reported as discontinued operations.

Additionally, subsequent to the issuance of the December 31, 2002 financial statements, the Company determined that the consolidated statements of cash flows did not include cash flows from discontinued operations. The 2002 and 2001 consolidated cash flows previously reported solely reflected cash flows from continuing operations.

Additionally, certain components in the consolidated statement of cash flows for 2001 were incorrectly presented. The misstatements in 2001 related to the understatement of proceeds from maturities and sales of short-term investments resulting in the understatement of cash and cash equivalents by $48,463,000 on the consolidated statement of cash flows. The Company properly reflected short term investments on the consolidated balance sheet, however, short term investments that represent cash equivalents were improperly presented on the consolidated statement of cash flows. Therefore, the Company’s consolidated statement of cash flows for 2001 have been restated to reflect an additional $48,463,000 of proceeds from maturities and sales of short term investments. As a result, the accompanying consolidated statements of cash flows for the years ending December 31, 2002 and 2001 have been restated from the amounts previously reported.

The restatement of the consolidated balance sheets and statement of operations had no impact to the previously reported stockholders’ equity and net loss. Certain other reclassifications of the prior year’s financial statements were made to conform to the 2003 presentation. The following Management’s Discussion and Analysis gives effect to the restatement as discussed in Note 2 to the consolidated financial statements.

General

The Company historically has been an agricultural risk management company providing comprehensive insurance products (“Agricultural Segment”) and a provider of property and casualty insurance (“Property and Casualty Segment”). American Growers Insurance Company (“AGIC”), the Company’s wholly owned crop insurance subsidiary, was placed into rehabilitation by the District Court of

Lancaster County, Nebraska on December 20, 2002. Effective as of December 20, 2002, AGIC and its subsidiaries ceased to be under the control of the Company and are not included as consolidated subsidiaries of the Company. Additionally, AGIC and its supporting crop operations (the “Agricultural Segment”) have been presented as discontinued operations. Operating results for previous periods of the Agricultural Segment were reclassified to discontinued operations.

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

On November 18, 2002 the Company announced that it signed a Non-Binding Letter of Intent setting forth the preliminary terms for the Company’s potential sale of certain crop insurance assets to Rain and Hail L.L.C. (“Rain and Hail”). On November 25, 2002 Rain and Hail announced “termination of further negotiations under the previously announced Non-Binding Letter of Intent because RMA (USDA Risk Management Agency) would not allow the transaction as set forth in the terms of the Non-Binding Letter of Intent.” As a result the Company filed a complaint against the United States of America on December 9, 2003 (See Item 3. “Legal Proceedings”).

Subsequent to the RMA and Rain and Hail actions, the operations of the Agricultural Segment were discontinued and AGIC was placed in rehabilitation by the District Court of Lancaster County, Nebraska. In rehabilitation, AGIC and its subsidiaries ceased to be under the control of the Company and are not included as consolidated subsidiaries of the Company at December 31, 2002. As the Company’s equity interest in AGIC and its subsidiaries is negative, the Company reflects its investment in AGIC and its subsidiaries at zero as the Company is no longer responsible for AGIC’s net liabilities. The Company does not expect to be impacted by the discontinued operations of the Agricultural Segment in the future.

The Company announced several strategic decisions over the last several years which have significantly impacted the Property and Casualty Segment. During 1999, the Company ceased or reduced its underwriting in several product lines of the Property and Casualty Segment business. In September 1999, the Company sold its nonstandard automobile business, including Phoenix Indemnity Insurance Company. In the first quarter of 2000 the Company transferred the renewal rights to all business previously produced and serviced by the Company’s Scottsdale, Arizona office and its “long haul” trucking business. During 2001 the Company ceased writing or sold all remaining Property and Casualty Segment business. Additionally, as part of its strategy to exit the Property and Casualty Segment business, in 2001 the Company sold Acceptance Indemnity Insurance Company (“AIIC”) and Acceptance Casualty Insurance Company (“ACIC”).

As of December 31, 2003 and 2002 the only remaining consolidated insurance company of AICI is AIC. The Director entered an administrative Order of Supervision with respect to AIC on December 20, 2002 and AIC currently is operating pursuant to that Order. Under the Order of Supervision, AIC is required to pay all costs incurred by the Supervisor, AIC may not accept or renew any insurance business and may not perform any activities beyond those that are routine in the day-to-day conduct of its runoff business without prior approval of the Director or Supervisor. The Director currently has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of

Liquidation, with or without a change in the financial condition of AIC. The Company believes that an Order of Rehabilitation would have a significant negative impact on the Company and that an Order of Liquidation would have a material adverse effect on the Company.

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

Reinsurance recoverables on unpaid losses and loss adjustment expenses are similarly subject to change of estimations. In addition to factors noted above, estimates of reinsurance recoveries may prove uncollectible if the reinsurer is unable or unwilling to meet its responsibilities under the reinsurance contracts. Reinsurance contracts do not relieve the Company of its obligations to indemnify its own policyholders.

Under reinsurance agreements with previously owned insurance subsidiaries, the Company assumed business, after cessions to outside reinsurers. While the amounts recoverable from these outside reinsurers are not assets of the Company, the Company is contingently liable for any uncollectible amounts due from outside reinsurers related to this business. The Company analyzes this contingent liability as part of its review of reinsurance recoverable exposures. Any differences that arise between previously accrued amounts and actual unrecoverable amounts are reflected in the statement of operations in the period such information becomes known.

The Company has recorded an allowance for doubtful accounts for the estimated amount of reinsurance recoverables on a case by case and overall basis. These estimates are subject to significant judgment and may vary significantly depending upon the reinsurers continued willingness and ability to pay amounts due. Any future changes in estimates will be recorded as insurance expenses in the period such information becomes known.

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

A variety of factors, most of which are outside the control of the Company, cannot be accurately predicted and may materially impact estimates of future operations. Important among such factors are changes in state and federal regulations, decisions by regulators including any increased regulatory control over Acceptance Insurance Company as discussed below, changes in the reinsurance market, including the ability and willingness of reinsurers to pay claims, financial market performance, changes in federal policies or court decisions affecting coverages, changes in the rate of inflation, interest rates and general economic conditions.

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended December 31, 2003, 2002 and 2001, the Company incurred a net loss of approximately $43.3 million, $209.7 million and $9.1 million, respectively and as of December 31, 2003 and 2002, the Company had a stockholders’ deficit of approximately $97.4 million and $53.9 million, respectively. Additionally, the National Association of Insurance Commissioners has established risk-based capital (“RBC”) standards to measure the acceptable level of capital an insurer should maintain. As of December 31, 2003 and 2002, AIC, the Company’s only remaining insurance subsidiary, had negative statutory surplus resulting in risk based capital at a mandatory control level and is under an administrative Order of Supervision by the NEDOI. AIC is no longer authorized to write new or renewal business and may not perform other activities beyond the routine conduct of its runoff business. These factors among others indicate that there is substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, the attainment of management’s plans as discussed below and no further regulatory action by the NEDOI.

The Company received the final 2002 NEDOI triennial examination report in April 2004. Based on two actuarial examinations performed by independent actuaries engaged by the NEDOI utilizing information available to these actuaries through 2003, the actuaries’ range of estimated reserves was up to $60 million higher than the Company’s recorded reserves. The final NEDOI triennial examination report utilized the low range of estimated adequate loss reserves in the NEDOI actuary report. The Company considered the NEDOI actuarial examinations as well as the actuarial work performed by its own independent actuary in examining reserves. The amount recorded by the Company as of December 31, 2003 is within the low range of the amount included in the NEDOI triennial examination report. The varying reserve estimates established by the actuarial firms demonstrates the significant variability in such reserve estimates. Changes in the Company’s reserve estimates are recorded as loss and loss adjustment expenses in the period such information becomes known. At this time, there can be no assurance as to what actions, if any, the NEDOI will take in connection with the varying estimates of the Company’s reserves and any further changes in estimates, if any. If the NEDOI does take action there can be no assurance as to when it may do so or how long it may take to complete any such action.

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

Additionally, there is significant uncertainty as to whether AIC will be able to meet its future cash flow needs. A major portion of AIC’s investments are pledged and AIC’s ability to meet its cash flow needs will be highly dependent upon AIC’s ability to get significant amounts of pledged funds released. Additionally, AIC’s cash flows are significantly impacted by any changes in the expected payout of insurance losses and loss adjustment expenses. AIC’s ability to meet its cash flow needs is also dependent upon the timely recovery of reinsurance balances, including the favorable resolution of balances currently in dispute. Based upon current estimates management of the Company believes AIC would likely have the ability to meet its cash flow needs through December 31, 2004 assuming the NEDOI does not obtain an Order of Rehabilitation or Order of Liquidation with respect to AIC. There can be no assurances considering the significant uncertainties that exist that AIC will have the ability to meet its cash flow needs through December 31, 2004.

There is also significant uncertainty as to whether Acceptance Insurance Companies Inc. (“AICI”) will be able to meet its cash flow needs. AICI has deferred interest payments on its Junior Subordinated Debentures, which in turn deferred the interest on the Trust Preferred Securities issued by AICI Capital Trust, as permitted by the trust agreement and indenture, and AICI has disputed or denied payments of certain other liabilities and commitments. Based upon current estimates management of the Company believes AICI would likely have the ability to meet its cash flow needs through December 31, 2004 assuming the NEDOI does not obtain an Order of Rehabilitation or Order of Liquidation with respect to AIC. There can be no assurances considering the significant uncertainties that exist, that AICI will have the ability to meet its cash flow needs through December 31, 2004. It is unlikely that AICI will be able to meet its long-term cash flow needs if either its short-term or long-term strategies are unsuccessful. If AICI is not able to meet its cash flow needs in the future, the Company will decide to take the course of action that is in the best interests of the Company based upon all relevant factors, which action may include filing bankruptcy. Additionally, if the NEDOI obtains an Order of Rehabilitation or Order of Liquidation with respect to AIC, the Company believes that it is unlikely that AICI would be able to meet its cash flow needs.

Management has not adopted or contemplated to adopt a plan of liquidation. Management’s current short-term business plan can be summarized as follows:

a)	minimize payments of losses and loss adjustment expenses;

b)	effectively manage the collection of reinsurance balances;

c)	maintain adequate liquidity to meet cash needs;

d)	reduce expenses required to manage the run-off of the property and casualty operations; and

e)	preserve and, if possible, enhance Company assets.

Unless these current short-term strategies are successful, the Company will not have the ability to implement any longer term strategies. The total focus continues to be on successfully accomplishing the above short-term strategies. If the Company is able to meet these short-term objectives, management may consider several strategies. These strategies may include commutation of reinsurance treaties, loss portfolio transfers, unwinding of trust balances and related items, sale of active and/or shell subsidiaries and other options that may be available. The Company may be required to accomplish certain of these strategies to meet its short-term or long-term objectives. At this time, management is unable to determine if any of these strategies will be available and if so, under acceptable terms to both the Company and the NEDOI. As such, it is uncertain if the Company can achieve either its short-term or long-term objectives.

Even if the Company is able to meet these objectives, management believes it is unlikely the Company will be able to make its interest payments on the Preferred Securities which have been deferred until no later than September 30, 2007.

Forward-looking information set forth herein does not take into account any impact from the various factors noted above which may affect future results. See “Business—Uncertainties”, “Overview” and “General” for additional information regarding these events and factors.

Results of Operations

Year ended December 31, 2003

Compared to Year Ended December 31, 2002

The Company’s net loss decreased to $43.3 million, or $3.05 loss per share, for the year ended December 31, 2003 from $209.7 million, or $14.65 loss per share for the year ended December 31, 2002. Operating loss was approximately $34.1 million and $22.8 million for the year ended December 31, 2003 and 2002, respectively.

During the first quarter of 2003, the Company sold its office building and certain contents in Council Bluffs, Iowa. The proceeds included approximately $204,000 of cash and a note receivable with a fair value of approximately $1.3 million and the sale resulted in a gain of approximately $334,000. During the fourth quarter of 2003, the Company sold the note receivable for approximately $1.2 million and the sale resulted in a loss of approximately $83,000 for a total net realized capital gain of $251,000 for the year ended December 31, 2003.

Included in the operating loss was the insurance underwriting loss, defined as insurance premiums earned less insurance loss and loss adjustment expenses and insurance expenses, for the Property and Casualty Segment of $37.0 million and $26.1 million for the year ended December 31, 2003 and 2002.

The Company’s Property and Casualty Segment underwriting loss for the year ended December 31, 2003 included a reserve strengthening of approximately $30.0 million. The $30.0 million charge in 2003 for unfavorable development of losses and loss adjustment expenses relating to prior years was primarily concentrated in the general liability line and the workers’ compensation lines of business. The results for the year ended December 31, 2002 included a reserve strengthening of approximately $21.1 million. The reserve development for the year ended December 31, 2002 was comprised of approximately $20.3 million of adverse reserve development attributable to the general liability and commercial multi-peril lines of business.

The Company’s Property and Casualty Segment insurance expenses totaled approximately $7.6 million and $6.8 million for the years ended December 31, 2003 and 2002, respectively. The $7.6 million was primarily comprised of $2.7 million of salaries and benefits, $2.1 million of professional fees and insurance costs, $1.0 million of bad debt expense and $850,000 of rent and utilities. During the past several years, the Company ceased writing or sold all remaining Property and Casualty Segment business. In March 2001, the Company sold a significant portion of its property and casualty business to Insurance Corporation of Hannover and in May 2001, the Company sold several of the remaining lines of business to McM Corporation and to American Reliable Insurance Company (See “Off-Balance Sheet Arrangements”). Accordingly, the net premiums earned in the Property and Casualty Segment decreased from approximately $8.3 million for the year ended December 31, 2002 to $624,000 for the year ended December 31, 2003.

The Company’s net investment income related to insurance operations declined from approximately $5.7 million for the year ended December 31, 2002 to approximately $3.1 million for year ended December 31, 2003. This decrease in investment income was primarily a result of the continuing decline in the size of the investment portfolio resulting from the runoff of the Property and Casualty Segment.

On September 29, 2003 the Company elected to terminate its operating lease of office property in Council Bluffs, Iowa effective March 31, 2004 and pay its portion of the termination fee totaling approximately $200,000. The Company and American Growers Insurance Company had previously agreed to share the cost of the lease expense through March 31, 2004 and any termination fee. The Company negotiated a new lease effective April 1, 2004 with the landlord for a smaller portion of space at an overall reduced cost.

While the Company has ceased writing its Property and Casualty Segment business, its operating results will continue to be significantly impacted by the runoff of the Property and Casualty Segment. Significant factors that may impact future results include the adequacy of the Company’s estimate of loss and loss adjustment expense reserves, the recoverability of the Company’s reinsurance recoverables and the recoverability of certain reinsurance recoverables of previously owned subsidiaries for which the Company is contingently liable, the ability to meet the cash flow needs of AIC and operating expenses. See “Off-Balance Sheet Arrangements” and “Liquidity and Capital Resources.”

During the year ended December 31, 2003 there was no income tax benefit or expense as the change in valuation allowance offset the deferred tax benefit. During the year ended December 31, 2002 the income tax expense from continuing operations was approximately $25.3 million. During the third quarter of 2002, the Company’s ability to generate sufficient taxable income in future periods was significantly impacted by the discontinuance of the Agricultural Segment and the only remaining insurance subsidiary of the Company being placed under supervision by the NEDOI. Management concluded it is unlikely that the deferred tax asset will be realized and recorded a valuation allowance impacting tax expense.

The loss from discontinued operations, net of tax, was $152.9 million for the year ended December 31, 2002. The Company was not materially impacted during 2003 and does not expect to be impacted by the discontinued operations of the Agricultural Segment in the future.

The underwriting loss from the Company’s Agricultural Segment was approximately $-0- and $87.3 million for the year ended December 31, 2003 and 2002, respectively. The underwriting earnings or loss for the MPCI business was generally comprised of the FCIC profit share net of the amounts ceded to private reinsurers, expenses in excess of MPCI reimbursements from the FCIC, and amortization expense for non-competition agreements. Additionally, MPCI underwriting results included any adjustments to prior year MPCI results.

Many parts of the country experienced drought and abnormal growing conditions that significantly impacted the amount of losses under 2002 MPCI policies issued by the Company. In 2002, the Company experienced significant loss activity related to the crops of corn, soybeans and wheat in the states of Nebraska, Kansas, Colorado, North Dakota, South Dakota, Ohio and Missouri. These MPCI losses impact the Company’s share of profit it received from or losses it paid to the FCIC under the profit sharing formula established by law and administered by the Risk Management Agency. Because of the extraordinary reported and expected volume and severity of crop insurance claims in 2002, the Company recorded a negative 1.5% profit share on a retained pool of approximately $418.2 million, or $6.3 million, and recognized MPCI reinsurance costs and insurance expenses of approximately $79.6 million. Therefore the Company recorded a loss from crop insurance underwriting and operations for the year ended December 31, 2002 of approximately $87.3 million.

The Company ceded approximately $65 million of its 2002 crop year MPCI Retained Premiums under quota share agreements to private reinsurers participating in its overall crop reinsurance programs. The net exposure was further reduced by excess of loss reinsurance purchased from private carriers with a total cost of approximately $10.7 million for the 2002 crop year.

For the year ended December 31, 2002, the amount of direct and allocated expenses in excess of MPCI reimbursements from the FCIC totaled approximately $61.5 million and non-competition expense totaled approximately $2.5 million. Additionally, the Company expensed its current and future obligations under a multi-year reinsurance agreement totaling $27.5 million as no future benefit will inure to the Company. During 2002, the Company determined that the intangible asset related to non-competition agreements, approximately $5.7 million, and the goodwill carried on the books of the Company at approximately $30.0 million were impaired and were written down to zero.

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

During the year ended December 31, 2002, the Company’s ability to generate sufficient taxable income in future periods was significantly impacted by the discontinuance of the Agricultural Segment. Management concluded it is unlikely that the deferred tax asset would be realized and recorded a valuation allowance of $46.3 million related to discontinued operations as of December 31, 2002.

Year ended December 31, 2002

Compared to Year Ended December 31, 2001

The Company’s net loss was approximately $209.7 million, or $14.65 loss per share, for the year ended December 31, 2002 as compared to a net loss of approximately $9.1 million, or $0.63 loss per share, for the year ended December 31, 2001. The increase in net loss was comprised of a $39.8 million increase in loss from continuing operations and a $160.9 million increase in loss from discontinued operations, net of tax.

During the past few years, the Company ceased writing or sold all remaining Property and Casualty Segment business. In March 2001, the Company sold a significant portion of its property and casualty business to Insurance Corporation of Hannover and in May 2001, the Company sold several of the remaining lines of business to McM Corporation and to American Reliable Insurance Company (See “Off-Balance Sheet Arrangements”). Accordingly, the net premiums earned in the Property and Casualty Segment decreased from approximately $31.1 million for the year ended December 31, 2001 to $8.3 million for the year ended December 31, 2002.

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

The Company’s net investment income declined from approximately $1.9 million for the year ended December 31, 2001 to approximately $587,000 for the year ended December 31, 2002. The Company’s net investment income for its insurance operations declined from approximately $12.7 million for the year ended December 31, 2001 to approximately $5.7 million for the year ended December 31, 2002. These decreases in investment income were primarily a result of lower interest yields due to the lower interest rate environment coupled with a decline in the size of the investment portfolio. The Company’s net realized capital gains for its insurance operations were approximately $2.8 million for the year ended December 31, 2001 as compared to total net realized capital losses of approximately $1.5 million for the year ended December 31, 2002. During the year ended December 31, 2002, net realized losses were impacted by approximately $1.5 million of other than temporary impairments of common stock securities.

Additionally, the loss from continuing operations was impacted by the change in valuation allowance for deferred taxes. During the year ended December 31, 2002, the Company’s ability to generate sufficient taxable income in future periods was significantly impacted by the discontinuance of the Agricultural Segment and the only remaining insurance subsidiary of the Company being placed under supervision by the NEDOI. Management concluded it is unlikely that the deferred tax asset will be realized and recorded a valuation allowance related to continuing operations of $36.1 million as of December 31, 2002.

The increase in the net loss from discontinued operations, net of tax, during the year ended December 31, 2002 was primarily attributable to an increase in the underwriting loss in the Agricultural Segment, the expensing of $27.5 million in current and future obligations under a multi-year reinsurance agreement, the impairment of $5.7 million of intangibles, the write-off of goodwill of $30.0 million, the impairment of property and equipment of $3.7 million, the establishment of a deferred income tax valuation allowance of $46.3 million and a decrease in net investment income and realized capital gains (losses). These increases were partially offset by the adjustment, to zero, of equity and investment interest in AGIC and subsidiaries as the Company is no longer responsible for AGIC’s net liabilities.

The underwriting loss from the Company’s discontinued Agricultural Segment was approximately $87.3 million for the year ended December 31, 2002 compared to underwriting earnings of approximately $10.1 million for the year ended December 31, 2001.

The Company historically has recorded its initial estimate of profit or loss for MPCI and related products in the fourth quarter. Any changes in such estimates typically occurred during the first two quarters of the following year, after the claim adjustment process is substantially complete. Due to the significance of known and estimable losses for the 2002 crop year, the Company recorded its initial estimate of loss for MPCI and related products in the third quarter of 2002.

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

Many parts of the country experienced drought and abnormal growing conditions that significantly impacted the amount of losses under 2002 MPCI policies issued by the Company. Because of the extraordinary reported and expected volume and severity of crop insurance claims in 2002, the Company recorded a negative 1.5% profit share on a retained pool of approximately $418.2 million, or $6.3 million, and recognized MPCI reinsurance costs and insurance expenses of approximately $79.6 million. Therefore the Company recorded a loss from crop insurance underwriting and operations for the year ended December 31, 2002 of approximately $87.3 million. The negative 1.5% profit share in 2002 compares to an adjusted 2001 crop year profit share of 16.2% on a retained pool of approximately $498.4 million, or approximately $80.9 million.

The Company ceded approximately $65 million of its 2002 crop year MPCI Retained Premiums under quota share agreements to private reinsurers participating in its overall crop reinsurance programs. The net exposure was further reduced by excess of loss reinsurance purchased from private carriers with a total cost of approximately $10.7 million for the 2002 crop year.

For the year ended December 31, 2002, the amount of direct and allocated expenses in excess of MPCI reimbursements from the FCIC totaled approximately $61.5 million and non-competition expense totaled approximately $2.5 million. Additionally, the Company expensed its current and future obligations under a multi-year reinsurance agreement totaling $27.5 million as no future benefit will inure to the Company. During 2002, the Company determined that the intangible asset related to non-competition agreements, approximately $5.7 million, and the goodwill carried on the books of the Company at approximately $30.0 million were impaired and were written down to zero.

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

On November 18, 2002 the Company announced that it signed a Non-Binding Letter of Intent setting forth the preliminary terms for the Company’s potential sale of certain crop insurance assets to Rain and Hail L.L.C. (“Rain and Hail”). On November 25, 2002 Rain and Hail announced “termination of further negotiations under the previously announced Non-Binding Letter of Intent because RMA (USDA Risk Management Agency) would not allow the transaction as set forth in the terms of the Non-Binding Letter of Intent.”

Subsequent to the RMA and Rain and Hail actions, the operations of the Agricultural Segment were discontinued and AGIC was placed in rehabilitation by the District Court of Lancaster County, Nebraska. In rehabilitation, AGIC and its subsidiaries ceased to be under the control of the Company and are not included as consolidated subsidiaries of the Company at December 31, 2002. As the Company’s equity interest in AGIC and its subsidiaries is negative, the Company reflects its investment in AGIC and its subsidiaries at zero as the Company is no longer responsible for AGIC’s net liabilities. The adjustment to equity and investment interest in subsidiaries is comprised of the negative equity investment in AGIC and subsidiaries which was adjusted to zero as the Company is no longer responsible for AGIC’s net liabilities net of the establishment of a one hundred percent allowance for the $20 million surplus note receivable AIC has from AGIC.

During 2001 the Company recorded an estimated profit share of $86.2 million on its MPCI retained pool of approximately $499.4 million, or 17.3%. The Company ceded approximately $78 million of its 2001 crop year MPCI Retained Premiums under quota share agreements to private reinsurers participating in its overall crop reinsurance programs. Based upon the estimated profit share recorded in 2001, this reduced MPCI underwriting earnings by approximately $12.7 million. The net exposure was further reduced by excess of loss reinsurance purchased from private carriers with a total cost of approximately $22.4 million for the 2001 crop year.

For the year ended December 31, 2001 the amount of direct and allocated expenses in excess of MPCI reimbursements from the FCIC totaled approximately $37.6 million. Additionally, non-competition and goodwill amortization costs for the year ended December 31, 2001 totaled $2.7 million. The MPCI underwriting earnings for 2001 included approximately $1.9 million from partial reimbursement of research and development costs previously associated with the development of the CRC product. This one-time reimbursement from the FCIC was recorded as a reduction to expenses. The Agricultural Segment’s underwriting earnings for the year ended December 31, 2001 also included negative adjustments of approximately $1.6 million related to 2000 crop year results. These adjustments included a decrease in the estimated 2000 year MPCI profit share of approximately $4.8 million partially offset by approximately $3.2 million in lower operating costs primarily comprised of a decrease in related reinsurance costs and agency contingent commissions.

Liquidity and Capital Resources

The Company has included a discussion of the liquidity and capital resources requirement of the Company and the Company’s insurance subsidiaries.

The Company - Parent Only

As an insurance holding company, the AICI’s assets consist primarily of the equity interest in AIC, a surplus note issued by AIC and cash and cash equivalents held at the holding company level. The Company’s liquidity needs are primarily to service debt and pay operating expenses.

At December 31, 2003 the Company has $2.7 million in cash and cash equivalents and $1.5 million of restricted cash equivalents. The Company also holds a surplus note for $20 million issued by AIC, bearing interest at the rate of 9% per annum payable quarterly. The Company does not expect to have access to any surplus note interest payments or dividend payments from AIC, as these payments would require NEDOI approval as AIC is currently under the supervision of the NEDOI.

During the first quarter of 2003, the Company sold its office building and certain contents in Council Bluffs, Iowa. The proceeds included approximately $204,000 of cash and a note receivable with a fair value of approximately $1.3 million and the sale resulted in a gain of approximately $334,000. During the fourth quarter of 2003, the Company sold the note receivable for approximately $1.2 million and the sale resulted in a loss of approximately $83,000.

In order to induce employees of AIC to remain in the employment of AIC, AICI has agreed to pay each employee a retention bonus in the event AIC would be unable to meet this obligation. Additionally, AICI has agreed to guarantee certain amounts due under employment agreements with the Chief Executive Officer and Chief Financial Officer. During the second quarter of 2003, AICI agreed to guarantee these obligations by establishing an appropriate trust with a bank whereby the amount of such guarantees, totaling approximately $1.1 million, have been deposited in such trust account. The amounts held in the trust account at December 31, 2003, totaling approximately $1.1 million, are presented as restricted cash equivalents on the Company’s consolidated balance sheets.

In August 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the “Issuer Trust”) issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). The Company owns all of the common securities (the “Common Securities”) of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust’s assets. The assets of the Issuer Trust consist solely of the Company’s 9% Junior Subordinated Debentures due in 2027, which were issued in August 1997 in an amount equal to the total of the Preferred Securities and the Common Securities. The issue costs on the Preferred Securities and Junior Subordinated Debentures are being amortized over the term of the debt.

Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and can be called at par value after September 30, 2002, all as described in the Junior Debenture Indenture. At December 31, 2003 and 2002, the Company had Preferred Securities of $94.875 million outstanding at a weighted average interest cost of 9.1% and 9.2%, respectively.

Cash payments for interest related to the Junior Subordinated Debentures were approximately $-0-, $6.4 million and $8.5 million during the years ended December 31, 2003, 2002 and 2001. Effective November 18, 2002, the Company elected to defer payment of interest on its Junior Subordinated Debentures, as permitted by the trust agreement and indenture, beginning with the interest payment date on December 31, 2002 until not later than September 30, 2007. The interest payments on the Preferred Securities will be deferred for a corresponding period.

There is significant uncertainty as to whether the Company will be able to meet its cash flow needs. As noted above, the Company has deferred interest payments on its Trust Preferred Securities and additionally, the Company has disputed or denied payment of certain other liabilities and commitments. While based upon current estimates management of the Company believes AICI would likely have the ability to meet its cash flow needs through December 31, 2004, there can be no assurances considering the significant uncertainties that exist. It is unlikely that AICI will be able to meet its long-term cash flow needs if either its short-term or long-term strategies are unsuccessful. If AICI is not able to meet its cash flow needs in the future, the Company will decide to take the course of action that is in the best interest of the Company based upon all relevant factors, which action may include filing bankruptcy.

Acceptance Insurance Company

The Company’s only consolidated insurance subsidiary at December 31, 2003 is AIC. The principal liquidity needs of AIC are to fund losses and loss adjustment expense payments and operating expenses related to the run-off of its property and casualty operations. The available sources to fund these requirements are cash flows from the Company’s investment activities, of which at December 31, 2003 approximately 76% and 32% of AIC’s fixed maturity securities and cash and cash equivalents, respectively, are pledged to states and to acquirers of former Company affiliates.

AIC’s investment portfolio is primarily comprised of fixed maturities and cash equivalents. At December 31, 2003, approximately $58 million of fixed maturity securities and cash equivalents were placed in a trust and pledged in order to secure AIC’s obligations under reinsurance agreements. The agreements provide for the release of the pledged securities as the obligations under the reinsurance agreements decrease. However, if the AIC is unsuccessful in obtaining the release of pledged securities, AIC’s liquidity would suffer a significant negative impact. See “Off-Balance Sheet Arrangements” for additional information. Additionally, as required by insurance regulatory laws, certain fixed maturity securities with an estimated fair value of approximately $7.3 million at December 31, 2003 were deposited in trust with regulatory agencies.

There is significant uncertainty as to whether AIC will be able to meet its future cash flow needs. As noted above, a major portion of AIC’s investments are pledged and AIC’s ability to meet its cash flow needs will be highly dependent upon AIC’s ability to get significant amounts of pledged funds released. Additionally, AIC’s cash flows are significantly impacted by any changes in the expected payout of insurance losses and loss adjustment expenses (See “Business – Loss and Loss Adjustment Expense Reserves”). AIC’s ability to meet its cash flow needs is also dependent upon the timely recovery of reinsurance balances, including the favorable resolution of balances currently in dispute (See “Business – Reinsurance”). Based upon current estimates management of the Company believes AIC would likely have the ability to meet its cash flow needs through December 31, 2004. There can be no assurances considering the significant uncertainties that exist that AIC will have the ability to meet its cash flow needs through December 31, 2004. Based upon current agreements that are in place, primarily related to amounts pledged under the trust agreements, it is unlikely that AIC will be able to meet its long term cash flow needs without changes to existing agreements, commutation of reinsurance agreements or other strategies, if available.

Changes in Financial Condition

The Company’s stockholders’ deficit increased by approximately $43.5 million from December 31, 2002 to December 31, 2003. The principal component of this increase was a net loss of $43.3 million for the year ended December 31, 2003.

Consolidated Cash Flows

Cash used by operating activities was approximately $77.1 million during the year ended December 31, 2002 compared to approximately $38.1 million for the year ended December 31, 2003. The Company expects negative cash flows from operating activities as the Company runs off its property and casualty operations. See “The Parent – Company Only” and “Acceptance Insurance Company” regarding uncertainties of the Company to meet its ongoing cash flow needs.

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

At December 31, 2003 and 2002 the Company had $74.3 million and $114.7 million, respectively, of fixed maturity investments that were subject to market risk. At December 31, 2003 and 2002 the Company had $1.1 million and $7.3 million, respectively, of marketable equity securities that were subject to market risk. The Company’s investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

The Company uses two models to analyze the sensitivity of its market risk assets. For its fixed maturity securities, the Company uses duration modeling to calculate changes in fair value. For its marketable equity securities, the Company uses a hypothetical 20% decrease in the fair value of these securities. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because fair values of securities may be affected by credit concerns of the issuer, prepayment speeds, liquidity of the security and other general market conditions. The sensitivity analysis duration model used by the Company produces a loss in fair value of $587,000 and

$1.6 million on its fixed maturity securities as of December 31, 2003 and 2002, respectively, based on a 100 basis point increase in interest rates. The hypothetical 20% decrease in fair value of the Company’s marketable equity securities produces a loss in fair value of $211,000 and $1.5 million as of December 31, 2003 and 2002, respectively.

Off-Balance Sheet Arrangements

The Company sold its wholly owned subsidiary, Redland Insurance Company (“Redland”), to Clarendon National Insurance Company (“Clarendon”) effective as of July 1, 2000. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries, to a wholly owned subsidiary of Acceptance Insurance Companies Inc. The transaction included the appointment of other Company subsidiaries as a producer and administrator for the business the Company wrote through Clarendon and Redland. The Company also reinsures certain portions of the Company’s business issued by Clarendon and Redland. At December 31, 2003, approximately $37.5 million of fixed maturities available-for-sale and $8.5 million of cash equivalents were placed in a trust and pledged to Clarendon to secure the Company’s obligations under reinsurance agreements. Under these reinsurance agreements, the Company assumed business from Clarendon and Redland after cessions to outside reinsurers (“Clarendon Reinsurers”). At December 31, 2003, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers totaled approximately $84 million (See Business - Reinsurance”). The Company is contingently liable for any uncollectible amounts due from Clarendon Reinsurers related to this business.

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

In general, the minimum amount to be included in the trust account is based upon the greater of 1) certain percentages of loss and loss adjustment expense reserves assumed by the Company from Clarendon and Redland and reinsurance recoverables from Clarendon Reinsurers for which the Company is contingently liable or 2) 70% of the Bond Requirements. During 2003 the Company received funds from the trust resulting in a decline in the trust balance from $80.3 million at December 31, 2002 to $46.0 million at December 31, 2003.

As of July 1, 2001, the Company sold two wholly owned insurance companies to McM Corporation, a Raleigh, North Carolina based insurance holding company (“McM”). The two companies, Acceptance Indemnity Insurance Company (“AIIC”) and Acceptance Casualty Insurance Company (“ACIC”), underwrote primarily Property and Casualty Segment insurance. The Company reinsures certain portions of the Company’s business issued by AIIC and ACIC. As of December 31, 2003 approximately $11.7 million of fixed maturities available-for-sale and $337,000 of cash equivalents were placed in a trust and pledged to McM to secure the Company’s net obligations under the reinsurance agreements. Under these reinsurance agreements, the Company assumed business from AIIC and ACIC after cessions to outside reinsurers (“AIIC Reinsurers”). At December 31, 2003, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers totaled approximately $28 million (See Business - Reinsurance”). The Company is contingently liable for any uncollectible amounts due from AIIC Reinsurers related to this business.

The Company’s off-balance sheet obligations for the Clarendon and AIIC Reinsurers total approximately $112 million (“Off-Balance Sheet Obligations”). The Company has guaranteed the performance of these Clarendon and AIIC Reinsurers. If these Clarendon and AIIC Reinsurers do not meet their obligations, whether or not due to their ability or willingness to pay, the Company will be obligated. The timing for the reinsurers performance of these obligations is currently not known and the amounts will become due from the reinsurers as the underlying direct claim payments are made. Additionally, the $112 million is an estimate of unpaid ceded losses and loss adjustment expenses on Redland, Clarendon, AIIC and ACIC, and are subject to considerable estimation judgment due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years.

At December 31, 2003, PMA Reinsurance Group (“PMA”) accounts for approximately 7.0% of the Company’s Off-Balance Sheet Obligations. PMA had its financial strength lowered by A.M. Best from A- (Excellent) to B++ (Very Good) in the fourth quarter of 2003. With the exception of outstanding questions related to specific claims, PMA continues to make regular payments to the Company for reinsurance billings and accordingly, no specific liability has been established for these balances.

At December 31, 2003, Gerling Global Reinsurance Corp. (“Gerling”) accounts for approximately 1.3% of the Company’s Off-Balance Sheet Obligations. Gerling had its financial strength rating lowered by A.M. Best from A- (Excellent) to B- (Fair) during the fourth quarter of 2002. In January 2003, in response to a request from Gerling’s parent to withdraw from the rating process, A.M. Best withdrew its financial strength rating of B- and assigned Gerling and its parent an NR-3 rating (Rating Procedure Inapplicable). Gerling continues to make regular payments to the Company for reinsurance billings and accordingly, no specific liability has been established for these balances.

At December 31, 2003, approximately 85% of the Company’s Off-Balance Sheet Obligations were rated A- (Excellent) or better by A.M. Best or Lloyd’s Syndicates.

Legal Proceedings

Information relating to this item is set forth under Item 3. Legal Proceedings.

Commitments

The Company is obligated under noncancelable operating leases, expiring on various dates through 2007 for office space. Future aggregate minimum obligations under these noncancelable operating leases are approximately $386,000 in 2004, $391,000 in 2005, $391,000 in 2006 and $98,000 in 2007.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with a determinable useful life will continue to be amortized over that period. The adoption of SFAS No. 142 had no impact on the Company’s consolidated financial statements at January 1, 2002. With the adoption of SFAS No. 142 on January 1, 2002 goodwill is no longer amortized and in accordance with SFAS No. 142 the goodwill is tested for impairment annually and between annual tests if an event occurs that would more likely than not reduce the fair value of the reporting unit. As a result of the significant operating losses and the discontinuance of the Agricultural Segment in 2002, the Company reevaluated the recoverability of the goodwill and intangible assets during the third and fourth quarters of 2002. Based upon the results of such reviews, it was determined that the intangible asset related to non-competition agreements, approximately $5.7 million, and the goodwill carried on the books of the Company of approximately $30.0 million were impaired and were written down to zero during 2002.

A reconciliation of the Company’s net loss and loss per share for the years ended December 31, 2003, 2002 and 2001 to amounts adjusted for the exclusion of goodwill amortization is as follows:

	2003	2002	2001
Net loss as reported	$(43,308)	$(209,718)	$(9,069)
Goodwill amortization	—	—	1,136

Net loss as adjusted	$(43,308)	$(209,718)	$(7,933)

Loss per share as reported	$(3.05)	$(14.65)	$(0.63)
Goodwill amortization	—	—	0.08

Loss per share as adjusted - basic and diluted	$(3.05)	$(14.65)	$(0.55)

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The initial adoption of SFAS No. 144 had no impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company elected to adopt SFAS No. 146 during 2002. The initial adoption of SFAS No. 146 had no impact on the Company’s consolidated financial statements.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which the Company adopted in 2003 with no impact to the consolidated financial statements. In December 2003, the FASB revised FIN No. 46 (“FIN 46R”) and deferred its adoption for variable interest entities (“VIEs”) that meet certain criteria until the first quarter of 2004. FIN 46R clarified the definition of a variable interest such that only the holder of a variable interest can ever be the VIE’s primary beneficiary. Only primary beneficiaries are permitted to consolidate VIEs. Therefore, FIN 46R does not permit consolidation of VIEs in which a company has voting control but is not the primary beneficiary. The AICI Capital Trust that is liable for the Company’s Trust Preferred Securities meets the definition of a VIE. Under FIN 46R, the Company is not the primary beneficiary in the AICI Capital Trust. For this reason, starting in 2004 the Company may no longer consolidate the AICI Capital Trust, although the Company is the sole owner of the voting equity of these entities.

Upon adoption of FIN No. 46R, effective January 1, 2004, prior periods will be restated for comparability. The effect of adoption will be to increase the Company’s long-term debt by approximately $2.9 million with a corresponding increase in an asset of equal amount. In addition, investment income and interest expense will be increased by approximately $279,000, $264,000 and $264,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards on how to classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective as of the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no impact on the Company’s consolidated financial statements.

The Emerging Issues Task Force (“EITF”) is currently deliberating Issue No. 03-01, which addresses the definition of other-than-temporary impairment and its application to investment securities accounted for under both Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), Accounting for Certain Investments in Debt and Equity Securities and Accounting Principles Board Opinion No. 18 (“APB No. 18”), The Equity Method of Accounting for Investments in Common Stock. The current issue summary proposes that if, at the evaluation date, the fair value of an investment security is less than its carrying value then an impairment exists for which a determination must be made as to whether the impairment is other-than-temporary. If it is determined that an impairment is other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s carrying value and its fair value at the reporting date. In November 2003, the EITF reached a consensus with respect to certain disclosures effective for fiscal years ending after December 15, 2003. The Company has included those disclosures at December 31, 2003.

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

Item 9A. Controls and Procedures

Based on their evaluation at the end of the period covered by this Form 10-K, the Company’s President and Chief Executive Officer (the “CEO”) and the Chief Financial Officer and Treasurer (the “CFO”) have concluded the Company’s disclosure controls and procedures are effective. During 2002 the Company downsized its internal audit department. In 2003 the Company eliminated its internal audit department. The Company did, however, establish a “Financial Disclosure and Internal Control Procedures” committee during 2003. There have been no significant changes in the Company’s internal controls or in other factors, including the elimination of the internal audit department, that could significantly affect these controls subsequent to the date of the evaluation.

As more fully described in Note 2 to the consolidated financial statements, subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2002, the Company determined that the Company’s property and casualty insurance business should not have been presented as discontinued operations. As a result, the accompanying consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, and cash flows for each of the two years in the period ended December 31, 2002 have been restated to present the assets and liabilities, results of operations, and cash flows as components of continuing operations. Additionally, certain components in the consolidated statement of cash flows for 2001 were incorrectly presented. The misstatements in 2001 related to the understatement of proceeds from maturities and sales of short-term investments resulting in the understatement of cash and cash equivalents on the consolidated statement of cash flows. The Company has established a disclosure committee to further improve its internal control processes and procedures around financial reporting and public disclosures.

PART III.

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 with respect to the Registrant’s executive officers and directors will be set forth in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be set forth in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans as of December 31, 2003, are as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	426,750 shares	$8.00	Not Applicable

Equity Compensation Plans Not Approved by Security Holders	None	None	None

The other information required by Item 12 will be set forth in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 will be set forth in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will be set forth in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of this Report:

1. Financial Statements. The Company’s audited Consolidated Financial Statements for the years ended December 31, 2003, 2002 (restated) and 2001 (restated) consisting of the following:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II. Condensed Financial Information of Registrant

Schedule III. Supplementary Insurance Information

Schedule V. Valuation Accounts

3. The Exhibits filed herewith are set forth in the Exhibit Index attached hereto.

(b) The following Current Reports on Form 8-K have been filed during the last fiscal quarter of the period covered by this Report:

Item	Financial Statements Filed	Date of Report
Item 5. Other Events	No	December 9, 2003

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements for the Years Ended December 31, 2003, 2002 (restated) and 2001(restated):

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Acceptance Insurance Companies Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Acceptance Insurance Companies Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Acceptance Insurance Companies Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern. Additionally, the Company’s wholly-owned subsidiary, Acceptance Insurance Company (“AIC”) which comprises 97% and 88% of consolidated total assets as of December 31, 2003 and 2002, has total adjusted capital at the mandatory action level based on the risk-based capital calculation required by the Nebraska Department of Insurance. Failure to meet minimum capital requirements has exposed AIC to regulatory sanctions that include restrictions on operations and growth, and placing AIC under an order of regulatory control. These matters also raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on many factors, one of which is regulatory action. Management’s plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2002 and 2001 consolidated financial statements have been restated.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

July 8, 2004

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002 (RESTATED)

(Amounts in thousands except share data)

	2003	2002
		(As Restated- See Note 2)
ASSETS

Cash and cash equivalents - parent company	$2,660	$3,103
Restricted cash equivalents (Note 13)	1,481	—
Property and equipment, net of accumulated depreciation of $1,526 in 2002	—	1,089
Issue costs on Preferred Securities of AICI Capital Trust	3,131	3,264
Other assets	35	109

	7,307	7,565

Insurance operations:
Investments:
Fixed maturities available-for-sale, at fair value (Notes 3 and 6)	74,340	114,699
Marketable equity securities available-for-sale, at fair value (Notes 3 and 6)	1,053	7,339
Real estate	1,654	3,026

	77,047	125,064
Cash and cash equivalents	27,583	16,945
Receivables, net (Note 7)	29,719	40,021
Reinsurance recoverable on unpaid losses and loss adjustment expenses	136,527	158,992
Prepaid reinsurance premiums	59	166
Property and equipment, net of accumulated depreciation	907	3,003
Other assets	182	55

Insurance operations	272,024	344,246

Discontinued operations:
Receivable	—	41,516
Reinsurance recoverable on unpaid losses and loss adjustment expenses	—	10,265

Discontinued operations	—	51,781

Total assets	$279,331	$403,592

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable and accrued liabilities	$5,781	$5,659
Accrued interest on Preferred Securities of AICI Capital Trust	11,165	2,135
Company-obligated mandatorily redeemable Preferred Securities of AICI Capital Trust, holding solely Junior Subordinated Debentures of the Company (Notes 3 and 5)	94,875	94,875

	111,821	102,669

Insurance operations:
Losses and loss adjustment expenses (Note 8)	246,279	284,856
Unearned premiums	73	232
Accounts payable and accrued liabilities	18,518	17,918

Insurance operations	264,870	303,006

Discontinued operations:
Accounts payable	—	41,516
Losses and loss adjustment expenses	—	10,265

Discontinued operations	—	51,781

Total liabilities	376,691	457,456

Commitments and contingencies (Notes 11 and 17)

Stockholders’ equity (deficit):
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.40 par value, 40,000,000 shares authorized; 15,685,473 shares issued	6,274	6,274
Capital in excess of par value	199,660	199,660
Accumulated other comprehensive income, net of tax	517	705
Accumulated deficit	(273,613)	(230,305)
Treasury stock, at cost, 1,463,591 shares	(29,969)	(29,969)
Contingent stock, 20,396 shares	(229)	(229)

Total stockholders’ equity (deficit)	(97,360)	(53,864)

Total liabilities and stockholders’ equity (deficit)	$279,331	$403,592

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003, 2002 (RESTATED) AND 2001 (RESTATED)

(Amounts in thousands except per share data)

	2003	2002	2001
		(As Restated-See Note 2)
Revenues:
Net investment income	$76	$587	$1,940
Net realized capital gains	251	—	545

	327	587	2,485

Insurance operations:
Insurance premiums earned	624	8,316	31,147
Net investment income	3,103	5,670	12,730
Net realized capital gains (losses)	402	(1,526)	2,750

	4,129	12,460	46,627

	4,456	13,047	49,112

Costs and expenses:
General and administrative expenses	1,005	1,433	1,061

Insurance operations:
Insurance losses and loss adjustment expenses	30,000	27,630	47,151
Insurance expenses	7,587	6,830	18,045

	37,587	34,460	65,196

	38,592	35,893	66,257

Operating loss	(34,136)	(22,846)	(17,145)

Interest expense	(9,172)	(8,688)	(8,682)

Loss before income taxes and discontinued operations	(43,308)	(31,534)	(25,827)
Income tax expense (benefit) (Note 4):
Current	—	(4,079)	—
Deferred	—	29,355	(8,791)

	—	25,276	(8,791)

Loss from continuing operations	(43,308)	(56,810)	(17,036)
Income (loss) from discontinued operations, net of tax (Note 20)	—	(152,908)	7,967

Net loss	$(43,308)	$(209,718)	$(9,069)

Income (loss) per share (Note 15):
Basic and diluted
Loss from continuing operations	$(3.05)	$(3.97)	$(1.18)
Income (loss) from discontinued operations	0.00	(10.68)	0.55
Net loss	(3.05)	(14.65)	(0.63)

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Amounts in thousands)

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss), Net of Tax	Accumulated Deficit	Common Stock Subject to Redemption	Treasury Stock	Contingent Stock	Total Stockholders’ Equity(Deficit)
Balance at January 1, 2001	15,548	$6,219	$199,112	$(4,365)	$(11,621)	$(2,588)	$(26,047)	$(229)	$160,481

Net loss	—	—	—	—	(9,069)	—	—	—	(9,069)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes of $(1,807) (Note 16)	—	—	—	3,356	—	—	—	—	3,356

Total comprehensive loss									(5,713)

Issuance of common stock under employee benefit plans	116	46	488	—	—	—	—	—	534
Common stock subject to redemption	—	—	—	—	14	(41)	—	—	(27)

Balance at December 31, 2001	15,664	6,265	199,600	(1,009)	(20,676)	(2,629)	(26,047)	(229)	155,275

Net loss	—	—	—	—	(209,718)	—	—	—	(209,718)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes of $(543) (Note 16)	—	—	—	1,714	—	—	—	—	1,714

Total comprehensive loss									(208,004)

Issuance of common stock under employee benefit plans	21	9	60	—	—	—	—	—	69
Common stock subject to redemption	—	—	—	—	89	2,629	(3,922)	—	(1,204)

Balance at December 31, 2002	15,685	6,274	199,660	705	(230,305)	—	(29,969)	(229)	(53,864)

Net loss	—	—	—	—	(43,308)	—	—	—	(43,308)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes of $-0- (Note 16)	—	—	—	(188)	—	—	—	—	(188)

Total comprehensive loss									(43,496)

Balance at December 31, 2003	15,685	$6,274	$199,660	$517	$(273,613)	$—	$(29,969)	$(229)	$(97,360)

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Amounts in thousands)

	2003	2002	2001
		(As Restated-See Note 2)
Cash flows from operating activities:
Net loss	$(43,308)	$(209,718)	$(9,069)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,032	11,511	8,824
Write-off of goodwill and intangibles	—	35,639	—
Deferred tax expense (benefit)	—	33,255	(4,501)
Policy acquisition costs incurred	—	—	(6,454)
Amortization of deferred policy acquisition costs	—	—	13,673
Realized capital (gains) losses	(653)	1,489	(3,394)
Impairment of property and equipment		3,711
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables	51,818	101,461	(61,128)
Reinsurance recoverable on unpaid losses and loss adjustment expenses	32,730	259,591	(83,756)
Prepaid reinsurance premiums	107	22,315	(22,085)
Accrued interest on Preferred Securities of AICI Capital Trust	9,030	2,135	—
Losses and loss adjustment expenses	(48,842)	(302,271)	18,388
Unearned premiums	(159)	(23,508)	(114)
Accounts payable and accrued liabilities	(40,794)	(21,573)	36,382
Other, net	(53)	8,821	3,027

Net cash from operating activities	(38,092)	(77,142)	(110,207)

Cash flows from investing activities:
Proceeds from sales of investments available-for-sale	60,183	112,319	374,171
Proceeds from sales of short-term investments	—	—	38,561
Proceeds from maturities of investments available-for-sale	25,118	21,612	5,034
Proceeds from maturities of short-term investments	—	—	43,314
Proceeds from sale of subsidiaries, net of cash sold	—	—	20,182
Purchases of investments available-for-sale	(37,779)	(159,543)	(242,928)
Purchases of short-term investments	—	—	(54,128)
Change in restricted short-term investments	(1,481)	27,860	5,190
Cash paid in acquisition	—	—	(27,400)
Other, net	2,246	2,499	5,419

Net cash from investing activities	48,287	4,747	167,415

Cash flows from financing activities:
Redemption of common stock	—	(4,163)	—
Proceeds from issuance of common stock	—	69	534

Net cash from financing activities	—	(4,094)	534

Net increase (decrease) in cash and cash equivalents	10,195	(76,489)	57,742
Cash and cash equivalents at beginning of year	20,048	96,537	38,795

Cash and cash equivalents at end of year *	$30,243	$20,048	$96,537

*Cash and cash equivalents at end of year are comprised of the following:
Parent company	$2,660	$3,103	$7,279
Insurance operations	27,583	16,945	77,631
Discontinued operations	—	—	11,627

	$30,243	$20,048	$96,537

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 (RESTATED) AND 2001 (RESTATED)

(Columnar Amounts in Thousands Except Per Share Data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations – Acceptance Insurance Companies Inc. and subsidiaries (collectively the “Company”) historically has been an agricultural risk management company providing comprehensive insurance products (“Agricultural Segment”) and a provider of property and casualty insurance (“Property and Casualty Segment”). American Growers Insurance Company (“AGIC”), the Company’s wholly owned crop insurance subsidiary, was placed into rehabilitation by the District Court of Lancaster County, Nebraska on December 20, 2002. Effective as of December 20, 2002, AGIC and its subsidiaries ceased to be under the control of the Company and are not included as consolidated subsidiaries of the Company. As a result, AGIC and its supporting crop operations (the “Agricultural Segment”) have been presented as discontinued operations. Financial results for previous periods of this component were reclassified to discontinued operations.

The Company’s results may be influenced by factors which are largely beyond the Company’s control. Important among such factors are changes in state and federal regulations, changes in the reinsurance market, including the ability and willingness of reinsurers to pay claims, decisions by regulators including any increased regulatory control over Acceptance Insurance Company as discussed below, the Company’s wholly-owned subsidiary, financial market performance, changes in federal policies or court decisions affecting coverages, changes in the rate of inflation, interest rates and general economic conditions.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, Acceptance Insurance Company (“AIC”) and AICI Capital Trust. All significant intercompany transactions have been eliminated. The Company has reflected its investment in AGIC and its subsidiaries at zero as the Company is no longer responsible for AGIC’s net liabilities. AIC has been reflected in the consolidated financial statements under the caption “Insurance Operations”.

Basis of Presentation – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended December 31, 2003, 2002 and 2001, the Company incurred a net loss of approximately $43.3 million, $209.7 million and $9.1 million, respectively, and as of December 31, 2003 and 2002, the Company had a stockholders’ deficit of approximately $97.4 million and $53.9 million, respectively. These factors among others indicate that there is substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Additionally, as described in Note 10, the National Association of Insurance Commissioners has established risk-based capital (“RBC”) standards to measure the acceptable level of capital an insurer should maintain. As of December 31, 2003 and 2002, AIC, the Company’s only remaining insurance subsidiary, had negative statutory surplus resulting in risk based capital at a mandatory control level and is under an administrative Order of Supervision by the Nebraska Department of Insurance (“NEDOI”). AIC is no longer authorized to write new or renewal business and may not perform other activities beyond the routine conduct of its runoff business. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, the attainment of management’s plans as discussed below and no further regulatory action by the NEDOI.

The Company received the final 2002 NEDOI triennial examination report in April 2004. Based on two actuarial examinations performed by independent actuaries engaged by the NEDOI utilizing information available to these actuaries through 2003, the actuaries’ range of estimated reserves was up to $60 million higher than the Company’s recorded reserves. The final NEDOI triennial examination report utilized the low range of estimated adequate loss reserves in the NEDOI actuary report. The Company considered the NEDOI actuarial examinations as well as the actuarial work performed by its own independent actuary in examining reserves. The amount recorded by the Company as of December 31, 2003 is within the low range of the amount included in the NEDOI triennial examination report. The varying reserve estimates established by the actuarial firms demonstrates the significant variability in such reserve estimates. Changes in the Company’s reserve estimates are recorded as loss and loss adjustment expenses in the period such information becomes known.

At this time, there can be no assurance as to what actions, if any, the NEDOI will take in connection with the varying estimates of the Company’s reserves and any further changes in estimates, if any. If the NEDOI does take action there can be no assurance as to when it may do so or how long it may take to complete any such action.

The NEDOI Director (“Director”) currently has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC. The Company believes that an Order of Rehabilitation would have a significant negative impact on the Company and that an Order of Liquidation would have a material adverse effect on the Company. If the NEDOI seeks and obtains an Order of Rehabilitation or Order of Liquidation, the Company will decide to take the course of action that is in the best interests of the Company based on all relevant factors. The Company believes that its possible options will range from no action to filing bankruptcy depending on what type of order, if any, is sought and obtained by the NEDOI, what actions the NEDOI takes pursuant to any such order and all other factors relevant to taking the actions that are in the best interests of the Company. The filing of a bankruptcy proceeding would constitute an event of default under the trust agreement for the Trust Preferred Securities (See Note 5).

Additionally, there is significant uncertainty as to whether AIC will be able to meet its future cash flow needs. A major portion of AIC’s investments are pledged (See Note 11) and AIC’s ability to meet its cash flow needs will be highly dependent upon AIC’s ability to get significant amounts of pledged funds released. Additionally, AIC’s cash flows are significantly impacted by any changes in the expected payout of insurance losses and loss adjustment expenses (See Note 8). AIC’s ability to meet its cash flow needs is also dependent upon the timely recovery of reinsurance balances, including the favorable resolution of balances currently in dispute (See Note 9). Based upon current estimates, management of the Company believes AIC would likely have the ability to meet its cash flow needs through December 31, 2004 assuming the NEDOI does not obtain an Order of Rehabilitation or Order of Liquidation with respect to AIC. There can be no assurances considering the significant uncertainties that exist, that AIC will have the ability to meet its cash flow needs through December 31, 2004.

There is also significant uncertainty as to whether Acceptance Insurance Companies Inc. (“AICI”) will be able to meet its cash flow needs. AICI has deferred interest payments on its Junior Subordinated Debentures (See Note 5), which in turn deferred the interest on the Trust Preferred Securities issued by AICI Capital Trust, as permitted by the trust agreement and indenture, and AICI has disputed or denied payments of certain other liabilities and commitments. Based upon current estimates, management of the Company believes AICI would likely have the ability to meet its cash flow needs through December 31, 2004 assuming the NEDOI does not obtain an Order of Rehabilitation or Order of Liquidation with respect to AIC. There can be no assurances considering the significant uncertainties that exist, that AICI will have the ability to meet its cash flow needs through December 31, 2004. If the NEDOI obtains an Order of Rehabilitation or Order of Liquidation with respect to AIC, the Company believes that it is unlikely that AICI would be able to meet its short-term cash flow needs.

Management has not adopted or contemplated to adopt a plan of liquidation. Management’s current short-term business plan can be summarized as follows:

(a)	minimize payments of losses and loss adjustment expenses;

(b)	effectively manage the collection of reinsurance balances;

(c)	maintain adequate liquidity to meet cash needs;

(d)	reduce expenses required to manage the run-off of the property and casualty operations; and

(e)	preserve and, if possible, enhance Company assets.

Unless these current short-term strategies are successful, the Company will not have the ability to implement any longer term strategies. The total focus continues to be on successfully accomplishing the above short-term strategies. If the Company is able to meet these short-term objectives, management may consider several strategies. These strategies may include commutation of reinsurance treaties, loss portfolio transfers, unwinding of trust balances and related items, sale of active and/or shell subsidiaries and other options that may be available. The Company may be required to accomplish certain of these strategies to meet its short-term and long-term objectives. At this time, management is unable to determine if any of these strategies will be available and if so, under acceptable terms to both the Company and the NEDOI. As such, it is uncertain if the Company can achieve its short-term or long-term objectives.

Even if the Company is able to meet these short-term objectives, management believes it is unlikely the Company will be able to make its interest payments on the Preferred Securities which have been deferred until no later than September 30, 2007 (see Note 5).

Insurance Accounting – Premiums are earned over the terms of the related insurance policies and reinsurance contracts. Unearned premiums represent the portion of property and casualty premiums written which relates to the unexpired term of policies and are calculated generally using the pro rata method. The Company also records a liability for policy claims reflected in losses and loss adjustment expenses liabilities based on its review of individual claim cases and the estimated ultimate settlement amounts. This liability also includes estimates of claims incurred but not reported based on Company and industry paid and reported claim and settlement expense experience. Differences which arise between the ultimate liability for claims incurred and the liability established, which may be material are reflected in the statement of operations in the period such information becomes known.

Investments – Investments in fixed maturities include bonds and investments in marketable equity securities, including common and nonredemptive preferred stocks. All investments in fixed maturities and marketable equity securities have been classified as available-for-sale and certain marketable equity securities do not pay dividends. Available-for-sale securities are stated at fair value with the unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Realized investment gains and losses on sales of securities are determined on the specific identification method.

The Company reviews investments of an issuer carried at a net unrealized loss at each balance sheet date. If in management’s judgment, the decline in value is other than temporary, the cost of the investment is written down to fair value with a corresponding charge to operations. Factors considered in determining whether an impairment exists include: the financial condition, business prospects and creditworthiness of the issuer, the length of time that the asset value has been less than cost, and the Company’s ability and intent to hold such investments until the fair value recovers.

Real estate is stated at the lower of cost or estimated net realizable value and is non-income producing.

Property and Equipment – Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is recognized principally using the straight-line method over periods of three years.

Use of Estimates – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, estimates of unpaid losses and loss adjustment expenses and related recoverables under reinsurance agreements are subject to considerable estimation judgment due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years. In addition, estimates and assumptions associated with reinsurance assumed, the determination of fair value of invested assets and related impairments require considerable judgment by management. Actual results may differ significantly from those estimates.

Stock-Based Compensation – The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, establishing financial accounting and reporting standards for stock-based compensation plans. As permitted by SFAS No. 123, the Company continues to use the method prescribed by the Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Companies using APB 25 are required to make pro forma footnote disclosures of net income and earnings per share as if the fair value method of accounting, as defined in SFAS No. 123, had been applied.

The Company has adopted the pro forma footnote disclosure only provisions under SFAS No. 123, as amended by SFAS No. 148. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and net loss per share would have been as indicated below:

	2003	2002	2001
Net loss:
As reported	$(43,308)	$(209,718)	$(9,069)
Fair value based method compensation expense, net of tax	349	785	744

Pro forma	$(43,657)	$(210,503)	$(9,813)

Net loss per share:
As reported	$(3.05)	$(14.65)	$(0.63)
Pro forma	(3.07)	(14.70)	(0.68)

The difference between the net loss, as reported, and the pro forma net loss relates to total stock-based employee compensation expense determined under the fair value based method.

Recent Accounting Pronouncements – In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with a determinable useful life will continue to be amortized over that period. The adoption of

SFAS No. 142 had no impact on the Company’s consolidated financial statements at January 1, 2002. With the adoption of SFAS No. 142 on January 1, 2002 goodwill is no longer amortized and in accordance with SFAS No. 142 the goodwill is tested for impairment annually and between annual tests if an event occurs that would more likely than not reduce the fair value of the reporting unit. As a result of the significant operating losses and the discontinuance of the Agricultural Segment in 2002, the Company reevaluated the recoverability of the goodwill and intangible assets during the third and fourth quarters of 2002. Based upon the results of such reviews, it was determined that the intangible asset related to non-competition agreements, approximately $5.7 million, and the goodwill carried on the books of the Company of approximately $30.0 million were impaired and were written down to zero during 2002.

A reconciliation of the Company’s net loss and loss per share for the years ended December 31, 2003, 2002 and 2001 to amounts adjusted for the exclusion of goodwill amortization is as follows:

	2003	2002	2001
Net loss as reported	$(43,308)	$(209,718)	$(9,069)
Goodwill amortization	—	—	1,136

Net loss as adjusted	$(43,308)	$(209,718)	$(7,933)

Loss per share as reported	$(3.05)	$(14.65)	$(0.63)
Goodwill amortization	—	—	0.08

Loss per share as adjusted - basic and diluted	$(3.05)	$(14.65)	$(0.55)

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The initial adoption of SFAS No. 144 had no impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company elected to adopt SFAS No. 146 during 2002 (See Note 13). The initial adoption of SFAS No. 146 had no impact on the Company’s consolidated financial statements.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which the Company adopted in 2003 with no impact to the consolidated financial statements. In December 2003, the FASB revised FIN No. 46 (“FIN 46R”) and deferred its adoption for variable interest entities (“VIEs”) that meet certain criteria until the first quarter of 2004. FIN 46R clarified the definition of a variable interest such that only the holder of a variable interest can ever be the VIE’s primary beneficiary. Only primary beneficiaries are permitted to consolidate VIEs. Therefore, FIN 46R does not permit consolidation of VIEs in which a company has voting control but is not the primary beneficiary. The AICI Capital Trust that is liable for the Company’s Trust Preferred Securities meets the definition of a VIE. Under FIN 46R, the Company is not the primary beneficiary in the AICI Capital Trust. For this reason, starting in 2004 the Company may no longer consolidate the AICI Capital Trust, although the Company is the sole owner of the voting equity of these entities.

Upon adoption of FIN No. 46R, effective January 1, 2004, prior periods will be restated for comparability. The effect of adoption will be to increase the Company’s long-term debt by approximately $2.9 million with a corresponding increase in an asset of equal amount. In addition, investment income and interest expense will be increased by approximately $279,000, $264,000 and $264,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), Amendments of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards on how to classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective as of the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no impact on the Company’s consolidated financial statements.

The Emerging Issues Task Force (“EITF”) is currently deliberating Issue No. 03-01, which addresses the definition of other-than-temporary impairment and its application to investment securities accounted for under both Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), Accounting for Certain Investments in Debt and Equity Securities and Accounting Principles Board Opinion No. 18 (“APB No. 18”), The Equity Method of Accounting for Investments in Common Stock. The current issue summary proposes that if, at the evaluation date, the fair value of an investment security is less than its carrying value then an impairment exists for which a determination must be made as to whether the impairment is other-than-temporary. If it is determined that an impairment is other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s carrying value and its fair value at the reporting date. In November 2003, the EITF reached a consensus with respect to certain disclosures effective for fiscal years ending after December 15, 2003. The Company has included those disclosures at December 31, 2003 (See Note 6).

Reclassifications – Certain prior period amounts have been reclassified to conform with the current year presentation.

2.	RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s December 31, 2002 consolidated financial statements, the Company determined that SFAS No. 144 was not properly applied to the 2002 consolidated financial statement presentation. The accounting policy the Company previously used classified the Company’s property and casualty operations as discontinued operations due to its inability to write new business under the Order of Supervision.

Under the provisions of SFAS No. 144 a component of an entity is deemed to be disposed of if both of the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and

(b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. EITF Topic No. D-104, Clarification of Transition Guidance in Paragraph 51 of FASB Statement No. 144 clarifies that when “a component of an entity will be abandoned through the liquidation or run-off of operations, that component should not be reported as a discontinued operation in accordance with FASB 144 until all operations, including run-off operations, cease.” The Company originally concluded that both components of its insurance operations had been discontinued when the NEDOI placed AGIC in rehabilitation and AIC in supervision. Although the Company is no longer writing property and casualty insurance policies, managing the run-off of the liabilities resulting from that business has been determined to be a continuing operation of the Company under SFAS No. 144 until all such run-off ceases. Therefore, the Company’s consolidated financial statements for 2002 and 2001 have been restated from amounts previously reported to reflect the property and casualty operations as continuing operations of the Company. The Agricultural Segment continues to be reported as discontinued operations (see Note 20).

Additionally, subsequent to the issuance of the December 31, 2002 financial statements, the Company determined that the consolidated statements of cash flows did not include cash flows from discontinued operations. The 2002 and 2001 consolidated cash flows previously reported solely reflected cash flows from continuing operations.

Additionally, certain components in the consolidated statement of cash flows for 2001 were incorrectly presented. The misstatements in 2001 related to the understatement of proceeds from maturities and sales of short-term investments resulting in the understatement of cash and cash equivalents by $48,463,000 on the consolidated statement of cash flows. The Company properly reflected short term investments on the consolidated balance sheet, however, short term investments that represent cash equivalents were improperly presented on the consolidated statement of cash flows. Therefore, the Company’s consolidated statement of cash flows for 2001 have been restated to reflect an additional $48,463,000 of proceeds from maturities and sales of short term investments. As a result, the accompanying consolidated statements of cash flows for the years ending December 31, 2002 and 2001 have been restated from the amounts previously reported.

A summary of the significant effects of the restatement is as follows:

	As Previously Reported	As Restated

Consolidated Balance Sheet as of December 31, 2002

Assets:
Discontinued operations	$396,027	$51,781
Insurance operations	—	344,246

Liabilities:
Discontinued operations	359,415	51,781
Accounts payable and accrued liabilities	3,166	5,659
Accrued interest on preferred securities of AICI Capital Trust	—	2,135
Insurance operations	—	303,006

	2002		2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statement of Operations For the year ended December 31:

Insurance premiums earned	$—	$8,316	$—	$31,147
Net investment income	—	5,670	—	12,730
Net realized capital gains (losses)	—	(1,526)	—	2,750
Insurance losses and loss adjustment expenses	—	27,630	—	47,151
Insurance expenses	—	6,830	—	18,045
Operating income (loss)	(846)	(22,846)	1,424	(17,145)
Loss before income taxes and discontinued operations	(9,534)	(31,534)	(7,258)	(25,827)
Income tax expense (benefit):
Current	(434)	(4,079)	—	—
Deferred	6,427	29,355	(2,540)	(8,791)
Loss from continuing operations	(15,527)	(56,810)	(4,718)	(17,036)
Income (loss) from discontinued operations, net of tax	(194,191)	(152,908)	(4,351)	7,967
Net loss	(209,718)	(209,718)	(9,069)	(9,069)
Income (loss) per share:
Loss from continuing operations	(1.08)	(3.97)	(0.33)	(1.18)
Income (loss) from discontinued operations	(13.56)	(10.68)	(0.30)	0.55
Net loss	(14.65)	(14.65)	(0.63)	(0.63)

	2002		2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statement of Cash Flows For the year ended December 31:

Net cash from operating activities	$(32,330)	$(77,142)	$13,909	$(110,207)
Net cash from investing activities	32,248	4,747	(12,376)	167,415
Net cash from financing activities	(4,094)	(4,094)	534	534

Net increase (decrease) in cash and cash equivalents	(4,176)	(76,489)	2,067	57,742

Cash and cash equivalents at beginning of year	7,279	96,537	5,212	38,795

Cash and cash equivalents at end of year	$3,103	$20,048	$7,279	$96,537

The restatement of the consolidated balance sheets and statement of operations had no impact to the previously reported stockholders’ equity and net loss. Certain other reclassifications of the prior year’s financial statements were made to conform to the 2003 presentation.

3.	FAIR VALUES OF FINANCIAL INSTRUMENTS

In determining fair value, the Company used quoted market prices. The estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions may have a material effect on the estimated fair value.

The carrying values of cash equivalents are deemed to be reasonable estimates of their fair values due to their short-term nature. The estimated fair values of the Company’s other financial instruments as of December 31, 2003 and 2002, are as follows:

	Carrying Value		Estimated Fair Value
	2003	2002	2003	2002
Fixed maturities available-for-sale	$74,340	$114,699	$74,340	$114,699
Marketable equity securities	$1,053	$7,339	$1,053	$7,339
Company-obligated mandatorily redeemable Preferred Securities of AICI Capital Trust, holding solely Junior Subordinated Debentures of the Company	$94,875	$94,875	$1,746	$1,518

4.	INCOME TAXES

The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes. The primary components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002, respectively, are as follows:

	2003	2002
Deferred tax assets:
Losses and loss adjustment expenses	$4,421	$5,624
Allowance for doubtful accounts	19,866	19,516
Net operating loss carryforward	46,002	28,407
Basis difference in AGIC	26,140	26,140
Other	3,467	3,969

Total	99,896	83,656

Deferred tax liabilities:
Unrealized gain on investments available-for-sale	(181)	(247)
Other	(2,201)	(1,242)

Total	(2,382)	(1,489)

	97,514	82,167
Valuation allowance	(97,514)	(82,167)

Net deferred tax asset	$—	$—

The net deferred tax asset includes both continuing and discontinued operations. AGIC is no longer a consolidated subsidiary of the Company for GAAP reporting at December 31, 2003 and 2002. Accordingly, no provision is made for the deferred tax effect with regard to AGIC’s assets and liabilities. A deferred tax asset has been provided with regard to the Company’s ownership of AGIC shares.

The realization of the net deferred tax asset is dependent upon the Company’s ability to generate sufficient taxable income in future periods. For tax purposes, the Company has net operating loss carryforwards that expire, if unused, beginning in 2019. During 2002, the Company’s ability to generate sufficient taxable income in future periods was significantly impacted by the discontinuance of the Agricultural Segment and the only remaining insurance subsidiary of the Company being placed under supervision by the NEDOI. Based on this information, management believes that it is unlikely that the tax benefits will be realized in the future and therefore a valuation allowance was established for the entire deferred tax asset.

Income taxes computed by applying statutory rates to loss before income taxes and discontinued operations are reconciled to the provision for income taxes set forth in the consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Income taxes at statutory rates	$(15,158)	$(11,037)	$(9,039)
Increase in valuation allowance	15,282	36,073	—
Other	(124)	240	248

Income tax expense (benefit)	$—	$25,276	$(8,791)

Cash receipts for income taxes were approximately $373,000, $3,268,000 and $-0- during the years ended December 31, 2003, 2002 and 2001, respectively.

5.	COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF AICI CAPITAL TRUST, HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

In August 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the “Issuer Trust”) issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). The Company owns all of the common securities (the “Common Securities”) of the Issuer Trust. The Junior Subordinated Debentures represent preferred undivided beneficial interests in the Issuer Trust’s assets. The assets of the Issuer Trust consist solely of the Company’s 9% Junior Subordinated Debentures due in 2027, which were issued in August 1997 in an amount equal to the total of the Preferred Securities and the Common Securities. The issue costs on the Preferred Securities and Junior Subordinated Debentures are being amortized over the term of the debt.

Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default and can be called at par value after September 30, 2002. At December 31, 2003 and 2002, the Company had Preferred Securities of $94.875 million outstanding at a weighted average interest cost of 9.1% and 9.2%, respectively.

Cash payments for interest related to the Junior Subordinated Debentures were approximately $-0-, $6.4 million and $8.5 million during the years ended December 31, 2003, 2002 and 2001. Effective November 18, 2002, the Company elected to defer payment of interest on its Junior Subordinated Debentures, as permitted by the trust agreement and indenture, beginning with the interest payment date on December 31, 2002 until not later than September 30, 2007. The interest payments on the Preferred Securities will be deferred for a corresponding period. See Note 1 regarding management’s expectations regarding the Company’s ability to pay such interest payments.

6.	INSURANCE OPERATIONS - INVESTMENTS

The cost or amortized cost and related estimated fair values of investments in the accompanying consolidated balance sheets are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2003:
Fixed maturities available-for-sale:
U.S. Treasury and government securities	$57,969	$376	$25	$58,320
Other debt securities	15,770	253	3	16,020

	$73,739	$629	$28	$74,340

Marketable equity securities - common stock	$1,137	$15	$99	$1,053

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2002:
Fixed maturities available-for-sale:
U.S. Treasury and government securities	$59,744	$1,472	$—	$61,216
Other debt securities	53,137	1,198	852	53,483

	$112,881	$2,670	$852	$114,699

Marketable equity securities - preferred stock	$2,500	$—	$317	$2,183

Marketable equity securities - common stock	$5,952	$69	$865	$5,156

The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, at December 31, 2003:

	Less Than 12 Months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities available-for-sale:
U.S. Treasury and government securities	$3,228	$25	$—	$—	$3,228	$25
Other debt securities	1,010	3	—	—	1,010	3

	4,238	28	—	—	4,238	28
Marketable equity securities - common stock	—	—	797	99	797	99

Total temporarily impaired securities	$4,238	$28	$797	$99	$5,035	$127

Management has reviewed these securities and the related unrealized losses and believes these are not other-than-temporarily impaired. The unrealized losses on marketable equity securities – common stock relates to four investments and the aggregate fair value of these securities has increased by approximately 33% from December 31, 2002 to December 31, 2003 resulting in a decrease in unrealized losses of approximately $200,000.

The cost or amortized cost and related estimated fair values of the fixed maturity securities as of December 31, 2003 are shown below by stated maturity dates. Actual maturities may differ from stated maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Estimated Fair Value
Fixed maturities available-for-sale:
Due in one year or less	$32,440	$32,679
Due after one year through five years	37,046	37,431
Due after five years through ten years	4,253	4,230

	$73,739	$74,340

Proceeds from sales of fixed maturity securities during the years ended December 31, 2003, 2002 and 2001 were approximately $39,930,000, $56,709,696 and $351,938,000, respectively. Gross realized gains on sales of fixed maturity securities were approximately $875,000, $335,000 and $4,738,000 and gross realized losses on sales of fixed maturity securities were approximately $239,000, $89,000 and $1,113,000 during the years ended December 31, 2003, 2002 and 2001, respectively. Gross realized gains on sales of equity securities were approximately $202,000, $1,116,000 and $239,000 and gross realized losses on sales of equity securities were approximately $396,000, $1,438,000 and $1,202,000 during the years ended December 31, 2003, 2002 and 2001, respectively. During the years ended December 31, 2003, 2002 and 2001, net realized gains (losses) were impacted by approximately $123,000, $1,507,000 and $283,000, respectively, of other than temporary impairments of common stock securities.

As required by insurance regulatory laws, certain fixed maturities with an estimated fair value of approximately $7.3 million at December 31, 2003 were deposited in trust with regulatory agencies. Additionally, at December 31, 2003, approximately $37.5 million of fixed maturities available-for-sale and $8.5 million of cash equivalents were pledged to Clarendon National Insurance Company (“Clarendon”) to secure the Company’s obligations under reinsurance agreements and approximately $11.7 million of fixed maturities available-for-sale and $337,000 of cash equivalents were pledged to McM Corporation (“McM”) to secure the Company’s net obligations under the reinsurance agreements (See Note 11).

7.	INSURANCE OPERATIONS – RECEIVABLES

The major components of receivables at December 31 are summarized as follows:

	2003	2002
Insurance premiums and agents’ balances due	$25	$2,284
Amounts recoverable from reinsurers	32,545	41,310
Accrued interest	687	1,521
Other receivables	5,724	3,168
Less allowance for doubtful accounts	(9,262)	(8,262)

	$29,719	$40,021

Of the $9.3 million of allowance for doubtful accounts, approximately $5.6 million relates primarily to reinsurers in liquidation and $3.7 million relates to the estimated amount of uncollectibles that are expected for reinsurance balances that are currently being disputed or payments that have been delayed pending resolution of outstanding inquiries.

8.	INSURANCE OPERATIONS – INSURANCE PREMIUMS AND CLAIMS

Insurance premiums written and earned for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Direct premiums written	$194	$8,662	$63,310
Assumed premiums written	570	8,164	37,737
Ceded premiums written	(192)	(9,704)	(92,101)

Net premiums written	$572	$7,122	$8,946

Direct premiums earned	$309	$19,079	$62,144
Assumed premiums earned	614	21,256	39,019
Ceded premiums earned	(299)	(32,019)	(70,016)

Net premiums earned	$624	$8,316	$31,147

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

The following table presents an analysis of the Company’s reserves for losses and loss adjustment expenses, reconciling beginning and ending balances for the years ended December 31:

	2003	2002	2001
Gross loss and loss adjustment expense reserves, beginning of year	$284,856	$353,274	$448,502
Reinsurance recoverable on unpaid losses and loss adjustment expenses, beginning of year	158,992	185,734	217,648

Net loss and loss adjustment expense reserves, beginning of year	125,864	167,540	230,854

Net incurred loss and loss adjustment expenses related to:
Current year	—	6,542	32,380
Prior years	30,000	21,088	14,771

	30,000	27,630	47,151

Net payments for losses and loss adjustment expenses related to:
Current year	—	(2,156)	(10,321)
Prior years	(46,112)	(67,150)	(100,144)

	(46,112)	(69,306)	(110,465)

Net loss and loss adjustment expense reserves, end of year	109,752	125,864	167,540
Reinsurance recoverable on unpaid losses and loss adjustment expenses, end of year	136,527	158,992	185,734

Gross loss and loss adjustment expense reserves, end of year	$246,279	$284,856	$353,274

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

The liability for losses and loss adjustment expenses is determined by management based on historical patterns and expectations of claims reported and paid, trends in claim experience, information available on an industry-wide basis, as well as changes in the Company’s claim handling procedures and premium rates. Significant factors impacting the variability of establishing the liability for losses and loss adjustment expenses, are the unusually difficult estimation process for the Company’s general liability business, including California contractor programs, the limited historical data for certain programs, and the significant changes in claims handling. In addition, the Company has ceased or sold all of its remaining property and casualty lines of business. The Company continues to be responsible for all claims prior to the ceasing or sale of the property and casualty lines (referred to as the “Runoff Business”). During May 2001, the Company closed its claims department handling the Runoff Business and engaged a third-party administrator specializing in such runoff business to handle these claims.

For the first time in 2002, and continuing in 2003, the Company received more than a de minimis number of asbestosis claims; it has disclaimed coverage for these claims. Also for the first time in 2002, and continuing in 2003, the Company received silicosis claims. The Company believes its silicosis exposure is limited by the few policies that were exposed and the related policy limits. The Company has established a minimal reserve for each claim reported and a bulk reserve for unreported claims and loss adjustment expenses. Adverse future developments with respect to either of these newly reported exposures, however, could have a significant adverse impact on future results.

The $30.0 million charge in 2003 for unfavorable development of losses and loss adjustment expenses related to prior years was primarily concentrated in the general liability line and the workers’ compensation lines of business. The $21.1 million charge in 2002 for prior years was primarily a result of unfavorable development of losses and loss adjustment expenses in the general liability and commercial multi-peril lines of business. The $14.8 million charge in 2001 for prior years was primarily a result of the development of general liability losses and loss adjustment expenses in 1999 and prior accident years.

9.	INSURANCE OPERATIONS – REINSURANCE

The Company’s insurance subsidiary cedes insurance to other companies under quota share, excess of loss, catastrophe and facultative treaties. The reinsurance agreements are tailored to the various programs offered by the insurance subsidiary. Reinsurance does not discharge the insurer from its obligations to its insured. If the reinsurer fails to meet its obligations, the Company remains liable to pay the insured loss.

The Company reinsures certain portions of the Company’s business issued by Clarendon, Redland Insurance Company (“Redland”), Acceptance Indemnity Insurance Company (“AIIC”) and Acceptance Casualty Insurance Company (“ACIC”). Under these reinsurance agreements, the Company assumed business after Clarendon, Redland, AIIC, and ACIC cessions to outside reinsurers (See Note 11). However, the Company is contingently liable for any uncollectible amounts due from these outside reinsurers related to business produced and managed by the Company.

At December 31, 2003, PMA Reinsurance Group (“PMA”) accounts for approximately 13% of the Company’s outstanding reinsurance recoverables and reinsurance balances for which the Company is contingently liable (collectively “Total Reinsurance Balances”). PMA had its financial strength lowered by A.M. Best from A- (Excellent) to B++ (Very Good) in the fourth quarter of 2003. As of December 31, 2003 the Company has outstanding reinsurance recoverables from PMA of approximately $26.1 million and is contingently liable for AIIC and Redland reinsurance recoverables from PMA totaling approximately $9.0 million. With the exception of outstanding questions related to specific claims, PMA continues to make regular payments to the Company for reinsurance billings and accordingly, no specific allowances for doubtful accounts or liability has been established for these balances.

At December 31, 2003, Gerling Global Reinsurance Corp. (“Gerling”) accounts for approximately 13% of the Total Reinsurance Balances. Gerling had its financial strength rating lowered by A.M. Best from A- (Excellent) to B- (Fair) during the fourth quarter of 2002. In January 2003, in response to a request from Gerling’s parent to withdraw from the rating process, A.M. Best withdrew its financial strength rating of B- and assigned Gerling and its parent an NR-3 rating (Rating Procedure Inapplicable). As of December 31, 2003 the Company has outstanding reinsurance recoverables from Gerling of approximately $35.1 million and is contingently liable for AIIC and Redland reinsurance recoverables from Gerling totaling approximately $1.7 million. Gerling continues to make regular payments to the Company for reinsurance billings and accordingly, no specific allowance for doubtful accounts or liability has been established for these balances.

At December 31, 2003, approximately 63% of the Company’s Total Reinsurance Balances were rated A- (Excellent) or better by A.M. Best or Lloyd’s Syndicates.

In September 2001 the Company initiated an arbitration proceeding to recover from a pool of solvent reinsurers sums the Company believes are due under a workers’ compensation insurance program of the Company principally written on Redland. The Company is contingently liable to Redland for amounts due from these reinsurers. At December 31, 2002 the Company was contingently liable for approximately $20.4 million due from these reinsurers and approximately $5.1 million conditionally paid by the reinsurers but was still subject to the outcome of the arbitration. On May 31, 2003, the arbitration panel found that there was no reason to relieve the reinsurers of their obligations under the reinsurance contracts, made final the previous $5.1 million conditional payment from the reinsurers, ordered and awarded the payments of reinsurance recoverables, plus interest, to Redland and AIC sought by AIC, subject to potential adjustments that may be made to amounts withheld and escrowed until any such adjustments are made. The award of the arbitration panel did not have a significant impact on the Company’s net loss for the year ended December 31, 2003.

The Company has reinsurance recoverables and is contingently liable for AIIC and Redland reinsurance recoverables that are currently being disputed or payments have been delayed pending resolution of outstanding inquiries. While the Company believes the reinsurers will be required to pay amounts due under the terms of the reinsurance agreements and, accordingly, a liability has not been established for these reinsurance recoveries, the ultimate outcome cannot be predicted at this time.

10.	INSURANCE OPERATIONS – REGULATORY MATTERS

As of December 31, 2003 and 2002, the only remaining consolidated insurance company of AICI is AIC. The Director entered an administrative Order of Supervision with respect to AIC on December 20, 2002 and AIC is currently operating pursuant to that Order. AIC’s total statutory policyholders’ deficit was approximately $61.3 million and $75.0 million as of December 31, 2003 and 2002, respectively and statutory net loss was $36.3 million, $14.8 million and $7.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. The statutory deficit at December 31, 2003 and 2002 was significantly impacted by the non-admission under statutory accounting principles of pledged investments totaling approximately $57.5 million and $89.9 million, respectively. (See Note 11).

The National Association of Insurance Commissioners has established risk-based capital (“RBC”) standards. RBC standards are designed to measure the acceptable level of capital an insurer should have, based on the inherent and specific risks of each insurer. As of December 31, 2003 and 2002, AIC had negative statutory surplus, resulting in a RBC at the mandatory control level. Under the mandatory control level, the Director may take such actions as necessary to place AIC under regulatory control under the Nebraska Insurers Supervision, Rehabilitation, and Liquidation Act. Since AIC is currently in run-off, the Director is permitted to allow AIC to continue its run-off under supervision of the NEDOI. While AIC is currently in supervision, the Director has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC. The Company believes that an Order of Rehabilitation would have a significant negative impact on the Company and that an Order of Liquidation would have a material adverse effect on the Company (See Note 1).

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

11.	INSURANCE OPERATIONS – SALE OF SUBSIDIARIES AND PROPERTY AND CASUALTY BUSINESS AND RELATED GUARANTEES

The Company sold its wholly owned subsidiary, Redland, to Clarendon effective as of July 1, 2000. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries, to a wholly owned subsidiary of Acceptance Insurance Companies Inc. The transaction included the appointment of other Company subsidiaries as a producer and administrator for the business the Company wrote through Clarendon and Redland. The Company also reinsures certain portions of the Company’s business issued by Clarendon and Redland. At December 31, 2003, approximately $37.5 million of fixed maturities available-for-sale and $8.5 million of cash equivalents were placed in a trust and pledged to Clarendon to secure the Company’s obligations under reinsurance agreements. Under these reinsurance agreements, the Company assumed business from Clarendon and Redland after cessions to outside reinsurers (“Clarendon Reinsurers”). At December 31, 2003, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers, totaled approximately $84 million (See Note 9). The Company is contingently liable for any uncollectible amounts due from Clarendon Reinsurers related to this business.

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

In general, the minimum amount to be included in the trust account is based upon the greater of 1) certain percentages of loss and loss adjustment expense reserves assumed by the Company from Clarendon and Redland and reinsurance recoverables from Clarendon Reinsurers for which the Company is contingently liable or 2) 70% of the Bond Requirements. During 2003, the Company received funds from the trust resulting in a decline in the trust balance from approximately $80.3 million at December 31, 2002 to approximately $46.0 million at December 31, 2003.

As of July 1, 2001, the Company sold two wholly owned insurance companies to McM. The two companies, AIIC and ACIC, underwrote primarily property and casualty insurance. The Company reinsures certain portions of the Company’s business issued by AIIC and ACIC. As of December 31, 2003 approximately $11.7 million of fixed maturities available-for-sale and $337,000 of cash equivalents were placed in a trust and pledged to McM to secure the Company’s net obligations under the reinsurance agreements. Under these reinsurance agreements, the Company assumed business from AIIC and ACIC after cessions to outside reinsurers (“AIIC Reinsurers”). At December 31, 2003, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers, totaled approximately $28 million (See Note 9). The Company is contingently liable for any uncollectible amounts due from AIIC Reinsurers related to this business.

The Company’s off-balance sheet obligations for the Clarendon and AIIC Reinsurers total approximately $112 million. The Company has guaranteed the performance of these Clarendon and AIIC Reinsurers. If these Clarendon and AIIC Reinsurers do not meet their obligations, whether or not due to their ability or willingness to pay, the Company will be obligated. The timing for the reinsurers’ performance of these obligations is currently not known and the amounts will become due from the reinsurers as the underlying direct claim payments are made. Additionally, the $112 million is an estimate of unpaid ceded losses and loss adjustment expenses on Redland, Clarendon, AIIC and ACIC, and are subject to considerable estimation judgment due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years.

12.	STOCK-BASED COMPENSATION

The Company’s 2000 incentive stock option plan provided for a maximum of 1,000,000 options to be granted to employees and directors. The 2000 incentive stock option plan provided for options to vest in three years unless the agreement with the participant specifically calls for a different vesting schedule. All options expire no later than ten years from the date of grant and the exercise price is not less than 100% of the market value at the date of grant.

The 1996 incentive stock plan was terminated as to future grants upon approval of the 2000 incentive stock option plan. The 1996 incentive stock option plan provided for options granted to employees which vest in not less than five annual installments and options granted to non-employee directors which vest at the expiration of the directors’ current term. All options expire no later than ten years from the date of grant and the exercise price was not less than 100% of the market value at the date of grant.

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

Under the Company’s employee stock purchase plan, the Company is authorized to issue up to 500,000 shares of common stock to its full-time employees. Under the terms of the plan, each year employees could choose to purchase up to 10% of their annual compensation. The purchases may be made during six month phases generally commencing at the beginning of January and July. The purchase price of the stock was equal to the lower of 85% of the market price on the termination date of the phase or when the subscription was paid in full, whichever occurred first; or 85% of the average of the market price on the commencement date of the phase and the market price on the termination date of the phase or when the subscription was paid in full, whichever occurred first. Under the plan, the Company sold 21,970 shares and 22,650 shares during 2002 and 2001, respectively, to employees.

The fair value of the options at the date of grant under the incentive stock option plans and the fair value of the employees’ purchase rights under the employee stock purchase plan were estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2002 and 2001, respectively: risk-free interest rates of 5.1% and 5.5%; expected volatility of 65% and 69%; weighted-average expected lives of options of approximately 7 years and an expected life of employees’ purchase rights of one year; and no dividend yield.

A summary of the status of the Company’s stock option plans as of December 31, 2003, 2002 and 2001 and changes during the years ended on those dates is presented below:

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,369,625	$7.88	1,202,125	$8.56	1,777,250	$11.10
Granted	—	—	211,500	4.99	80,000	4.58
Exercised	—	—	—	—	93,000	4.73
Forfeited	942,875	7.82	44,000	12.67	562,125	16.65

Outstanding at end of year	426,750	$8.00	1,369,625	$7.88	1,202,125	$8.56

Options exercisable at year end	422,350		959,925		757,975
Weighted-average fair value per share of options granted during the year	$—		$3.34		$3.23

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$4.27 to $6.27	281,250	7.6 years	$4.92	276,850	$4.93
11.38 to 22.94	145,500	2.3 years	13.95	145,500	13.95

$4.27 to $22.94	426,750	5.8 years	$8.00	422,350	$8.03

During July 2002, a former employee put to the Company 254,071 shares of common stock of the Company at $16.39 per share, or $4.2 million. During the term of this put, the Company recorded approximately $3.9 million as a reduction in equity. The Company has no remaining common stock subject to redemption.

13.	EMPLOYEE BENEFITS AND INCENTIVES

The Company expects to incur a total of approximately $1.1 million of employee termination benefits related to 27 employees, comprised primarily of retention and severance amounts. Approximately $561,000 and $131,000 of employee termination benefits have been expensed in insurance operations – insurance expenses during the years ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2003 approximately $141,000 of termination benefits were paid and as of December 31, 2003 the Company has an accrued liability of approximately $551,000.

In order to induce employees of AIC to remain in the employment of AIC, AICI has agreed to pay each employee a retention bonus in the event AIC would be unable to meet this obligation. Additionally, AICI has agreed to guarantee certain amounts due under employment agreements with the Chief Executive Officer and Chief Financial Officer. During the second quarter of 2003, AICI agreed to guarantee these obligations under the retention and employment agreements by establishing an appropriate trust with a bank whereby the amount of such guarantees, totaling approximately $1.1 million, have been deposited in such trust account. The amounts held in the trust account at December 31, 2003, totaling approximately $1.1 million, are presented as restricted cash equivalents on the Company’s consolidated balance sheet.

During the second quarter of 2003, the Company established an incentive bonus plan. The purpose of the incentive bonus plan is to protect and enhance the interest of creditors and stockholders by providing all employees with meaningful incentives. The incentive bonus plan establishes that up to 20% of an incentive bonus pool, determined based upon value added criteria detailed in the agreement, would be allocated and paid to employees based upon established allocation percentages. As of December 31, 2003, the criteria established within the agreement have not been met and the Company is unable to estimate any amounts that may become due and, as such, no amounts have been accrued.

The Company has a defined contribution plan for which all employees are eligible to participate. Employees, at their option, may contribute a portion of their eligible earnings to the plan. The Company’s net contributions to the plan for 2003, 2002 and 2001 were approximately $60,000, $1,177,000 and $1,024,000, respectively.

14.	RELATED PARTY TRANSACTIONS

The Company made payments during 2003, 2002 and 2001 totaling approximately $200,000, $197,000 and $212,000, respectively, to an affiliate of a former director, to provide investment related services.

Additionally, during 2001 the Company made a $392,000 payment to this former director’s affiliate for investment banking services related to the acquisition of certain crop insurance assets and the sale of certain subsidiaries as well as the property and casualty businesses (See Note 11).

15.	NET LOSS PER SHARE

The net loss per share for both basic and diluted for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Loss from continuing operations	$(43,308)	$(56,810)	$(17,036)
Loss from discontinued operations	—	(152,908)	7,967

Net loss	$(43,308)	$(209,718)	$(9,069)

Weighted average common shares outstanding	14,201	14,318	14,381

Loss per share:
Basic and diluted:
Loss from continuing operations	$(3.05)	$(3.97)	$(1.18)
Loss from discontinued operations	0.00	(10.68)	0.55
Net loss	(3.05)	(14.65)	(0.63)

Stock options were not included in the above calculations for the years ended December 31, 2003, 2002 and 2001 due to their antidilutive nature.

16.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) determined in accordance with SFAS No. 130 for the years ended December 31 are as follows:

	2003	2002	2001
Unrealized holding gains arising during the year	$214	$768	$8,557
Income tax expense	—	543	2,995

Unrealized holding gains arising during the year, net of tax	214	225	5,562

Reclassification adjustment for (losses) gains realized in net income	402	(1,489)	3,394
Income tax expense	—	—	1,188

Reclassification adjustment for (losses) gains realized in net income, net of tax	402	(1,489)	2,206

Other comprehensive income (loss), net of tax	$(188)	$1,714	$3,356

17.	LEGAL PROCEEDINGS

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

On March 2, 2001, the Court entered an order dismissing all claims alleging violations of Section 11 of the Securities Act, and dismissing the Company’s Directors, financial underwriters, independent accountants and others as defendants in this action. The Court also ruled that certain of Plaintiffs’ allegations regarding the remaining defendants’ alleged failure to properly report contingent losses attributable to the Montrose decision, a California Supreme Court decision creating a new basis for liability coverage under years of previously issued policies, did not state a claim under Section 10b and Rule 10b-5. In two subsequent rulings, the Court and Magistrate Judge clarified the March 2, 2001 ruling to specify which of Plaintiffs’ Montrose-related allegations failed to state a Section 10b and Rule 10b-5 claim. These three rulings reduced the litigation to a claim that the Company and three of its former officers, during the period from August 14, 1997 to November 16, 1999, failed to disclose adequately information about various aspects of the Company’s operations, including information relating to the Company’s exposure after January 1, 1997 to losses resulting from the Montrose decision. Nevertheless, Plaintiffs continue to seek compensatory damages, reasonable costs and expenses incurred in this action and such other and such further relief as the Court may deem proper.

On August 6, 2001, the Magistrate Judge granted Plaintiffs’ Motion for Class Certification. Plaintiffs’ fact discovery was concluded July 31, 2002 in accordance with a schedule established by the Court. On September 16, 2002 Plaintiffs sought the Court’s permission to reinstate certain previously dismissed claims under Section 11 and 15 of the Securities Act. The Court denied Plaintiffs’ request in its entirety on February 27, 2003; Plaintiffs asked the Court to reconsider this decision and the Court has not ruled on that request. On March 31, 2003, however, the Court established a schedule for the submission during May 2003 of briefs regarding the Company’s proposed motion to decertify the class. The Court also established a schedule concluding in August 2003 for submission of briefs regarding both parties’ anticipated motions for summary judgment. The Company has filed a motion to decertify the class and a motion for summary judgment. On March 31, 2004, the Court granted the defendants’ motion for summary judgment in full, dismissing all of the plaintiffs’ remaining claims against all of the remaining defendants, and denied all other pending motions as moot. The plaintiffs have filed a notice of appeal, appealing the Court’s decision.

The Company intends to continue vigorously contesting this action and believes Plaintiffs’ allegations are without merit. Nevertheless, the ultimate outcome of this action cannot be predicted at this time and the Company currently is unable to determine the potential effect of this litigation on its consolidated financial position, results of operations or cash flows.

On December 9, 2003, the Company filed a complaint against the United States of America. The complaint was filed in the United States Court of Federal Claims as discussed in the following two paragraphs.

In November 2002, the Company and Rain and Hail L.L.C. (“Rain and Hail”) entered into a letter of intent under which Rain and Hail agreed to purchase certain insurance assets of AGIC, a wholly owned subsidiary of the Company. Such assets were reinsured by, and subject to the oversight of, the FCIC. The transaction was subject to the approval of the Office of Risk Management, or the Risk Management Agency (the “RMA”). Ross J. Davidson, the Administrator of the RMA, advised that he would not approve the proposed sale of assets from the Company to Rain and Hail. The RMA subsequently enjoined AGIC from writing any new or renewal business. The Company alleges that the RMA’s actions rendered valueless the insurance business of AGIC.

The Company also alleges that in rejecting the proposed transaction between the Company and Rain and Hail, the RMA effected a taking of the Company’s property (i.e., the AGIC insurance assets) for public use without just compensation in violation of the Fifth Amendment to the United States Constitution. The Company seeks relief for its damages for the fair market value of the AGIC insurance assets in an amount of not less than $21.5 million, reasonable attorney’s fees and expert witness costs pursuant to 42 U.S.C. § 4654(c) with interest from the date of taking and such further relief the Court deems appropriate. On February 9, 2004 the United States filed a motion to dismiss the Company’s complaint and the Company filed a response to the motion to dismiss. The Court held a hearing regarding the motion to dismiss and response and has the motion under advisement. The ultimate outcome of this action cannot be predicted at this time and, accordingly, the Company currently is unable to determine the potential effect of this litigation on its consolidated financial position, results of operations or cash flows.

On April 15, 2004, Granite Reinsurance Company, LTD. (“Granite Re”) filed an action against the Company in the United States District Court for the Southern District of Indiana styled Granite Reinsurance Company, Ltd. v. Acceptance Insurance Companies, Inc., (S.D. Indiana, Case. No. 1:04-cv-0670-SEB-VSS) (the “Granite Re Action”). In the Granite Re Action, Granite Re alleges the Company breached certain alleged obligations under a reinsurance treaty entered into between the parties on June 6, 2001. Specifically, Granite Re alleges the Company breached an alleged obligation to pay Granite Re three million dollars ($3,000,000) annually for a three year period, or a total of nine million dollars ($9,000,000), for reinsurance. The Company is due to file a responsive pleading to the complaint in the Granite Re Action. The Company expects to vigorously defend the Granite Re Action. The ultimate outcome of this action cannot be predicted at this time and the Company currently is unable to determine the potential effect of this litigation on its financial position, results of operations or cash flows.

18.	COMMITMENTS AND CONTINGENCIES

Leases – The Company is obligated under noncancelable operating leases, expiring on various dates through 2007 for office space. Future aggregate minimum obligations under these noncancelable operating leases are approximately $386,000 in 2004, $391,000 in 2005, $391,000 in 2006 and $98,000 in 2007.

Rental expense totaled approximately $898,000, $1,991,000 and $2,955,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Contingencies – Pursuant to a May 1999 agreement with RMA, for a period of time AIC became the nominal holder of the Company’s Standard Reinsurance Agreement. The agreement expressly provided that it would not affect any liabilities among AGIC, AIC and other Company affiliates, and, the Company does not believe AIC has any obligations as a result of this agreement. Nevertheless, the future conduct of RMA with respect to the May 1999 agreement is uncertain and the cost of defeating even a baseless RMA allegation involving the May 1999 agreement could be material to the Company.

In late 2003, the Company received a letter from an attorney representing a former officer of an indirect subsidiary of the Company threatening claims against the Company, subsidiaries of the Company and certain officers and directors of the Company, alleging a material business loss as a proximate result of alleged misrepresentations and improper conduct. To the Company’s knowledge, no proceedings have been initiated against the Company or the others as threatened. If a claim is filed, the Company would expect to vigorously defend the proceeding.

19.	INTERIM FINANCIAL INFORMATION (UNAUDITED)

Quarters Ended	Revenues	Operating Loss	Net Loss	Net Loss Per Share (1)
	(Amounts in thousands, except per share data)
2003:
December 31	$722	$(23,335)	$(25,711)	$(1.81)
September 30	619	(633)	(2,949)	(0.21)
June 30	1,226	(8,805)	(11,068)	(0.78)
March 31	1,889	(1,363)	(3,580)	(0.25)

	$4,456	$(34,136)	$(43,308)	$(3.05)

2002:
December 31	$1,486	$(11,279)	$(69,261)	$(4.86)
September 30	2,679	(5,107)	(130,997)	(9.23)
June 30	3,753	(5,649)	(5,160)	(0.36)
March 31	5,129	(811)	(4,300)	(0.30)

	$13,047	$(22,846)	$(209,718)	$(14.65)

(1)	Quarterly net loss per share amounts may not add to the annual net loss per share.

20.	DISCONTINUED OPERATIONS

Upon being placed into Rehabilitation by the NEDOI on December 20, 2002 the Agricultural Segment of the Company’s business qualified as a discontinued operation. This is reflected in the accompanying consolidated financial statements. The Company also reclassified all historical periods to conform with this reclassification. Operating results of the Agricultural Segment for the years ended December 31, 2002 and 2001 were as follows:

	2002	2001
Revenues:
Insurance premiums earned	$28,789	$80,950
Net investment income	1,164	2,015
Net realized capital gains (losses)	37	99

	29,990	83,064

Costs and expenses:
Insurance losses and loss adjustment expenses	38,496	18,588
Insurance expenses	77,619	52,219
Expense related to multi-year reinsurance agreements	27,500	—
Impairment of non-compete related intangibles	5,661	—
Write-off of goodwill	29,978	—
Impairment of property and equipment	3,711	—

	182,965	70,807

Operating loss	(152,975)	12,257

Adjustment to equity and investment interest in subsidiaries	3,967	—
Income tax expense (benefit):
Current	—	—
Deferred	(42,441)	4,290
Change in valuation allowance	46,341	—

	3,900	4,290

Loss from discontinued operations, net of tax	$(152,908)	$7,967

The Company’s results for 2002 and prior years were significantly impacted by its crop business, particularly its Multi-Peril Crop Insurance (“MPCI”) line. The underwriting earnings or loss for the MPCI business was generally comprised of the Federal Crop Insurance Corporation (“FCIC”) profit share net of the amounts ceded to private reinsurers, expenses in excess of MPCI reimbursements from the FCIC, and amortization expense for non-competition agreements. Additionally, MPCI underwriting results included any adjustments to prior year MPCI results.

Many parts of the country experienced drought and abnormal growing conditions that significantly impacted the amount of losses under 2002 MPCI policies issued by the Company. These MPCI losses impact the Company’s share of profit it received from or loss it paid to the FCIC under the profit sharing formula established by law and administered by the Risk Management Agency. Because of the extraordinary reported and expected volume and severity of crop insurance claims in 2002, the Company recorded a loss from crop insurance underwriting and operations for the year ended December 31, 2002 of approximately $87.3 million.

Additionally, the Company expensed its current and future obligations under a multi-year reinsurance agreement totaling $27.5 million. During 2002, the Company determined that the intangible asset related to non-competition agreements, approximately $5.7 million, and the goodwill carried on the books of the Company at approximately $30.0 million were impaired and written down to zero.

21.	INSURANCE OPERATIONS – BUSINESS SEGMENTS

The accounting policies of the Property and Casualty Segment are the same as those described in the summary of significant accounting policies (see Note 1). Management evaluates the performance of and allocates its resources to its segment based on underwriting earnings (loss). Underwriting earnings (loss) is comprised of insurance premiums earned less insurance losses and loss adjustment expenses and insurance underwriting expenses. Management does not utilize assets as a significant measurement tool for evaluating its segment.

While the Company has ceased writing its property and casualty business, its operating results will continue to be significantly impacted by this business. Significant factors that may impact future results include the adequacy of the Company’s estimate of loss and loss adjustment expense reserves, the recoverability of the Company’s reinsurance recoverables and the recoverability of certain reinsurance recoverables of previously owned subsidiaries for which the Company is contingently liable, the ability to meet the cash flow needs of AIC and operating expenses.

Property and Casualty Segment insurance premiums earned and underwriting earnings (loss) for the years ended December 31, are as follows:

	2003	2002	2001
Insurance premiums earned	$624	$8,316	$31,147

Underwriting earnings (loss)	$(36,963)	$(26,144)	$(34,049)

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

DECEMBER 31, 2003 AND 2002

BALANCE SHEETS (Parent Company Only)

(Amounts in thousands except share data)

	2003	2002
ASSETS

Cash and cash equivalents	$2,660	$3,103
Restricted cash equivalents	1,481	—
Surplus note receivable and investment in subsidiary	7,158	44,710
Issue costs on Preferred Securities of AICI Capital Trust	3,131	3,264
Other assets	35	1,198

	$14,465	$52,275

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable and accrued liabilities	$5,781	$5,659
Intercompany payable	4	3,470
Accrued interest on Preferred Securities of AICI Capital Trust	11,165	2,135
Company-obligated mandatorily redeemable Preferred Securities of AICI Capital Trust, holding solely Junior Subordinated Debentures of the Company	94,875	94,875

Total liabilities	111,825	106,139

Stockholders’ equity (deficit):
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.40 par value, 40,000,000 shares authorized; 15,685,473 shares issued	6,274	6,274
Capital in excess of par value	199,660	199,660
Accumulated other comprehensive income, net of tax	517	705
Retained earnings (accumulated deficit)	(273,613)	(230,305)
Treasury stock, at cost, 1,463,591 shares	(29,969)	(29,969)
Contingent stock, 20,396 shares	(229)	(229)

Total stockholders’ equity (deficit)	(97,360)	(53,864)

	$14,465	$52,275

See notes to condensed financial information of Registrant.

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE II - (Continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

STATEMENTS OF OPERATIONS (Parent Company Only)

(Amounts in thousands)

	2003	2002	2001
Revenues:
Net investment income	$76	$1,937	$4,286
Net realized gain	251	—	—

	327	1,937	4,286

Costs and expenses:
General and administrative expenses	1,005	1,433	1,061

Operating profit (loss)	(678)	504	3,225

Other income (expense):
Interest expense	(9,172)	(8,688)	(8,682)
Undistributed share of net loss of subsidiaries	(37,364)	(168,041)	(18,743)
Expense related to multi-year reinsurance agreement	—	(27,500)	—
Dividend income from subsidiaries	3,906	—	9,116
Other income	—	—	4,875

	(42,630)	(204,229)	(13,434)

Loss before income taxes	(43,308)	(203,725)	(10,209)

Income tax expense (benefit):
Current	—	(434)	—
Deferred	(3,448)	(12,055)	(1,140)
Change in valuation allowance	3,448	18,482	—

Net loss	$(43,308)	$(209,718)	$(9,069)

See notes to condensed financial information of Registrant.

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE II - (Continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

STATEMENTS OF CASH FLOWS (Parent Company Only)

(Amounts in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net loss	$(43,308)	$(209,718)	$(9,069)
Adjustments to reconcile net loss from continuing operations to net cash used for operating activities:
Deferred taxes	—	6,427	(1,140)
Undistributed share of net loss of subsidiaries	37,364	168,041	18,743
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables	—	253	653
Payables	5,686	(495)	10,339
Other, net	1,092	1,728	(3,104)

Net cash used for operating activities	834	(33,764)	16,422

Cash flows from investing activities:
Proceeds from sales of investments available-for-sale	—	—	8,162
Proceeds from maturities of investments available-for-sale	—	4,388	—
Purchases of investments available-for-sale	—	—	(8,516)
Proceeds from sale of subsidiary	—	—	10,188
Sale of property and equipment	204	—	—
Contributions to investments in subsidiaries	—	1,434	(29,913)
Change in restricted short-term investments	(1,481)	27,860	5,190

Net cash used for investing activities	(1,277)	33,682	(14,889)

Cash flows from financing activities:
Redemption of common stock	—	(4,163)	—
Proceeds from issuance of common stock	—	69	534

Net cash provided by financing activities	—	(4,094)	534

Net increase (decrease) in cash and cash equivalents	(443)	(4,176)	2,067

Cash and cash equivalents at beginning of year	3,103	7,279	5,212

Cash and cash equivalents at end of year	$2,660	$3,103	$7,279

See notes to condensed financial information of Registrant.

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE II - (Continued)

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Going Concern – There is significant uncertainty as to whether Acceptance Insurance Companies Inc. (“AICI”) will be able to meet its cash flow needs. AICI has deferred interest payments on its Junior Subordinated Debentures, which in turn deferred the interest on the Trust Preferred Securities issued by AICI Capital Trust, as permitted by the trust agreement and indenture, and AICI has disputed or denied payments of certain other liabilities and commitments. Based upon current estimates, management of the Company believes AICI would likely have the ability to meet its cash flow needs through December 31, 2004 assuming the Nebraska Department of Insurance (“NEDOI”) does not obtain an Order of Rehabilitation or Order of Liquidation with respect to Acceptance Insurance Company (“AIC”). There can be no assurances considering the significant uncertainties that exist, that AICI will have the ability to meet its cash flows needs through December 31, 2004. If the NEDOI obtains an Order of Rehabilitation or Order of Liquidation with respect to AIC, the Company believes that it is unlikely that AICI would be able to meet its short-term cash flow needs.

Included in the Net Investment Income is $-0-, $1.4 million and $1.8 million of interest income on surplus notes from subsidiaries for the years ended December 31, 2003, 2002 and 2001, respectively.

Cash payments for interest were $-0-, $6.4 million and $8.5 million during the years ended December 31, 2003, 2002 and 2001, respectively.

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Amounts in thousands)

Column A	Column B	Column C	Column D	Column F	Column H	Column I	Column J	Column K
Segments	Deferred Policy Acquisition Costs	Losses and Loss Adjustment Expenses	Unearned Premiums	Premium Revenue	Insurance Losses and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2003:
Agricultural	$—	$—	$—	$—	$—	$—	$—	$—
Property and Casualty	—	246,279	73	624	30,000	—	7,287	572

Total	$—	$246,279	$73	$624	$30,000	$—	$7,287	$572

2002:
Agricultural	$—	$10,265	$—	$28,789	$38,496	$—	$77,620	$28,789
Property and Casualty	—	284,856	232	8,316	27,630	—	6,829	7,123

Total	$—	$295,121	$232	$37,105	$66,126	$—	$84,449	$35,912

2001:
Agricultural	$—	$244,919	$—	$80,950	$18,588	$—	$52,219	$80,950
Property and Casualty	—	352,473	23,740	31,147	47,151	13,673	4,372	8,948

Total	$—	$597,392	$23,740	$112,097	$65,739	$13,673	$56,591	$89,898

Column E - Not Applicable

Column G - Investment income data is not included as management does not allocate investments by segment.

ACCEPTANCE INSURANCE COMPANIES INC.

SCHEDULE V

VALUATION ACCOUNTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2003	$55,762	$986	$(14)	$56,762
Year ended December 31, 2002	$8,043	$52,453	$4,734	$55,762
Year ended December 31, 2001	$6,281	$2,345	$583	$8,043

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCEPTANCE INSURANCE COMPANIES INC.

By	/s/ John E. Martin	Dated: July 20, 2004
John E. Martin
President and Chief Executive Officer

By	/s/ Gary N. Thompson	Dated: July 20, 2004
Gary N. Thompson
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: July 20, 2004	/s/ Edward W. Elliott, Jr.
Edward W. Elliott, Jr., Director

Dated: July 20, 2004	/s/ John E. Martin
John E. Martin, Chairman and Director

Dated: July 20, 2004	/s/ R. L. Richards
R. L. Richards, Director

Dated: July 20, 2004	/s/ Doug T. Valassis
Doug T. Valassis, Director

ACCEPTANCE INSURANCE COMPANIES INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2003

EXHIBIT INDEX

NUMBER	EXHIBIT DESCRIPTION
3.1	Registrant’s Restated Certificate of Incorporation. Incorporated by reference to Registrant’s Annual Report of Form 10-K for the period ending December 31, 1993, and Amendment thereto, incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1995.

3.2	Restated By-laws of Acceptance Insurance Companies Inc. Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

3.3	Amendment to Restated By-laws of Acceptance Insurance Companies Inc. Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

3.4	Amendment to Restated By-laws of Acceptance Insurance Companies Inc. adopted on June 12, 2003. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

4.3	Form of Preferred Security (included in Exhibit 4.8). Incorporated by reference to Form S-3 Registration No. 33-28749, filed July 29, 1997.

4.4	Form of Guarantee Agreement Between Acceptance Insurance Companies Inc. and Bankers Trust Company. Incorporated by reference to Form S-3 Registration No.33-28749, filed July 29, 1997.

4.5	Form of Junior Subordinated Indentures Between Acceptance Insurance Companies Inc. and Bankers Trust Company. Incorporated by reference to Form S-3 Registration No. 33-28749, filed July 29, 1997.

4.6	Certification of Trust of AICI Capital Trust. Incorporated by reference to Form S-3 Registration No. 33-28749, filed July 29, 1997.

4.7	Trust Agreement between Acceptance Insurance Companies Inc. and Bankers Trust (Delaware). Incorporated by reference to Form S-3 Registration No. 33-28749, filed July 29, 1997.

4.8	Form of Amended and Restated Trust Agreement among Acceptance Insurance Companies Inc., Bankers Trust Company and Bankers Trust (Delaware). Incorporated by reference to Form S-3 Registration No. 33-28749, filed July 29, 1997.

4.9	Form of Stock Certificate representing shares of Acceptance Insurance Companies Inc., Common Stock, $.40 par value. Incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10.1	Intercompany Federal Income Tax Allocation Agreement between Acceptance Insurance Holdings Inc. and its subsidiaries and the Registrant dated April 12, 1990, and related agreements. Incorporated by reference to Exhibit 10i to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 1990.

10.2	Employment Agreement dated April 22, 2003 between the Registrant and John E. Martin. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.3	The Registrant’s 1997 Employee Stock Purchase Plan. Incorporated by reference to the Registrant’s Proxy Statement filed on or about April 29, 1997.

10.4	The Registrant’s Employee Stock Ownership and Tax Deferred Savings Plan as merged, amended and restated effective October 1, 1990. Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1990.

10.5	First Amendment to the Registrant’s Employee Stock Ownership and Tax Deferred Savings Plan. Incorporated by reference to Exhibit 99.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10.6	Second Amendment to the Registrant’s Employee Stock Ownership and Tax Deferred Savings Plan. Incorporated by reference to Exhibit 99.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10.7	The Registrant’s 1996 Incentive Stock Option Plan. Incorporated by reference to the Registrant’s Proxy Statement filed on or about May 3, 1996.

10.8	The Registrant’s 2000 Incentive Stock Option Plan. Incorporated by reference to the Registrant’s Proxy Statement filed on or about May 1, 2000.

10.9	Security Agreement and Letter Loan Agreement between Acceptance Insurance Companies Inc. and Comerica Bank. Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.10	Employment Agreement dated as of April 11, 2003 between the Company and Gary N. Thompson. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.11	The Registrant’s 401(k) Tax Deferred Savings Plan, as amended and restated effective January 1, 2001 (formally known as the Acceptance Insurance Companies Inc. Employee Stock Ownership and Tax Deferred Savings Plan and formally known as the Stoneridge Resources, Inc. Employee Stock Ownership and Tax Deferred Savings Plan). Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

14.1	Code of Ethics

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Report on schedules of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-4 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-4 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.