Form 10-Q
period 2004-03-31
ACCEPTANCE INSURANCE COMPANIES INC
filed 2004-08-16
CIK 74783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7461

For the transition period from              to

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of each class of the Registrant’s common stock outstanding on August 9, 2004 was:

Class of Common Stock	No. of Shares Outstanding
Common Stock, $.40 Par Value	14,221,882

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

The Registrant did not obtain a review of the unaudited interim financial statements included in this Form 10-Q by an independent registered public accounting firm, although that review is required by Form 10-Q, because the Registrant has not yet engaged an independent registered public accounting firm for 2004.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (dollars in thousands except share data)

	March 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents - parent company	$2,198	$2,660
Restricted cash equivalents	1,430	1,481
Issue costs of Junior Subordinated Debentures	3,098	3,131
Investment in common stock of AICI Capital Trust holding solely Junior Subordinated Notes	3,353	3,279
Other assets	340	35

	10,419	10,586

Insurance operations:
Investments:
Fixed maturities available-for-sale, at fair value	75,174	74,340
Marketable equity securities available-for-sale, at fair value	623	1,053
Real estate	1,112	1,654

	76,909	77,047
Cash and cash equivalents	21,364	27,583
Receivables, net	27,555	29,719
Reinsurance recoverable on unpaid losses and loss adjustment expenses	131,886	136,527
Prepaid reinsurance premiums	48	59
Property and equipment, net of accumulated depreciation	741	907
Other assets	802	182

Insurance operations	259,305	272,024

Total assets	$269,724	$282,610

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable and accrued liabilities	$5,772	$5,781
Accrued interest on Junior Subordinated Debentures	13,970	11,510
Junior Subordinated Debentures	97,809	97,809

	117,551	115,100

Insurance operations:
Losses and loss adjustment expenses	235,191	246,279
Unearned premiums	59	73
Accounts payable and accrued liabilities	15,936	18,518

Insurance operations	251,186	264,870

Total liabilities	368,737	379,970

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.40 par value, 40,000,000 shares authorized; 15,685,473 shares issued	6,274	6,274
Capital in excess of par value	199,660	199,660
Accumulated other comprehensive income, net of tax	506	517
Accumulated deficit	(275,255)	(273,613)
Treasury stock, at cost, 1,463,591 shares	(29,969)	(29,969)
Contingent stock, 20,396 shares	(229)	(229)

Total stockholders’ equity (deficit)	(99,013)	(97,360)

Total liabilities and stockholders’ equity (deficit)	$269,724	$282,610

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003 (As Restated - See Note 2)
Revenues:
Net investment income	$78	$78
Net realized capital gains	—	334

	78	412

Insurance operations:
Premiums earned	139	441
Net investment income	516	984
Net realized capital gains	895	120

	1,550	1,545

	1,628	1,957

Costs and expenses:
General and administrative expenses	203	236

Insurance operations:
Losses and loss adjustment expenses	—	692
Expenses	574	2,324

	574	3,016

	777	3,252

Operating income (loss)	851	(1,295)

Interest expense	(2,493)	(2,285)

Loss before income taxes	(1,642)	(3,580)

Income tax expense (benefit):
Current	—	—
Deferred	—	—

	—	—

Net loss	$(1,642)	$(3,580)

Basic and diluted loss per share	$(0.12)	$(0.25)

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003 (As Restated - See Note 2)
Cash flows from operating activities:
Net loss	$(1,642)	$(3,580)
Adjustments to reconcile net loss to net cash from operating activities	(5,912)	(19,867)

Net cash from operating activities	(7,554)	(23,447)

Cash flows from investing activities:
Proceeds from sales of investments available-for-sale	3,170	30,448
Proceeds from maturities of investments available-for-sale	14,165	3,880
Proceeds from sales of real estate	1,284	—
Purchases of investments available-for-sale	(17,914)	—
Change in restricted cash and cash equivalents	51	—
Other, net	117	1,442

Net cash from investing activities	873	35,770

Net increase (decrease) in cash and cash equivalents	(6,681)	12,323

Cash and cash equivalents at beginning of period	30,243	20,048

Cash and cash equivalents at end of period *	$23,562	$32,371

* Cash and cash equivalents at end of period are comprised of the following:
Parent company	$2,198	$2,860
Insurance operations	21,364	29,511

	$23,562	$32,371

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Columnar Amounts in Thousands Except Per Share Data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations – Acceptance Insurance Companies Inc. and subsidiaries (collectively the “Company”) has been a provider of property and casualty insurance (“Property and Casualty Segment”).

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

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, including Acceptance Insurance Company (“AIC”). All significant intercompany transactions have been eliminated. AIC has been reflected in the consolidated financial statements under the caption “Insurance Operations”.

Basis of Presentation – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company had a stockholders’ deficit of approximately $99.0 million and $97.4 million at March 31, 2004 and December 31, 2003, respectively. These factors among others indicate that there is substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Additionally, the National Association of Insurance Commissioners has established risk-based capital (“RBC”) standards to measure the acceptable level of capital an insurer should maintain. As of March 31, 2004 and December 31, 2003, AIC, the Company’s only remaining insurance subsidiary, had negative statutory surplus resulting in RBC at a mandatory control level and is under an administrative Order of Supervision by the Nebraska Department of Insurance (“NEDOI”). AIC is no longer authorized to write new or renewal business and may not perform other activities beyond the routine conduct of its runoff business. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, the attainment of management’s plans as discussed below and no further regulatory action by the NEDOI.

At this time, there can be no assurance as to what actions, if any, the NEDOI will take in connection with the varying estimates of the Company’s reserves and any further changes in estimates, if any. If the NEDOI does take action there can be no assurance as to when it may do so or how long it may take to complete any such action.

The NEDOI Director (“Director”) currently has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC. The Company believes that an Order of Rehabilitation would have a significant negative impact on the Company and that an Order of Liquidation would have a material adverse effect on the Company. If the NEDOI seeks and obtains an Order of Rehabilitation or Order of Liquidation, the Company will decide to take the course of action that is in the best interests of the Company based on all relevant factors. The Company believes that its possible options will range from no action to filing bankruptcy depending on what type of order, if any, is sought and obtained by the NEDOI, what actions the NEDOI takes pursuant to any such order and all other factors relevant to taking the actions that are in the best interests of the Company. The filing of a bankruptcy proceeding would constitute an event of default under the trust agreement for the Junior Subordinated Debentures and Trust Preferred Securities (See Note 3).

Additionally, there is significant uncertainty as to whether AIC will be able to meet its future cash flow needs. A major portion of AIC’s investments are pledged (See Note 7) and AIC’s ability to meet its cash flow needs will be highly dependent upon AIC’s ability to get significant amounts of pledged funds released. Additionally, AIC’s cash flows are significantly impacted by any changes in the expected payout of insurance losses and loss adjustment expenses. AIC’s ability to meet its cash flow needs is also dependent upon the timely recovery of reinsurance balances, including the favorable resolution of balances currently in dispute (See Note 5). Based upon current estimates, management of the Company believes AIC would likely have the ability to meet its cash flow needs through March 31, 2005 assuming the NEDOI does not obtain an Order of Rehabilitation or Order of Liquidation with respect to AIC. There can be no assurances considering the significant uncertainties that exist, that AIC will have the ability to meet its cash flow needs through March 31, 2005.

There is also significant uncertainty as to whether Acceptance Insurance Companies Inc. (“AICI”) will be able to meet its cash flow needs. AICI has deferred interest payments on its Junior Subordinated Debentures (See Note 3), which in turn deferred the interest on the Trust Preferred Securities issued by AICI Capital Trust, as permitted by the trust agreement and indenture, and AICI has disputed or denied payments of certain other liabilities and commitments. Based upon current estimates, management of the Company believes AICI would likely have the ability to meet its cash flow needs through March 31, 2005 assuming the NEDOI does not obtain an Order of Rehabilitation or Order of Liquidation with respect to AIC. There can be no assurances considering the significant uncertainties that exist, that AICI will have the ability to meet its cash flow needs through March 31, 2005. If the NEDOI obtains an Order of Rehabilitation or Order of Liquidation with respect to AIC, the Company believes that it is unlikely that AICI would be able to meet its short-term cash flow needs.

Management has not adopted or contemplated to adopt a plan of liquidation; however, management may contemplate or adopt such strategies that are believed to be in the best interests of the Company which strategy could include a bankruptcy filing in liquidation or reorganization. Management’s current short-term business plan can be summarized as follows:

(a)	minimize payments of losses and loss adjustment expenses;

(b)	effectively manage the collection of reinsurance balances;

(c)	maintain adequate liquidity to meet cash needs;

(d)	reduce expenses required to manage the run-off of the property and casualty operations; and

(e)	preserve and, if possible, enhance Company assets.

Unless these current short-term strategies are successful, the Company will not have the ability to implement any longer term strategies. The total focus continues to be on successfully accomplishing the above short-term strategies. If the Company is able to meet these short-term objectives, management may consider several strategies. These strategies may include commutation of reinsurance treaties, loss portfolio transfers, unwinding of trust balances and related items, sale of active and/or shell subsidiaries or other assets and other options that may be available. The Company may be required to accomplish certain of these strategies to meet its short-term and long-term objectives. At this time, management is unable to determine if any of these strategies will be available and if so, under acceptable terms to both the Company and the NEDOI. As such, it is uncertain if the Company can achieve its short-term or long-term objectives.

Even if the Company is able to meet these short-term objectives, management believes it is unlikely the Company will be able to make its interest payments on the Junior Subordinated Debentures which have been deferred until no later than September 30, 2007 (See Note 3).

Recent Statements of Financial Accounting Standards – In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which the Company adopted in 2003 with no impact to the consolidated financial statements. In December 2003, the FASB revised FIN No. 46 (“FIN 46R”) and deferred its adoption for variable interest entities (“VIEs”) that meet certain criteria until the first quarter of 2004. FIN 46R clarified the definition of a variable interest such that only the holder of a variable interest can ever be the VIE’s primary beneficiary. Only primary beneficiaries are permitted to consolidate VIEs. Therefore, FIN 46R does not permit consolidation of VIEs in which a company has voting control but is not the primary beneficiary. The AICI Capital Trust that is liable for the Company’s Trust Preferred Securities meets the definition of a VIE. Under FIN 46R, the Company is not the primary beneficiary in the AICI Capital Trust. For this reason, the Company may no longer consolidate the AICI Capital Trust, even though the Company is the sole owner of the voting equity of these entities.

With the adoption of FIN No. 46R, effective January 1, 2004, prior periods were restated for comparability. The effect of adoption was to increase the Company’s long-term debt and accrued interest by approximately $3.3 million with a corresponding increase in the investment in common stock of AICI Capital Trust of an equal amount. In addition, investment income and interest expense were increased by approximately $74,000 and $68,000 for the three months ended March 31, 2004, and 2003, respectively.

Reclassifications – Certain prior period amounts have been reclassified to conform with the current period presentation.

2.	RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s March 31, 2003 consolidated financial statements, the Company determined that SFAS No. 144 was not properly applied to the March 31, 2003 consolidated financial statement presentation. The accounting policy the Company previously used classified the Company’s property and casualty operations as discontinued operations due to its inability to write new business under the Order of Supervision.

Under the provisions of SFAS No. 144 a component of an entity is deemed to be disposed of if both of the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. EITF Topic No. D-104, Clarification of Transition Guidance in Paragraph 51 of FASB Statement No. 144 clarifies that when “a component of an entity will be abandoned through the liquidation or run-off of operations, that component should not be reported as a discontinued operation in accordance with FASB 144 until all operations, including run-off operations, cease.” The Company originally concluded that the Property and Casualty Segment had been discontinued when the NEDOI placed AIC in supervision. Although the Company is no longer writing property and casualty insurance policies, managing the run-off of the liabilities resulting from that business has been determined to be a continuing operation of the Company under SFAS No. 144 until all such run-off ceases. Therefore, the Company’s consolidated financial statements for March 31, 2003 have been restated from amounts previously reported to reflect the property and casualty operations as continuing operations of the Company.

Additionally, subsequent to the issuance of the March 31, 2003 financial statements, the Company determined that the consolidated statements of cash flows did not include cash flows from discontinued operations. The March 31, 2003 consolidated cash flows previously reported solely reflected cash flows from continuing operations.

A summary of the significant effects of the restatement is as follows:

Consolidated Statement of Operations

	March 31, 2003
	As Previously Reported	As Restated
Insurance premiums earned	$—	$441
Net investment income	—	984
Net realized capital gains (losses)	—	120
Insurance losses and loss adjustment expenses	—	692
Insurance expenses	—	2,324
Operating income (loss)	108	(1,295)
Loss before income taxes and discontinued operations	(2,109)	(3,580)
Income (loss) from discontinued operations, net of tax	(1,471)	—
Net loss	(3,580)	(3,580)
Income (loss) per share:
Loss from continuing operations	(0.15)	(0.25)
Income (loss) from discontinued operations	(0.10)	—
Net loss	(0.25)	(0.25)

Consolidated Statement of Cash Flows

	March 31, 2003
	As Previously Reported	As Restated
Net cash from operating activities	$(447)	$(23,447)
Net cash from investing activities	204	35,770
Net cash from financing activities	—	—

Net increase (decrease) in cash and cash equivalents	(243)	12,323

Cash and cash equivalents at beginning of year	3,103	20,048

Cash and cash equivalents at end of year	$2,860	$32,371

The restatement of the consolidated statement of operations had no impact to the previously reported net loss and there was no impact to the previously reported stockholders’ equity. Certain other reclassifications of the prior year’s financial statements were made to conform to the 2004 presentation.

3.	JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

In August 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the “Issuer Trust”) issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). The Company owns all of the common securities (the “Common Securities”) of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust’s assets. The assets of the Issuer Trust consist solely of the Company’s 9% Junior Subordinated Debentures due in 2027, which were issued in August 1997 in an amount equal to the total of the Preferred Securities and the Common Securities. Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default. The issue costs on the Junior Subordinated Debentures are being amortized over the term of the debt.

Effective January 1, 2004, the Company adopted FIN 46R. FIN 46R required the Company to deconsolidate the AICI Capital Trust. As a result of the adoption of FIN 46R, the Company now reports $97.8 million of the Company’s Junior Subordinated Debentures, which were issued to the AICI Capital Trust, on its consolidated balance sheet. The effect of the adoption increased the Company’s long-term debt by approximately $2.9 million. Additionally, investment income and interest expense were increased by approximately $68,000 for the three months ended March 31, 2003.

Effective November 18, 2002, the Company elected to defer payment of interest on its Junior Subordinated Debentures, as permitted by the trust agreement and indenture, beginning with the interest payment date on December 31, 2002 until not later than September 30, 2007. The interest payments on the Preferred Securities will be deferred for a corresponding period. As of March 31, 2004 approximately $14.0 million of accrued interest had been deferred. See Note 1 regarding management’s expectations regarding the Company’s ability to pay such interest payments.

4.	INSURANCE OPERATIONS - INVESTMENTS

The amortized cost and related estimated fair values of investments in the accompanying consolidated balance sheets are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2004:
Fixed maturities available-for-sale:
U.S. Treasury and government securities	$56,948	$506	$35	$57,419
Other debt securities	17,608	192	45	17,755

	$74,556	$698	$80	$75,174

Marketable equity securities - common stock	$735	$—	$112	$623

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2003:
Fixed maturities available-for-sale:
U.S. Treasury and government securities	$57,969	$376	$25	$58,320
Other debt securities	15,770	253	3	16,020

	$73,739	$629	$28	$74,340

Marketable equity securities - common stock	$1,137	$15	$99	$1,053

The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, at March 31, 2004:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities available-for-sale:
U.S. Treasury and government securities	$6,256	$35	$—	$—	$6,256	$35
Other debt securities	955	45	—	—	955	45

	7,211	80	—	—	7,211	80
Marketable equity securities - common stock	—	—	622	112	622	112

Total temporarily impaired securities	$7,211	$80	$622	$112	$7,833	$192

Management has reviewed these securities and the related unrealized losses and believes these are not other-than-temporarily impaired. The unrealized losses on marketable equity securities – common stock relates to three investments and the aggregate fair value of these securities has increased by approximately 52% from March 31, 2003 to March 31, 2004 resulting in a decrease in unrealized losses of approximately $213,000.

As required by insurance regulatory laws, certain fixed maturities with an estimated fair value of approximately $7.6 million at March 31, 2004 were deposited in trust with regulatory agencies. Additionally, at March 31, 2004, approximately $43.3 million of fixed maturities available-for-sale and $248,000 of cash equivalents were pledged to Clarendon National Insurance Company (“Clarendon”) to secure the Company’s obligations under reinsurance agreements and approximately $12.0 million of fixed maturities available-for-sale and $66,000 of cash equivalents were pledged to McM Corporation (“McM”) to secure the Company’s net obligations under the reinsurance agreements (See Note 7).

5.	INSURANCE OPERATIONS – REINSURANCE

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

The Company reinsures certain portions of the Company’s business issued by Clarendon, Redland Insurance Company (“Redland”), Acceptance Indemnity Insurance Company (“AIIC”) and Acceptance Casualty Insurance Company (“ACIC”). Under these reinsurance agreements, the Company assumed business after Clarendon, Redland, AIIC, and ACIC cessions to outside reinsurers (See Note 7). However, the Company is contingently liable for any uncollectible amounts due from these outside reinsurers related to business produced and managed by the Company.

At December 31, 2003, PMA Reinsurance Group (“PMA”) accounts for approximately 13% of the Company’s outstanding reinsurance recoverables and reinsurance balances for which the Company is contingently liable (collectively “Total Reinsurance Balances”). PMA had its financial strength lowered by A.M. Best from A- (Excellent) to B++ (Very Good) in the fourth quarter of 2003. As of December 31, 2003 the Company has outstanding reinsurance recoverables from PMA of approximately $26.1 million and is contingently liable for AIIC and Redland reinsurance recoverables from PMA totaling approximately $9.0 million. With the exception of outstanding questions related to specific claims, as of March 31, 2004 PMA continues to make regular payments to the Company for reinsurance billings and accordingly, no specific allowances for doubtful accounts or liability has been established for these balances.

At December 31, 2003, Gerling Global Reinsurance Corp. (“Gerling”) accounts for approximately 13% of the Total Reinsurance Balances. Gerling had its financial strength rating lowered by A.M. Best from A- (Excellent) to B- (Fair) during the fourth quarter of 2002. In January 2003, in response to a request from Gerling’s parent to withdraw from the rating process, A.M. Best withdrew its financial strength rating of B- and assigned Gerling and its parent an NR-3 rating (Rating Procedure Inapplicable). As of December 31, 2003 the Company has outstanding reinsurance recoverables from Gerling of approximately $35.1 million and is contingently liable for AIIC and Redland reinsurance recoverables from Gerling totaling approximately $1.7 million. As of March 31, 2004 Gerling continues to make regular payments to the Company for reinsurance billings and accordingly, no specific allowance for doubtful accounts or liability has been established for these balances.

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

6.	INSURANCE OPERATIONS – REGULATORY MATTERS

As of March 31, 2004 and December 31, 2003, the only remaining consolidated insurance company of AICI is AIC. The Director entered an administrative Order of Supervision with respect to AIC on December 20, 2002 and AIC is currently operating pursuant to that Order. AIC’s total statutory policyholders’ deficit was approximately $59.6 million and $61.3 million as of March 31, 2004 and December 31, 2003. The statutory deficit at March 31, 2004 and December 31, 2003 was significantly impacted by the non-admission under statutory accounting principles of pledged investments totaling approximately $55.1 million and $57.5 million, respectively (See Note 7).

The National Association of Insurance Commissioners has established risk-based capital (“RBC”) standards. RBC standards are designed to measure the acceptable level of capital an insurer should have, based on the inherent and specific risks of each insurer. As of March 31, 2004 and December 31, 2003, AIC had negative statutory surplus, resulting in a RBC at the mandatory control level. Under the mandatory control level, the Director may take such actions as necessary to place AIC under regulatory control under the Nebraska Insurers Supervision, Rehabilitation, and Liquidation Act. Since AIC is currently in run-off, the Director is permitted to allow AIC to continue its run-off under supervision of the NEDOI. While AIC is currently in supervision, the Director has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC. The Company believes that an Order of Rehabilitation would have a significant negative impact on the Company and that an Order of Liquidation would have a material adverse effect on the Company (See Note 1).

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

7.	INSURANCE OPERATIONS – SALE OF SUBSIDIARIES AND PROPERTY AND CASUALTY BUSINESS AND RELATED GUARANTEES

The Company sold its wholly owned subsidiary, Redland, to Clarendon effective as of July 1, 2000. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries, to a wholly owned subsidiary of Acceptance Insurance Companies Inc. The transaction included the appointment of other Company subsidiaries as a producer and administrator for the business the Company wrote through Clarendon and Redland. The Company also reinsures certain portions of the Company’s business issued by Clarendon and Redland. At March 31, 2004, approximately $43.3 million of fixed maturities available-for-sale and $248,000 of cash equivalents were placed in a trust and pledged to Clarendon to secure the Company’s obligations under reinsurance agreements. Under these reinsurance agreements, the Company assumed business from Clarendon and Redland after cessions to outside reinsurers (“Clarendon Reinsurers”). At March 31, 2004, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers, totaled approximately $77 million (See Note 5). The Company is contingently liable for any uncollectible amounts due from Clarendon Reinsurers related to this business.

The amounts pledged to Clarendon were used to secure the issuance of a $20.6 million Redland letter of credit to the California Department of Insurance related to bond requirements resulting from the Company’s workers’ compensation business written on Redland paper (“Bond Requirements”).

As of July 1, 2001, the Company sold two wholly owned insurance companies to McM. The two companies, AIIC and ACIC, underwrote primarily property and casualty insurance. The Company reinsures certain portions of the Company’s business issued by AIIC and ACIC. As of March 31, 2004 approximately $12.0 million of fixed maturities available-for-sale and $66,000 of cash equivalents were placed in a trust and pledged to McM to secure the Company’s net obligations under the reinsurance agreements. Under these reinsurance agreements, the Company assumed business from AIIC and ACIC after cessions to outside reinsurers (“AIIC Reinsurers”). At March 31, 2004, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers, totaled approximately $25 million (See Note 5). The Company is contingently liable for any uncollectible amounts due from AIIC Reinsurers related to this business.

The Company’s off-balance sheet obligations for the Clarendon and AIIC Reinsurers total approximately $102 million. The Company has guaranteed the performance of these Clarendon and AIIC Reinsurers. If these Clarendon and AIIC Reinsurers do not meet their obligations, whether or not due to their ability or willingness to pay, the Company will be obligated. The timing for the reinsurers’ performance of these obligations is currently not known and the amounts will become due from the reinsurers as the underlying direct claim payments are made. Additionally, the $102 million is an estimate of unpaid ceded losses and loss adjustment expenses on Redland, Clarendon, AIIC and ACIC, and are subject to considerable estimation judgment due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years.

8.	NET LOSS PER SHARE

The net loss per basic and diluted share for the three months ended March 31, 2004 and 2003 were as follows:

	2004	2003
Net loss	$(1,642)	$(3,580)

Weighted average common shares outstanding	14,201	14,201

Basic and diluted loss per share:	$(0.12)	$(0.25)

Stock options were not included in the above calculations for the three months ended March 31, 2004 and 2003 due to their antidilutive nature.

9.	OTHER COMPREHENSIVE INCOME

Other comprehensive income determined in accordance with SFAS No. 130 for the three months ended March 31, 2004 and 2003 are as follows:

	2004	2003
Net loss	$(1,642)	$(3,580)
Unrealized holding gains (losses) of investments, net of reclassification adjustment	(11)	23
Income tax expense (benefit)	—	—

	(11)	23

Other comprehensive loss	$(1,653)	$(3,557)

10.	STOCK-BASED COMPENSATION

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

	2004	2003
Net loss:
As reported	$(1,642)	$(3,580)
Fair value based method compensation expense, net of tax	57	150

Pro forma	$(1,699)	$(3,730)

Net loss per share:
As reported	$(0.12)	$(0.25)
Pro forma	(0.12)	(0.26)

The difference between the net loss, as reported, and the pro forma net loss relates to total stock-based employee compensation expense determined under the fair value based method.

11.	EMPLOYEE BENEFITS AND INCENTIVES

The Company expects to incur a total of approximately $1.1 million of employee termination benefits related to 27 employees, comprised primarily of retention and severance amounts. Approximately $107,000 and $179,000 of employee termination benefits have been expensed in insurance operations – insurance expenses during the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2004 approximately $133,000 of termination benefits were paid and as of March 31, 2004 the Company has an accrued liability of approximately $528,000.

In order to induce employees of AIC to remain in the employment of AIC, AICI has agreed to pay each employee a retention bonus in the event AIC would be unable to meet this obligation. Additionally, AICI has agreed to guarantee certain amounts due under employment agreements with the Chief Executive Officer and Chief Financial Officer. During the second quarter of 2003, AICI agreed to guarantee these obligations under the retention and employment agreements by establishing an appropriate trust with a bank whereby the amount of such guarantees, totaling approximately $1.1 million, have been deposited in such trust account. The amounts held in the trust account at March 31, 2004, totaling approximately $1.0 million, are presented as restricted cash equivalents on the Company’s consolidated balance sheet.

During the second quarter of 2003, the Company established an incentive bonus plan. The purpose of the incentive bonus plan is to protect and enhance the interest of creditors and stockholders by providing all employees with meaningful incentives. The incentive bonus plan establishes that up to 20% of an incentive bonus pool, determined based upon value added criteria detailed in the agreement, would be allocated and paid to employees based upon established allocation percentages. As of March 31, 2004, the criteria established within the agreement have not been met and the Company is unable to estimate any amounts that may become due and, as such, no amounts have been accrued.

12.	LEGAL PROCEEDINGS

Class Action Complaint

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

On August 6, 2001, the Magistrate Judge granted Plaintiffs’ Motion for Class Certification. Plaintiffs’ fact discovery was concluded July 31, 2002 in accordance with a schedule established by the Court. On September 16, 2002 Plaintiffs sought the Court’s permission to reinstate certain previously dismissed claims under Section 11 and 15 of the Securities Act. The Court denied Plaintiffs’ request in its entirety on February 27, 2003. The Company filed a motion to decertify the class and a motion for summary judgment. On March 31, 2004, the Court granted the defendants’ motion for summary judgment in full, dismissing all of the plaintiffs’ remaining claims against all of the remaining defendants, and denied all other pending motions as moot. The plaintiffs have appealed the Court’s decision.

The Company intends to continue vigorously contesting this action and believes Plaintiffs’ allegations are without merit. Nevertheless, the ultimate outcome of this action cannot be predicted at this time and the Company currently is unable to determine the potential effect of this litigation on its consolidated financial position, results of operations or cash flows.

Takings Claim

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

Granite Re Action

On April 15, 2004, Granite Reinsurance Company, LTD. (“Granite Re”) filed an action against the Company in the United States District Court for the Southern District of Indiana styled Granite Reinsurance Company, Ltd. v. Acceptance Insurance Companies, Inc., (S.D. Indiana, Case. No. 1:04-cv-0670-SEB-VSS) (the “Granite Re Action”). In the Granite Re Action, Granite Re alleges the Company breached certain alleged obligations under a reinsurance treaty entered into between the parties on June 6, 2001. Specifically, Granite Re alleges the Company breached an alleged obligation to pay Granite Re $3.0 million annually for a three year period, or a total of $9.0 million, for reinsurance. The Company filed a timely motion to dismiss the complaint in the Granite Re Action arguing Granite Re filed the complaint in the wrong forum. Granite Re has yet to respond to the motion. The Company expects to vigorously defend the Granite Re Action. The ultimate outcome of this action cannot be predicted at this time and the Company currently is unable to determine the potential effect of this litigation on its financial position, results of operations or cash flows.

Buchanan Action

In July 2004, P. Thompson Buchanan, the former President and a 40% shareholder of USAG Insurance Services, Inc., a Texas corporation 60% owned by Growers, filed an Original Petition in the District Court, Lubbock County, Texas against the Company, Growers and certain officers and directors of the Company styled Buchanan v. Martin, et al., No. 2004-527 (District Court, Lubbock County, Texas). In the Original Petition, Buchanan alleges he suffered damage because he allegedly was wrongfully terminated from his employment and not paid a severance. Mr. Buchanan further alleges he suffered a business loss as a result of alleged misrepresentations and other alleged misconduct. Mr. Buchanan claims losses in an amount not less than $13,000,000. The Company has engaged counsel and intends to vigorously defend this proceeding. The ultimate outcome of this action cannot be predicted at this time and the Company currently is unable to determine the potential effect of this litigation on its financial position, results of operations or cash flows.

13.	COMMITMENTS AND CONTINGENCIES

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

Overview

Acceptance Insurance Companies Inc.’s (“AICI”) tangible assets are comprised of approximately $2.2 million in cash and cash equivalents and $1.4 million of restricted cash equivalents. Additionally, AICI has an investment in its subsidiary, Acceptance Insurance Company (“AIC”). AICI may also benefit from proceeds, if any, related to its complaint against the United States of America (See Part II Other Information, Item 1. “Legal Proceedings”) and proceeds, if any, related to the sale of any of its shell subsidiaries or other assets. AICI’s short-term strategy is to reduce expenses and maintain adequate short-term liquidity while preserving and, if possible, enhancing assets. There is significant uncertainty as to whether or not AICI will be able to achieve the objectives under its short-term strategy. If AICI is unable to achieve these objectives or believes that other strategies or objectives are in the best interest of the Company, the Company will decide to take the course of action that is in the best interests of the Company based upon all relevant factors, which action may include filing bankruptcy either in liquidation or reorganization.

AICI currently does not have access to the assets of its wholly owned subsidiary, AIC. AIC is regulated by the Nebraska Department of Insurance (“NEDOI”). The NEDOI Director (“Director”) entered an administrative Order of Supervision with respect to AIC on December 20, 2002 and AIC currently is operating pursuant to that Order. AIC’s total statutory policyholders’ deficit was approximately $59.6 million at March 31, 2004.

The Company’s short-term strategy related to AIC is to minimize payments of losses and loss adjustment expenses, effectively manage the collection of reinsurance balances, maintain adequate short-term liquidity and reduce expenses. There is significant uncertainty as to whether or not AIC will be able to achieve the objectives under its short-term strategy. If AIC is unable to achieve these objectives, the Company believes that the Director may increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation. Even if AIC achieves these objectives, the Director currently has the authority to increase regulatory control of AIC. The Company believes that an Order of Rehabilitation would have a significant negative impact on the Company and that an Order of Liquidation would have a material adverse effect on the Company.

If the Company is able to meet these short-term objectives, the Company may consider several strategies. These strategies may include commutation of reinsurance treaties, loss portfolio transfers, unwinding of trust balances and related items, sale of active and/or shell subsidiaries or other assets and other options that may be available. The Company may be required to accomplish certain of these strategies to meet its short-term and long-term objectives. At this time, the Company is unable to determine if any of these strategies will be available and if so, under acceptable terms to both the Company and the NEDOI. As such, it is uncertain if the Company can achieve its short-term or long-term objectives.

Restatement and Reclassification of Financial Statements

Subsequent to the issuance of the Company’s March 31, 2003 consolidated financial statements, the Company determined that SFAS No. 144 was not properly applied to the March 31, 2003 consolidated financial statement presentation. The accounting policy the Company previously used classified the Company’s property and casualty operations as discontinued operations due to its inability to write new business under the Order of Supervision.

Under the provisions of SFAS No. 144 a component of an entity is deemed to be disposed of if both of the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. EITF Topic No. D-104, Clarification of Transition Guidance in Paragraph 51 of FASB Statement No. 144 clarifies that when “a component of an entity will be abandoned through the liquidation or run-off of operations, that component should not be reported as a discontinued operation in accordance with FASB 144 until all operations, including run-off operations, cease.” The Company originally concluded that the Property and Casualty Segment had been discontinued when the NEDOI placed AIC in supervision. Although the Company is no longer writing property and casualty insurance policies, managing the run-off of the liabilities resulting from that business has been determined to be a continuing operation of the Company under SFAS No. 144 until all such run-off ceases. Therefore, the Company’s consolidated financial statements for March 31, 2003 have been restated from amounts previously reported to reflect the property and casualty operations as continuing operations of the Company.

Additionally, subsequent to the issuance of the March 31, 2003 financial statements, the Company determined that the consolidated statements of cash flows did not include cash flows from discontinued operations. The March 31, 2003 consolidated cash flows previously reported solely reflected cash flows from continuing operations.

The restatement of the consolidated statement of operations had no impact to the previously reported net loss and there was no impact to the previously reported stockholders’ equity. Certain other reclassifications of the prior year’s financial statements were made to conform to the 2004 presentation.

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

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, as of March 31, 2004 and December 31, 2003, the Company had a stockholders’ deficit of approximately $99.0 million and $97.4 million, respectively.

Additionally, the National Association of Insurance Commissioners has established risk-based capital (“RBC”) standards to measure the acceptable level of capital an insurer should maintain. As of March 31, 2004 and December 31, 2003, AIC, the Company’s only remaining insurance subsidiary, had negative statutory surplus resulting in risk based capital at a mandatory control level and is under an administrative Order of Supervision by the NEDOI. AIC is no longer authorized to write new or renewal business and may not perform other activities beyond the routine conduct of its runoff business. These factors among others indicate that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Additionally, there is significant uncertainty as to whether AIC will be able to meet its future cash flow needs. A major portion of AIC’s investments are pledged and AIC’s ability to meet its cash flow needs will be highly dependent upon AIC’s ability to get significant amounts of pledged funds released. Additionally, AIC’s cash flows are significantly impacted by any changes in the expected payout of insurance losses and loss adjustment expenses. AIC’s ability to meet its cash flow needs is also dependent upon the timely recovery of reinsurance balances, including the favorable resolution of balances currently in dispute. Based upon current estimates management of the Company believes AIC would likely have the ability to meet its cash flow needs through March 31, 2005 assuming the NEDOI does not obtain an Order of Rehabilitation or Order of Liquidation with respect to AIC. There can be no assurances considering the significant uncertainties that exist that AIC will have the ability to meet its cash flow needs through March 31, 2005.

There is also significant uncertainty as to whether Acceptance Insurance Companies Inc. (“AICI”) will be able to meet its cash flow needs. AICI has deferred interest payments on its Junior Subordinated Debentures, which in turn deferred the interest on the Trust Preferred Securities issued by AICI Capital Trust, as permitted by the trust agreement and indenture, and AICI has disputed or denied payments of certain other liabilities and commitments. Based upon current estimates management of the Company believes AICI would likely have the ability to meet its cash flow needs through March 31, 2005 assuming the NEDOI does not obtain an Order of Rehabilitation or Order of Liquidation with respect to AIC. There can be no assurances considering the significant uncertainties that exist, that AICI will have the ability to meet its cash flow needs through March 31, 2005. It is unlikely that AICI will be able to meet its long-term cash flow needs if either its short-term or long-term strategies are unsuccessful. If AICI is not able to meet its cash flow needs in the future, the Company will decide to take the course of action that is in the best interests of the Company based upon all relevant factors, which action may include filing bankruptcy. Additionally, if the NEDOI obtains an Order of Rehabilitation or Order of Liquidation with respect to AIC, the Company believes that it is unlikely that AICI would be able to meet its cash flow needs.

Management has not adopted or contemplated to adopt a plan of liquidation; however, management may contemplate or adopt such strategies that are believed to be in the best interests of the Company which strategy could include a bankruptcy filing in liquidation or reorganization. Management’s current short-term business plan can be summarized as follows:

a)	minimize payments of losses and loss adjustment expenses;

b)	effectively manage the collection of reinsurance balances;

c)	maintain adequate liquidity to meet cash needs;

d)	reduce expenses required to manage the run-off of the property and casualty operations; and

e)	preserve and, if possible, enhance Company assets.

Unless these current short-term strategies are successful, the Company will not have the ability to implement any longer term strategies. The total focus continues to be on successfully accomplishing the above short-term strategies. If the Company is able to meet these short-term objectives, management may consider several strategies. These strategies may include commutation of reinsurance treaties, loss portfolio transfers, unwinding of trust balances and related items, sale of active and/or shell subsidiaries or other assets and other options that may be available. The Company may be required to accomplish certain of these strategies to meet its short-term or long-term objectives. At this time, management is unable to determine if any of these strategies will be available and if so, under acceptable terms to both the Company and the NEDOI. As such, it is uncertain if the Company can achieve either its short-term or long-term objectives.

Even if the Company is able to meet these objectives, management believes it is unlikely the Company will be able to make its interest payments on the Preferred Securities which have been deferred until no later than September 30, 2007.

Forward-looking information set forth herein does not take into account any impact from the various factors noted above which may affect future results.

Results of Operations

Three Months Ended March 31, 2004

Compared to Three Months Ended March 31, 2003

The Company’s net loss decreased to $1.6 million, or $0.12 per share, for the three months ended March 31, 2004 from $3.6 million, or $0.25 per share, for the three months ended March 31, 2003.

The Company’s revenue decreased from $2.0 million during the three months ended March 31, 2003 to $1.6 million during the three months ended March 31, 2004. The decline in revenues was primarily due to a $302,000 decrease in premiums earned, a $468,000 decrease in total net investment income partially offset by a $441,000 increase in total net realized capital gains. The premiums earned and net investment income of the insurance operations continue to decline as the Company continues to manage the run-off of its property and casualty operations.

During the first quarter of 2003, the Company sold its office building and certain contents in Council Bluffs, Iowa. The proceeds included approximately $204,000 of cash and a note receivable with a fair value of approximately $1.3 million and the sale resulted in a gain of approximately $334,000. During the first quarter of 2004, the Company sold Florida real estate for approximately $1.3 million of cash, realizing capital gains of approximately $742,000 in its insurance operations.

The Company’s total costs and expenses decreased from $3.3 million for the three months ended March 31, 2003 to $777,000 for the three months ended March 31, 2004. The results for the first quarter of 2003 included a reserve strengthening of approximately $692,000, primarily for auto liability claims. Additionally, expenses in the insurance operations declined as the Company’s continues to manage the run-off of its property and casualty operations.

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

At March 31, 2004 the Company has $2.2 million in cash and cash equivalents and $1.4 million of restricted cash equivalents. The Company also holds a surplus note for $20 million issued by AIC, bearing interest at the rate of 9% per annum payable quarterly. The Company does not expect to have access to any surplus note interest payments or dividend payments from AIC, as these payments would require NEDOI approval as AIC is currently under the supervision of the NEDOI.

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

In order to induce employees of AIC to remain in the employment of AIC, AICI has agreed to pay each employee a retention bonus in the event AIC would be unable to meet this obligation. Additionally, AICI has agreed to guarantee certain amounts due under employment agreements with the Chief Executive Officer and Chief Financial Officer. During the second quarter of 2003, AICI agreed to guarantee these obligations by establishing an appropriate trust with a bank whereby the amount of such guarantees, totaling approximately $1.1 million, have been deposited in such trust account. The amounts held in the trust account at March 31, 2004, totaling approximately $1.0 million, are presented as restricted cash equivalents on the Company’s consolidated balance sheets.

In August 1997, AICI Capital Trust, a Delaware business trust organized by the Company (the “Issuer Trust”) issued 3.795 million shares or $94.875 million aggregate liquidation amount of its 9% Preferred Securities (liquidation amount $25 per Preferred Security). The Company owns all of the common securities (the “Common Securities”) of the Issuer Trust. The Preferred Securities represent preferred undivided beneficial interests in the Issuer Trust’s assets. The assets of the Issuer Trust consist solely of the Company’s 9% Junior Subordinated Debentures due in 2027, which were issued in August 1997 in an amount equal to the total of the Preferred Securities and the Common Securities. Distributions on the Preferred Securities and Junior Subordinated Debentures are cumulative, accrue from the date of issuance and are payable quarterly in arrears. The Junior Subordinated Debentures are subordinate and junior in right of payment to all senior indebtedness of the Company and are subject to certain events of default. The issue costs on the Junior Subordinated Debentures are being amortized over the term of the debt.

Effective November 18, 2002, the Company elected to defer payment of interest on its Junior Subordinated Debentures, as permitted by the trust agreement and indenture, beginning with the interest payment date on December 31, 2002 until not later than September 30, 2007. The interest payments on the Preferred Securities will be deferred for a corresponding period. As of March 31, 2004 approximately $14.0 million of accrued interest had been deferred. See Note 1 regarding management’s expectations regarding the Company’s ability to pay such interest payments.

There is significant uncertainty as to whether the Company will be able to meet its cash flow needs. As noted above, the Company has deferred interest payments on its Trust Preferred Securities and additionally, the Company has disputed or denied payment of certain other liabilities and commitments. While based upon current estimates management of the Company believes AICI would likely have the ability to meet its cash flow needs through March 31, 2005, there can be no assurances considering the significant uncertainties that exist. It is unlikely that AICI will be able to meet its long-term cash flow needs if either its short-term or long-term strategies are unsuccessful. If AICI is not able to meet its cash flow needs in the future, the Company will decide to take the course of action that is in the best interest of the Company based upon all relevant factors, which action may include filing bankruptcy.

Acceptance Insurance Company

The Company’s only consolidated insurance subsidiary at March 31, 2004 is AIC. The principal liquidity needs of AIC are to fund losses and loss adjustment expense payments and operating expenses related to the run-off of its property and casualty operations. The available sources to fund these requirements are cash flows from the Company’s investment activities, of which at March 31, 2004 approximately 84% and 1% of AIC’s fixed maturity securities and cash and cash equivalents, respectively, are pledged to states and to acquirers of former Company affiliates.

AIC’s investment portfolio is primarily comprised of fixed maturities and cash equivalents. At March 31, 2004, approximately $55.6 million of fixed maturity securities and cash equivalents were placed in a trust and pledged in order to secure AIC’s obligations under reinsurance agreements. The agreements provide for the release of the pledged securities as the obligations under the reinsurance agreements decrease. However, if AIC is unsuccessful in obtaining the release of pledged securities, AIC’s liquidity would suffer a significant negative impact. See “Off-Balance Sheet Arrangements” for additional information. Additionally, as required by insurance regulatory laws, certain fixed maturity securities with an estimated fair value of approximately $7.6 million at March 31, 2004 were deposited in trust with regulatory agencies.

There is significant uncertainty as to whether AIC will be able to meet its future cash flow needs. As noted above, a major portion of AIC’s investments are pledged and AIC’s ability to meet its cash flow needs will be highly dependent upon AIC’s ability to get significant amounts of pledged funds released. Additionally, AIC’s cash flows are significantly impacted by any changes in the expected payout of insurance losses and loss adjustment expenses. AIC’s ability to meet its cash flow needs is also dependent upon the timely recovery of reinsurance balances, including the favorable resolution of balances currently in dispute. Based upon current estimates management of the Company believes AIC would likely have the ability to meet its cash flow needs through March 31, 2005. There can be no assurances considering the significant uncertainties that exist that AIC will have the ability to meet its cash flow needs through March 31, 2005. Based upon current agreements that are in place, primarily related to amounts pledged under the trust agreements, it is unlikely that AIC will be able to meet its long term cash flow needs without changes to existing agreements, commutation of reinsurance agreements or other strategies, if available.

Changes in Financial Condition

The Company’s stockholders’ deficit increased by approximately $1.7 million from December 31, 2003 to March 31, 2004. The principal component of this increase was a net loss of $1.6 million for the three months ended March 31, 2004.

Consolidated Cash Flows

Cash used by operating activities was approximately $7.6 and $23.4 million during the three months ended March 31, 2004 and 2003, respectively. The Company expects negative cash flows from operating activities as the Company runs off its property and casualty operations. See “The Parent – Company Only” and “Acceptance Insurance Company” regarding uncertainties of the Company to meet its ongoing cash flow needs.

Off-Balance Sheet Arrangements

The Company sold its wholly owned subsidiary, Redland Insurance Company (“Redland”), to Clarendon National Insurance Company (“Clarendon”) effective as of July 1, 2000. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries, to a wholly owned subsidiary of Acceptance Insurance Companies Inc. The transaction included the appointment of other Company subsidiaries as a producer and administrator for the business the Company wrote through Clarendon and Redland. The Company also reinsures certain portions of the Company’s business issued by Clarendon and Redland. At March 31, 2004, approximately $43.3 million of fixed maturities available-for-sale and $248,000 of cash equivalents were placed in a trust and pledged to Clarendon to secure the Company’s obligations under reinsurance agreements. Under these reinsurance agreements, the Company assumed business from Clarendon and Redland after cessions to outside reinsurers (“Clarendon Reinsurers”). At March 31, 2004, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers totaled approximately $77 million. The Company is contingently liable for any uncollectible amounts due from Clarendon Reinsurers related to this business.

The amounts pledged to Clarendon were used to secure the issuance of a $20.6 million Redland letter of credit to the California Department of Insurance related to bond requirements resulting from the Company’s workers’ compensation business written on Redland paper (“Bond Requirements”).

As of July 1, 2001, the Company sold two wholly owned insurance companies to McM Corporation, a Raleigh, North Carolina based insurance holding company (“McM”). The two companies, Acceptance Indemnity Insurance Company (“AIIC”) and Acceptance Casualty Insurance Company (“ACIC”), underwrote primarily Property and Casualty Segment insurance. The Company reinsures certain portions of the Company’s business issued by AIIC and ACIC. As of March 31, 2004 approximately $12.0 million of fixed maturities available-for-sale and $66,000 of cash equivalents were placed in a trust and pledged to McM to secure the Company’s net obligations under the reinsurance agreements. Under these reinsurance agreements, the Company assumed business from AIIC and ACIC after cessions to outside reinsurers (“AIIC Reinsurers”). At March 31, 2004, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers totaled approximately $25 million. The Company is contingently liable for any uncollectible amounts due from AIIC Reinsurers related to this business.

The Company’s off-balance sheet obligations for the Clarendon and AIIC Reinsurers total approximately $102 million (“Off-Balance Sheet Obligations”). The Company has guaranteed the performance of these Clarendon and AIIC Reinsurers. If these Clarendon and AIIC Reinsurers do not meet their obligations, whether or not due to their ability or willingness to pay, the Company will be obligated. The timing for the reinsurers’ performance of these obligations is currently not known and the amounts will become due from the reinsurers as the underlying direct claim payments are made. Additionally, the $102 million is an estimate of unpaid ceded losses and loss adjustment expenses on Redland, Clarendon, AIIC and ACIC, and are subject to considerable estimation judgment due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years.

At December 31, 2003, PMA Reinsurance Group (“PMA”) accounts for approximately 7.0% of the Company’s Off-Balance Sheet Obligations. PMA had its financial strength lowered by A.M. Best from A- (Excellent) to B++ (Very Good) in the fourth quarter of 2003. With the exception of outstanding questions related to specific claims, as of March 31, 2004 PMA continues to make regular payments to the Company for reinsurance billings and accordingly, no specific liability has been established for these balances.

At December 31, 2003, Gerling Global Reinsurance Corp. (“Gerling”) accounts for approximately 1.3% of the Company’s Off-Balance Sheet Obligations. Gerling had its financial strength rating lowered by A.M. Best from A- (Excellent) to B- (Fair) during the fourth quarter of 2002. In January 2003, in response to a request from Gerling’s parent to withdraw from the rating process, A.M. Best withdrew its financial strength rating of B- and assigned Gerling and its parent an NR-3 rating (Rating Procedure Inapplicable). As of March 31, 2004 Gerling continues to make regular payments to the Company for reinsurance billings and accordingly, no specific liability has been established for these balances.

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

At March 31, 2004 and December 31, 2003 the Company had $75.2 million and $74.3 million, respectively, of fixed maturity investments that were subject to market risk. At March 31, 2004 and December 31, 2003 the Company had $623,000 and $1.1 million, respectively, of marketable equity securities that were subject to market risk. The Company’s investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

The Company uses two models to analyze the sensitivity of its market risk assets. For its fixed maturity securities, the Company uses duration modeling to calculate changes in fair value. For its marketable equity securities, the Company uses a hypothetical 20% decrease in the fair value of these securities. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because fair values of securities may be affected by credit concerns of the issuer, prepayment speeds, liquidity of the security and other general market conditions. The sensitivity analysis duration model used by the Company produces a loss in fair value of $1.1 million and $587,000 on its fixed maturity securities as of March 31, 2004 and December 31, 2003, respectively, based on a 100 basis point increase in interest rates. The hypothetical 20% decrease in fair value of the Company’s marketable equity securities produces a loss in fair value of $125,000 and $211,000 as of March 31, 2004 and December 31, 2003, respectively.

Item 4. Controls and Procedures

Based on their evaluation at the end of the period covered by this Form 10-Q, the Company’s President and Chief Executive Officer (the “CEO”) and the Chief Financial Officer and Treasurer (the “CFO”) have concluded the Company’s disclosure controls and procedures are effective. In 2003 the Company eliminated its internal audit department. The Company did, however, establish a “Financial Disclosure and Internal Control Procedures” committee during 2003. There have been no significant changes in the Company’s internal controls or in other factors, including the elimination of the internal audit department, that could significantly affect these controls subsequent to the date of the evaluation.

As more fully described in Note 2 to the consolidated financial statements, subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2002, the Company determined that the Company’s property and casualty insurance business should not have been presented as discontinued operations. As a result, the accompanying consolidated statements of operations and cash flows for the three months ended March 31, 2003 have been restated to present the results of operations and cash flows as components of continuing operations. The Company established the Financial Disclosure and Internal Control Procedures committee to further improve its internal control processes and procedures around financial reporting and public disclosures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Class Action Complaint

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

On August 6, 2001, the Magistrate Judge granted Plaintiffs’ Motion for Class Certification. Plaintiffs’ fact discovery was concluded July 31, 2002 in accordance with a schedule established by the Court. On September 16, 2002 Plaintiffs sought the Court’s permission to reinstate certain previously dismissed claims under Section 11 and 15 of the Securities Act. The Court denied Plaintiffs’ request in its entirety on February 27, 2003. The Company filed a motion to decertify the class and a motion for summary judgment. On March 31, 2004, the Court granted the defendants’ motion for summary judgment in full, dismissing all of the plaintiffs’ remaining claims against all of the remaining defendants, and denied all other pending motions as moot. The plaintiffs have appealed the Court’s decision.

The Company intends to continue vigorously contesting this action and believes Plaintiffs’ allegations are without merit. Nevertheless, the ultimate outcome of this action cannot be predicted at this time and the Company currently is unable to determine the potential effect of this litigation on its consolidated financial position, results of operations or cash flows.

Takings Claim

Acceptance Insurance Companies Inc. Litigation (United States Court of Federal Claims) On December 9, 2003, the Company filed a complaint against the United States of America. The complaint was filed in the United States Court of Federal Claims.

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

Granite Re Action

On April 15, 2004, Granite Reinsurance Company, LTD. (“Granite Re”) filed an action against the Company in the United States District Court for the Southern District of Indiana styled Granite Reinsurance Company, Ltd. v. Acceptance Insurance Companies, Inc., (S.D. Indiana, Case. No. 1:04-cv-0670-SEB-VSS) (the “Granite Re Action”). In the Granite Re Action, Granite Re alleges the Company breached certain alleged obligations under a reinsurance treaty entered into between the parties on June 6, 2001. Specifically, Granite Re alleges the Company breached an alleged obligation to pay Granite Re $3.0 million annually for a three year period, or a total of $9.0 million, for reinsurance. The Company filed a timely motion to dismiss the complaint in the Granite Re Action arguing Granite Re filed the complaint in the wrong forum. Granite Re has yet to respond to the motion. The Company expects to vigorously defend the Granite Re Action. The ultimate outcome of this action cannot be predicted at this time and the Company currently is unable to determine the potential effect of this litigation on its financial position, results of operations or cash flows.

Buchanan Action

In July 2004, P. Thompson Buchanan, the former President and a 40% shareholder of USAG Insurance Services, Inc., a Texas corporation 60% owned by Growers, filed an Original Petition in the District Court, Lubbock County, Texas against the Company, Growers and certain officers and directors of the Company styled Buchanan v. Martin, et al., No. 2004-527 (District Court, Lubbock County, Texas). In the Original Petition, Buchanan alleges he suffered damage because he allegedly was wrongfully terminated from his employment and not paid a severance. Mr. Buchanan further alleges he suffered a business loss as a result of alleged misrepresentations and other alleged misconduct. Mr. Buchanan claims losses in an amount not less than $13,000,000. The Company has engaged counsel and intends to vigorously defend this proceeding. The ultimate outcome of this action cannot be predicted at this time and the Company currently is unable to determine the potential effect of this litigation on its financial position, results of operations or cash flows.

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

ACCEPTANCE INSURANCE COMPANIES INC.

By	/s/ John E. Martin	Dated: August 10, 2004
John E. Martin
President and Chief Executive Officer

By	/s/ Gary N. Thompson	Dated: August 10, 2004
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