Form 10-Q
period 2004-06-30
ACCEPTANCE INSURANCE COMPANIES INC
filed 2004-08-16
CIK 74783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (dollars in thousands except share data)

	June 30, 2004	December 31, 2003
ASSETS

Cash and cash equivalents - parent company	$2,223	$2,660
Restricted cash equivalents	1,303	1,481
Issue costs of Junior Subordinated Debentures	3,065	3,131
Investment in common stock of AICI Capital Trust holding solely Junior Subordinated Notes	3,429	3,279
Other assets	299	35

	10,319	10,586

Insurance operations:
Investments:
Fixed maturities available-for-sale, at fair value	63,912	74,340
Marketable equity securities available-for-sale, at fair value	662	1,053
Real estate	515	1,654

	65,089	77,047
Cash and cash equivalents	29,782	27,583
Receivables, net	21,702	29,719
Reinsurance recoverable on unpaid losses and loss adjustment expenses	122,658	136,527
Prepaid reinsurance premiums	41	59
Property and equipment, net of accumulated depreciation	671	907
Other assets	577	182

Insurance operations	240,520	272,024

Total assets	$250,839	$282,610

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable and accrued liabilities	$5,532	$5,781
Accrued interest on Junior Subordinated Debentures	16,485	11,510
Junior Subordinated Debentures	97,809	97,809

	119,826	115,100

Insurance operations:
Losses and loss adjustment expenses	219,574	246,279
Unearned premiums	49	73
Accounts payable and accrued liabilities	12,214	18,518

Insurance operations	231,837	264,870

Total liabilities	351,663	379,970

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.40 par value, 40,000,000 shares authorized; 15,685,473 shares issued	6,274	6,274
Capital in excess of par value	199,660	199,660
Accumulated other comprehensive income, net of tax	(461)	517
Accumulated deficit	(276,328)	(273,613)
Treasury stock, at cost, 1,463,591 shares	(29,969)	(29,969)
Contingent stock, zero shares and 20,396 shares	—	(229)

Total stockholders’ equity (deficit)	(100,824)	(97,360)

Total liabilities and stockholders’ equity (deficit)	$250,839	$282,610

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	Three Months		Six Months
	2004	2003	2004	2003
		(As Restated- See Note 2)		(As Restated- See Note 2)
Revenues:
Net investment income	$80	$94	$158	$172
Net realized capital gains	—	—	—	334

	80	94	158	506

Insurance operations:
Premiums earned	273	102	412	543
Net investment income	590	835	1,106	1,819
Net realized capital gains	928	264	1,823	384

	1,791	1,201	3,341	2,746

	1,871	1,295	3,499	3,252

Costs and expenses:
General and administrative expenses	135	484	338	720

Insurance operations:
Losses and loss adjustment expenses	—	7,664	—	8,356
Expenses	261	1,883	835	4,207

	261	9,547	835	12,563

	396	10,031	1,173	13,283

Operating income (loss)	1,475	(8,736)	2,326	(10,031)

Interest expense	(2,548)	(2,332)	(5,041)	(4,617)

Loss before income taxes	(1,073)	(11,068)	(2,715)	(14,648)

Income tax expense (benefit):
Current	—	—	—	—
Deferred	—	—	—	—

	—	—	—	—

Net loss	$(1,073)	$(11,068)	$(2,715)	$(14,648)

Basic and diluted loss per share	$(0.08)	$(0.78)	$(0.19)	$(1.03)

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	2004	2003
		(As Restated- See Note 2)
Cash flows from operating activities:
Net loss	$(2,715)	$(14,648)
Adjustments to reconcile net loss to net cash from operating activities	(8,101)	(28,350)

Net cash from operating activities	(10,816)	(42,998)

Cash flows from investing activities:
Proceeds from sales of investments available-for-sale	22,571	43,027
Proceeds from maturities of investments available-for-sale	18,890	7,830
Proceeds from sales of real estate	2,748	—
Purchases of investments available-for-sale	(31,955)	(1,939)
Change in restricted cash and cash equivalents	178	(1,127)
Other, net	146	1,708

Net cash from investing activities	12,578	49,499

Net increase (decrease) in cash and cash equivalents	1,762	6,501

Cash and cash equivalents at beginning of period	30,243	20,048

Cash and cash equivalents at end of period *	$32,005	$26,549

* Cash and cash equivalents at end of period are comprised of the following:
Parent company	$2,223	$1,481
Insurance operations	29,782	25,068

	$32,005	$26,549

The accompanying notes are an integral part of the consolidated financial statements.

ACCEPTANCE INSURANCE COMPANIES INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

Basis of Presentation – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company had a stockholders’ deficit of approximately $100.8 million and $97.4 million at June 30, 2004 and December 31, 2003, respectively. These factors among others indicate that there is substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Additionally, the National Association of Insurance Commissioners has established risk-based capital (“RBC”) standards to measure the acceptable level of capital an insurer should maintain. As of June 30, 2004 and December 31, 2003, AIC, the Company’s only remaining insurance subsidiary, had negative statutory surplus resulting in RBC at a mandatory control level and is under an administrative Order of Supervision by the Nebraska Department of Insurance (“NEDOI”). AIC is no longer authorized to write new or renewal business and may not perform other activities beyond the routine conduct of its runoff business. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, the attainment of management’s plans as discussed below and no further regulatory action by the NEDOI.

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

Additionally, there is significant uncertainty as to whether AIC will be able to meet its future cash flow needs. A major portion of AIC’s investments are pledged (See Note 7) and AIC’s ability to meet its cash flow needs will be highly dependent upon AIC’s ability to get significant amounts of pledged funds released. Additionally, AIC’s cash flows are significantly impacted by any changes in the expected payout of insurance losses and loss adjustment expenses. AIC’s ability to meet its cash flow needs is also dependent upon the timely recovery of reinsurance balances, including the favorable resolution of balances currently in dispute (See Note 5). Based upon current estimates, management of the Company believes AIC would likely have the ability to meet its cash flow needs through June 30, 2005 assuming the NEDOI does not obtain an Order of Rehabilitation or Order of Liquidation with respect to AIC. There can be no assurances considering the significant uncertainties that exist, that AIC will have the ability to meet its cash flow needs through June 30, 2005.

There is also significant uncertainty as to whether Acceptance Insurance Companies Inc. (“AICI”) will be able to meet its cash flow needs. AICI has deferred interest payments on its Junior Subordinated Debentures (See Note 3), which in turn deferred the interest on the Trust Preferred Securities issued by AICI Capital Trust, as permitted by the trust agreement and indenture, and AICI has disputed or denied payments of certain other liabilities and commitments. Based upon current estimates, management of the Company believes AICI would likely have the ability to meet its cash flow needs through June 30, 2005 assuming the NEDOI does not obtain an Order of Rehabilitation or Order of Liquidation with respect to AIC. There can be no assurances considering the significant uncertainties that exist, that AICI will have the ability to meet its cash flow needs through June 30, 2005. If the NEDOI obtains an Order of Rehabilitation or Order of Liquidation with respect to AIC, the Company believes that it is unlikely that AICI would be able to meet its short-term cash flow needs.

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

With the adoption of FIN No. 46R, effective January 1, 2004, prior periods were restated for comparability. The effect of adoption was to increase the Company’s long-term debt and accrued interest by approximately $3.3 million with a corresponding increase in the investment in common stock of AICI Capital Trust of an equal amount. In addition, investment income and interest expense were increased by approximately $75,000 and $69,000 for the three months ended June 30, 2004 and 2003, respectively, and $149,000 and $137,000 for the six months ended June 30, 2004 and 2003, respectively.

Reclassifications – Certain prior period amounts have been reclassified to conform with the current period presentation.

2.	RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s June 30, 2003 consolidated financial statements, the Company determined that SFAS No. 144 was not properly applied to the June 30, 2003 consolidated financial statement presentation. The accounting policy the Company previously used classified the Company’s property and casualty operations as discontinued operations due to its inability to write new business under the Order of Supervision.

Under the provisions of SFAS No. 144 a component of an entity is deemed to be disposed of if both of the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. EITF Topic No. D-104, Clarification of Transition Guidance in Paragraph 51 of FASB Statement No. 144 clarifies that when “a component of an entity will be abandoned through the liquidation or run-off of operations, that component should not be reported as a discontinued operation in accordance with FASB 144 until all operations, including run-off operations, cease.” The Company originally concluded that the Property and Casualty Segment had been discontinued when the NEDOI placed AIC in supervision. Although the Company is no longer writing property and casualty insurance policies, managing the run-off of the liabilities resulting from that business has been determined to be a continuing operation of the Company under SFAS No. 144 until all such run-off ceases. Therefore, the Company’s consolidated financial statements for June 30, 2003 have been restated from amounts previously reported to reflect the property and casualty operations as continuing operations of the Company.

Additionally, subsequent to the issuance of the June 30, 2003 financial statements, the Company determined that the consolidated statements of cash flows did not include cash flows from discontinued operations. The June 30, 2003 consolidated cash flows previously reported solely reflected cash flows from continuing operations.

A summary of the significant effects of the restatement is as follows:

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
Consolidated Statement of Operations	As Previously Reported	As Restated	As Previously Reported	As Restated
Insurance premiums earned	$—	$102	$—	$543
Net investment income	—	835	—	1,819
Net realized capital gains	—	264	—	384
Insurance losses and loss adjustment expenses	—	7,664	—	8,356
Insurance expenses	—	1,883	—	4,207
Operating loss	(459)	(8,736)	(351)	(10,031)
Loss before income taxes and discontinued operations	(2,722)	(11,068)	(4,831)	(14,648)
Loss from discontinued operations, net of tax	(8,346)	—	(9,817)	—
Net loss	(11,068)	(11,068)	(14,648)	(14,648)
Loss per share:
Loss from continuing operations	(0.19)	(0.78)	(0.34)	(1.03)
Loss from discontinued operations	(0.59)	—	(0.69)	—
Net loss	(0.78)	(0.78)	(1.03)	(1.03)

	June 30, 2003
Consolidated Statement of Cash Flows	As Previously Reported	As Restated
Net cash from operating activities	$(699)	$(42,998)
Net cash from investing activities	(923)	49,499
Net cash from financing activities	—	—

Net increase (decrease) in cash
and cash equivalents	(1,622)	6,501
Cash and cash equivalents at beginning
of year	3,103	20,048

Cash and cash equivalents at end of year	$1,481	$26,549

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

Effective January 1, 2004, the Company adopted FIN 46R. FIN 46R required the Company to deconsolidate the AICI Capital Trust. As a result of the adoption of FIN 46R, the Company now reports $97.8 million of the Company’s Junior Subordinated Debentures, which were issued to the AICI Capital Trust, on its consolidated balance sheet. The effect of the adoption increased the Company’s long-term debt by approximately $2.9 million. In addition, investment income and interest expense were increased by approximately $75,000 and $69,000 for the three months ended June 30, 2004 and 2003, respectively, and $149,000 and $137,000 for the six months ended June 30, 2004 and 2003, respectively.

Effective November 18, 2002, the Company elected to defer payment of interest on its Junior Subordinated Debentures, as permitted by the trust agreement and indenture, beginning with the interest payment date on December 31, 2002 until not later than September 30, 2007. The interest payments on the Preferred Securities will be deferred for a corresponding period. As of June 30, 2004 approximately $16.5 million of accrued interest had been deferred. See Note 1 regarding management’s expectations regarding the Company’s ability to pay such interest payments.

4.	INSURANCE OPERATIONS - INVESTMENTS

The amortized cost and related estimated fair values of investments in the accompanying consolidated balance sheets are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2004:
Fixed maturities available-for-sale:
U.S. Treasury and government securities	$49,551	$82	$465	$49,168
Other debt securities	14,749	73	78	14,744

	$64,300	$155	$543	$63,912

Marketable equity securities - common stock	$735	$—	$73	$662

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2003:
Fixed maturities available-for-sale:
U.S. Treasury and government securities	$57,969	$376	$25	$58,320
Other debt securities	15,770	253	3	16,020

	$73,739	$629	$28	$74,340

Marketable equity securities - common stock	$1,137	$15	$99	$1,053

The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, at June 30, 2004:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities available-for-sale:
U.S. Treasury and government
securities	$41,089	$465	$—	$—	$41,089	$465
Other debt securities	7,947	78	—	—	7,947	78

	49,036	543	—	—	49,036	543
Marketable equity securities - common stock	—	—	662	73	662	73

Total temporarily impaired securities	$49,036	$543	$662	$73	$49,698	$616

Management has reviewed these securities and the related unrealized losses and believes these are not other-than-temporarily impaired. The unrealized losses on marketable equity securities – common stock relates to three investments and the aggregate fair value of these securities has increased by approximately 19% from June 30, 2003 to June 30, 2004 resulting in a decrease in unrealized losses of approximately $108,000.

As required by insurance regulatory laws, certain fixed maturities with an estimated fair value of approximately $7.4 million at June 30, 2004 were deposited in trust with regulatory agencies. Additionally, at June 30, 2004, approximately $34.5 million of fixed maturities available-for-sale and $5.2 million of cash equivalents were pledged to Clarendon National Insurance Company (“Clarendon”) to secure the Company’s obligations under reinsurance agreements and approximately $9.8 million of fixed maturities available-for-sale and $198,000 of cash equivalents were pledged to McM Corporation (“McM”) to secure the Company’s net obligations under the reinsurance agreements (See Note 7).

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

At December 31, 2003, PMA Reinsurance Group (“PMA”) accounts for approximately 13% of the Company’s outstanding reinsurance recoverables and reinsurance balances for which the Company is contingently liable (collectively “Total Reinsurance Balances”). PMA had its financial strength lowered by A.M. Best from A- (Excellent) to B++ (Very Good) in the fourth quarter of 2003. As of December 31, 2003 the Company has outstanding reinsurance recoverables from PMA of approximately $26.1 million and is contingently liable for AIIC and Redland reinsurance recoverables from PMA totaling approximately $9.0 million. With the exception of outstanding questions related to specific claims, as of June 30, 2004 PMA continues to make regular payments to the Company for reinsurance billings and accordingly, no specific allowances for doubtful accounts or liability has been established for these balances.

At December 31, 2003, Gerling Global Reinsurance Corp. (“Gerling”) accounts for approximately 13% of the Total Reinsurance Balances. Gerling had its financial strength rating lowered by A.M. Best from A- (Excellent) to B- (Fair) during the fourth quarter of 2002. In January 2003, in response to a request from Gerling’s parent to withdraw from the rating process, A.M. Best withdrew its financial strength rating of B- and assigned Gerling and its parent an NR-3 rating (Rating Procedure Inapplicable). As of December 31, 2003 the Company has outstanding reinsurance recoverables from Gerling of approximately $35.1 million and is contingently liable for AIIC and Redland reinsurance recoverables from Gerling totaling approximately $1.7 million. As of June 30, 2004 Gerling continues to make regular payments to the Company for reinsurance billings and accordingly, no specific allowance for doubtful accounts or liability has been established for these balances.

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

As of June 30, 2004 and December 31, 2003, the only remaining consolidated insurance company of AICI is AIC. The Director entered an administrative Order of Supervision with respect to AIC on December 20, 2002 and AIC is currently operating pursuant to that Order. AIC’s total statutory policyholders’ deficit was approximately $51.8 million and $61.3 million as of June 30, 2004 and December 31, 2003. The statutory deficit at June 30, 2004 and December 31, 2003 was significantly impacted by the non-admission under statutory accounting principles of pledged investments totaling approximately $49.8 million and $57.5 million, respectively (See Note 7).

The National Association of Insurance Commissioners has established risk-based capital (“RBC”) standards. RBC standards are designed to measure the acceptable level of capital an insurer should have, based on the inherent and specific risks of each insurer. As of June 30, 2004 and December 31, 2003, AIC had negative statutory surplus, resulting in a RBC at the mandatory control level. Under the mandatory control level, the Director may take such actions as necessary to place AIC under regulatory control under the Nebraska Insurers Supervision, Rehabilitation, and Liquidation Act. Since AIC is currently in run-off, the Director is permitted to allow AIC to continue its run-off under supervision of the NEDOI. While AIC is currently in supervision, the Director has the authority to increase regulatory control of AIC by requesting an appropriate court to enter an Order of Rehabilitation or an Order of Liquidation, with or without a change in the financial condition of AIC. The Company believes that an Order of Rehabilitation would have a significant negative impact on the Company and that an Order of Liquidation would have a material adverse effect on the Company (See Note 1).

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

The Company sold its wholly owned subsidiary, Redland, to Clarendon effective as of July 1, 2000. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries, to a wholly owned subsidiary of Acceptance Insurance Companies Inc. The transaction included the appointment of other Company subsidiaries as a producer and administrator for the business the Company wrote through Clarendon and Redland. The Company also reinsures certain portions of the Company’s business issued by Clarendon and Redland. At June 30, 2004, approximately $34.5 million of fixed maturities available-for-sale and $5.2 million of cash equivalents were placed in a trust and pledged to Clarendon to secure the Company’s obligations under reinsurance agreements. Under these reinsurance agreements, the Company assumed business from Clarendon and Redland after cessions to outside reinsurers (“Clarendon Reinsurers”). At June 30, 2004, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers, totaled approximately $69 million (See Note 5). The Company is contingently liable for any uncollectible amounts due from Clarendon Reinsurers related to this business.

The amounts pledged to Clarendon were used to secure the issuance of a $20.6 million Redland letter of credit to the California Department of Insurance related to bond requirements resulting from the Company’s workers’ compensation business written on Redland paper (“Bond Requirements”).

As of July 1, 2001, the Company sold two wholly owned insurance companies to McM. The two companies, AIIC and ACIC, underwrote primarily property and casualty insurance. The Company reinsures certain portions of the Company’s business issued by AIIC and ACIC. As of June 30, 2004 approximately $9.8 million of fixed maturities available-for-sale and $198,000 of cash equivalents were placed in a trust and pledged to McM to secure the Company’s net obligations under the reinsurance agreements. Under these reinsurance agreements, the Company assumed business from AIIC and ACIC after cessions to outside reinsurers (“AIIC Reinsurers”). At June 30, 2004, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers, totaled approximately $21 million (See Note 5). The Company is contingently liable for any uncollectible amounts due from AIIC Reinsurers related to this business.

The Company’s off-balance sheet obligations for the Clarendon and AIIC Reinsurers total approximately $89 million. The Company has guaranteed the performance of these Clarendon and AIIC Reinsurers. If these Clarendon and AIIC Reinsurers do not meet their obligations, whether or not due to their ability or willingness to pay, the Company will be obligated. The timing for the reinsurers’ performance of these obligations is currently not known and the amounts will become due from the reinsurers as the underlying direct claim payments are made. Additionally, the $89 million is an estimate of unpaid ceded losses and loss adjustment expenses on Redland, Clarendon, AIIC and ACIC, and are subject to considerable estimation judgment due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years.

8.	NET LOSS PER SHARE

The net loss per basic and diluted share for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months		Six Months
	2004	2003	2004	2003
Net loss	$(1,073)	$(11,068)	$(2,715)	$(14,648)

Weighted average common shares outstanding	14,211	14,201	14,206	14,201

Basic and diluted loss per share:	$(0.08)	$(0.78)	$(0.19)	$(1.03)

Stock options were not included in the above calculations for the three and six months ended June 30, 2004 and 2003 due to their antidilutive nature.

9.	OTHER COMPREHENSIVE INCOME

Other comprehensive income determined in accordance with SFAS No. 130 for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months		Six Months
	2004	2003	2004	2003
Net loss	$(1,073)	$(11,068)	$(2,715)	$(14,648)

Unrealized holding gains (losses) of investments, net of reclassification adjustment	(967)	101	(978)	124
Income tax expense (benefit)	—	—	—	—

	(967)	101	(978)	124

Other comprehensive loss	$(2,040)	$(10,967)	$(3,693)	$(14,524)

10.	STOCK-BASED COMPENSATION

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

	Three Months		Six Months
	2004	2003	2004	2003
Net loss:
As reported	$(1,073)	$(11,068)	$(2,715)	$(14,648)
Fair value based method compensation expense, net of tax	44	82	101	232

Pro forma	$(1,117)	$(11,150)	$(2,816)	$(14,880)

Net loss per share:
As reported	$(0.08)	$(0.78)	$(0.19)	$(1.03)
Pro forma	(0.08)	(0.79)	(0.20)	(1.05)

The difference between the net loss, as reported, and the pro forma net loss relates to total stock-based employee compensation expense determined under the fair value based method.

11. EMPLOYEE BENEFITS AND INCENTIVES

The Company expects to incur a total of approximately $1.4 million of employee termination benefits related to 30 employees, comprised primarily of retention and severance amounts. Approximately $397,000 and $308,000 of employee termination benefits have been expensed primarily in insurance operations – insurance expenses during the six months ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004 and 2003 approximately $179,000 and $87,000, respectively, of termination benefits were paid and as of June 30, 2004 the Company has an accrued liability of approximately $780,000.

In order to induce employees of AIC to remain in the employment of AIC, AICI has agreed to pay each employee a retention bonus in the event AIC would be unable to meet this obligation. Additionally, AICI has agreed to guarantee certain amounts due under employment agreements with the Chief Executive Officer and Chief Financial Officer. During the second quarter of 2003, AICI agreed to guarantee these obligations under the retention and employment agreements by establishing an appropriate trust with a bank whereby the amount of such guarantees, totaling approximately $1.1 million, have been deposited in such trust account. The amounts held in the trust account at June 30, 2004, totaling approximately $917,000, are presented as restricted cash equivalents on the Company’s consolidated balance sheet.

During the second quarter of 2003, the Company established an incentive bonus plan. The purpose of the incentive bonus plan is to protect and enhance the interest of creditors and stockholders by providing all employees with meaningful incentives. The incentive bonus plan establishes that up to 20% of an incentive bonus pool, determined based upon value added criteria detailed in the agreement, would be allocated and paid to employees based upon established allocation percentages. As of June 30, 2004, the criteria established within the agreement have not been met and the Company is unable to estimate any amounts that may become due and, as such, no amounts have been accrued.

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

Overview

Acceptance Insurance Companies Inc.’s (“AICI”) tangible assets are comprised of approximately $2.2 million in cash and cash equivalents and $1.3 million of restricted cash equivalents. Additionally, AICI has an investment in its subsidiary, Acceptance Insurance Company (“AIC”). AICI may also benefit from proceeds, if any, related to its complaint against the United States of America (See Part II Other Information, Item 1. “Legal Proceedings”) and proceeds, if any, related to the sale of any of its shell subsidiaries or other assets. AICI’s short-term strategy is to reduce expenses and maintain adequate short-term liquidity while preserving and, if possible, enhancing assets. There is significant uncertainty as to whether or not AICI will be able to achieve the objectives under its short-term strategy. If AICI is unable to achieve these objectives or believes that other strategies or objectives are in the best interest of the Company, the Company will decide to take the course of action that is in the best interests of the Company based upon all relevant factors, which action may include filing bankruptcy either in liquidation or reorganization.

AICI currently does not have access to the assets of its wholly owned subsidiary, AIC. AIC is regulated by the Nebraska Department of Insurance (“NEDOI”). The NEDOI Director (“Director”) entered an administrative Order of Supervision with respect to AIC on December 20, 2002 and AIC currently is operating pursuant to that Order. AIC’s total statutory policyholders’ deficit was approximately $51.8 million at June 30, 2004.

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

Restatement and Reclassification of Financial Statements

Subsequent to the issuance of the Company’s June 30, 2003 consolidated financial statements, the Company determined that SFAS No. 144 was not properly applied to the June 30, 2003 consolidated financial statement presentation. The accounting policy the Company previously used classified the Company’s property and casualty operations as discontinued operations due to its inability to write new business under the Order of Supervision.

Under the provisions of SFAS No. 144 a component of an entity is deemed to be disposed of if both of the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. EITF Topic No. D-104, Clarification of Transition Guidance in Paragraph 51 of FASB Statement No. 144 clarifies that when “a component of an entity will be abandoned through the liquidation or run-off of operations, that component should not be reported as a discontinued operation in accordance with FASB 144 until all operations, including run-off operations, cease.” The Company originally concluded that the Property and Casualty Segment had been discontinued when the NEDOI placed AIC in supervision. Although the Company is no longer writing property and casualty insurance policies, managing the run-off of the liabilities resulting from that business has been determined to be a continuing operation of the Company under SFAS No. 144 until all such run-off ceases. Therefore, the Company’s consolidated financial statements for June 30, 2003 have been restated from amounts previously reported to reflect the property and casualty operations as continuing operations of the Company.

Additionally, subsequent to the issuance of the June 30, 2003 financial statements, the Company determined that the consolidated statements of cash flows did not include cash flows from discontinued operations. The June 30, 2003 consolidated cash flows previously reported solely reflected cash flows from continuing operations.

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

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, as of June 30, 2004 and December 31, 2003, the Company had a stockholders’ deficit of approximately $100.8 million and $97.4 million, respectively.

Additionally, the National Association of Insurance Commissioners has established risk-based capital (“RBC”) standards to measure the acceptable level of capital an insurer should maintain. As of June 30, 2004 and December 31, 2003, AIC, the Company’s only remaining insurance subsidiary, had negative statutory surplus resulting in risk based capital at a mandatory control level and is under an administrative Order of Supervision by the NEDOI. AIC is no longer authorized to write new or renewal business and may not perform other activities beyond the routine conduct of its runoff business. These factors among others indicate that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Additionally, there is significant uncertainty as to whether AIC will be able to meet its future cash flow needs. A major portion of AIC’s investments are pledged and AIC’s ability to meet its cash flow needs will be highly dependent upon AIC’s ability to get significant amounts of pledged funds released. Additionally, AIC’s cash flows are significantly impacted by any changes in the expected payout of insurance losses and loss adjustment expenses. AIC’s ability to meet its cash flow needs is also dependent upon the timely recovery of reinsurance balances, including the favorable resolution of balances currently in dispute. Based upon current estimates management of the Company believes AIC would likely have the ability to meet its cash flow needs through June 30, 2005 assuming the NEDOI does not obtain an Order of Rehabilitation or Order of Liquidation with respect to AIC. There can be no assurances considering the significant uncertainties that exist that AIC will have the ability to meet its cash flow needs through June 30, 2005.

There is also significant uncertainty as to whether Acceptance Insurance Companies Inc. (“AICI”) will be able to meet its cash flow needs. AICI has deferred interest payments on its Junior Subordinated Debentures, which in turn deferred the interest on the Trust Preferred Securities issued by AICI Capital Trust, as permitted by the trust agreement and indenture, and AICI has disputed or denied payments of certain other liabilities and commitments. Based upon current estimates management of the Company believes AICI would likely have the ability to meet its cash flow needs through June 30, 2005 assuming the NEDOI does not obtain an Order of Rehabilitation or Order of Liquidation with respect to AIC. There can be no assurances considering the significant uncertainties that exist, that AICI will have the ability to meet its cash flow needs through June 30, 2005. It is unlikely that AICI will be able to meet its long-term cash flow needs if either its short-term or long-term strategies are unsuccessful. If AICI is not able to meet its cash flow needs in the future, the Company will decide to take the course of action that is in the best interests of the Company based upon all relevant factors, which action may include filing bankruptcy. Additionally, if the NEDOI obtains an Order of Rehabilitation or Order of Liquidation with respect to AIC, the Company believes that it is unlikely that AICI would be able to meet its cash flow needs.

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

Results of Operations

Three and Six Months Ended June 30, 2004

Compared to Three and Six Months Ended June 30, 2003

The Company’s net loss decreased to $1.1 million, or $0.08 per share, and $2.7 million, or $0.19 per share, for the three and six months ended June 30, 2004, respectively, from $11.1 million, or $0.78 per share, and $14.6 million, or $1.03 per share, for the three and six months ended June 30, 2003, respectively.

The Company’s revenue increased from $1.3 million during the three months ended June 30, 2003 to $1.9 million during the three months ended June 30, 2004. The Company’s revenue increased from $3.3 million during the six months ended June 30, 2003 to $3.5 million during the six months ended June 30, 2004. The increase in revenues for the three and six month periods was primarily due to a $664,000 and $1.1 million increase in total net realized capital gains, respectively, partially offset by a $259,000 and $727,000 decrease in total net investment income. The net investment income of the insurance operations continued to decline as the Company continues to manage the run-off of its property and casualty operations.

During the six months ended June 30, 2003, the Company sold its office building and certain contents in Council Bluffs, Iowa. The proceeds included approximately $204,000 of cash and a note receivable with a fair value of approximately $1.3 million and the sale resulted in a gain of approximately $334,000. During the three and six months ended June 30, 2004, the Company sold Florida real estate for approximately $1.5 million and $2.7 of cash, respectively, realizing capital gains of approximately $867,000 and $1.6 million, respectively, in its insurance operations.

The Company’s total costs and expenses decreased from $10.0 million for the three months ended June 30, 2003 to $396,000 for the three months ended June 30, 2004. The Company’s total costs and expenses decreased from $13.3 million for the six months ended June 30, 2003 to $1.2 million for the six months ended June 30, 2004. The results for the second quarter of 2003 included a reserve strengthening of approximately $7.7 million, primarily as a result of higher than expected loss adjustment expenses for general liability claims and higher than expected losses for workers’ compensation claims. Additionally, the six months ended June 30, 2003 results include a reserve strengthening of approximately $692,000 recorded in the first quarter of 2003, primarily for auto liability claims. Additionally, expenses in the insurance operations declined as the Company’s continues to manage the run-off of its property and casualty operations.

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

At June 30, 2004 the Company has $2.2 million in cash and cash equivalents and $1.3 million of restricted cash equivalents. The Company also holds a surplus note for $20 million issued by AIC, bearing interest at the rate of 9% per annum payable quarterly. The Company does not expect to have access to any surplus note interest payments or dividend payments from AIC, as these payments would require NEDOI approval as AIC is currently under the supervision of the NEDOI.

During the six months ended June 30, 2003, the Company sold its office building and certain contents in Council Bluffs, Iowa. The proceeds included approximately $204,000 of cash and a note receivable with a fair value of approximately $1.3 million and the sale resulted in a gain of approximately $334,000. During the fourth quarter of 2003, the Company sold the note receivable for approximately $1.2 million and the sale resulted in a loss of approximately $83,000.

In order to induce employees of AIC to remain in the employment of AIC, AICI has agreed to pay each employee a retention bonus in the event AIC would be unable to meet this obligation. Additionally, AICI has agreed to guarantee certain amounts due under employment agreements with the Chief Executive Officer and Chief Financial Officer. During the second quarter of 2003, AICI agreed to guarantee these obligations by establishing an appropriate trust with a bank whereby the amount of such guarantees, totaling approximately $1.1 million, have been deposited in such trust account. The amounts held in the trust account at June 30, 2004, totaling approximately $917,000, are presented as restricted cash equivalents on the Company’s consolidated balance sheets.

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

Effective November 18, 2002, the Company elected to defer payment of interest on its Junior Subordinated Debentures, as permitted by the trust agreement and indenture, beginning with the interest payment date on December 31, 2002 until not later than September 30, 2007. The interest payments on the Preferred Securities will be deferred for a corresponding period. As of June 30, 2004 approximately $16.5 million of accrued interest had been deferred. See Note 1 regarding management’s expectations regarding the Company’s ability to pay such interest payments.

There is significant uncertainty as to whether the Company will be able to meet its cash flow needs. As noted above, the Company has deferred interest payments on its Trust Preferred Securities and additionally, the Company has disputed or denied payment of certain other liabilities and commitments. While based upon current estimates management of the Company believes AICI would likely have the ability to meet its cash flow needs through June 30, 2005, there can be no assurances considering the significant uncertainties that exist. It is unlikely that AICI will be able to meet its long-term cash flow needs if either its short-term or long-term strategies are unsuccessful. If AICI is not able to meet its cash flow needs in the future, the Company will decide to take the course of action that is in the best interest of the Company based upon all relevant factors, which action may include filing bankruptcy.

Acceptance Insurance Company

The Company’s only consolidated insurance subsidiary at June 30, 2004 is AIC. The principal liquidity needs of AIC are to fund losses and loss adjustment expense payments and operating expenses related to the run-off of its property and casualty operations. The available sources to fund these requirements are cash flows from the Company’s investment activities, of which at June 30, 2004 approximately 81% and 18% of AIC’s fixed maturity securities and cash and cash equivalents, respectively, are pledged to states and to acquirers of former Company affiliates.

AIC’s investment portfolio is primarily comprised of fixed maturities and cash equivalents. At June 30, 2004, approximately $49.7 million of fixed maturity securities and cash equivalents were placed in a trust and pledged in order to secure AIC’s obligations under reinsurance agreements. The agreements provide for the release of the pledged securities as the obligations under the reinsurance agreements decrease. However, if AIC is unsuccessful in obtaining the release of pledged securities, AIC’s liquidity would suffer a significant negative impact. See “Off-Balance Sheet Arrangements” for additional information. Additionally, as required by insurance regulatory laws, certain fixed maturity securities with an estimated fair value of approximately $7.4 million at June 30, 2004 were deposited in trust with regulatory agencies.

There is significant uncertainty as to whether AIC will be able to meet its future cash flow needs. As noted above, a major portion of AIC’s investments are pledged and AIC’s ability to meet its cash flow needs will be highly dependent upon AIC’s ability to get significant amounts of pledged funds released. Additionally, AIC’s cash flows are significantly impacted by any changes in the expected payout of insurance losses and loss adjustment expenses. AIC’s ability to meet its cash flow needs is also dependent upon the timely recovery of reinsurance balances, including the favorable resolution of balances currently in dispute. Based upon current estimates management of the Company believes AIC would likely have the ability to meet its cash flow needs through June 30, 2005. There can be no assurances considering the significant uncertainties that exist that AIC will have the ability to meet its cash flow needs through June 30, 2005. Based upon current agreements that are in place, primarily related to amounts pledged under the trust agreements, it is unlikely that AIC will be able to meet its long term cash flow needs without changes to existing agreements, commutation of reinsurance agreements or other strategies, if available.

Changes in Financial Condition

The Company’s stockholders’ deficit increased by approximately $3.5 million from December 31, 2003 to June 30, 2004. The principal component of this increase was a net loss of $2.7 million for the six months ended June 30, 2004.

Consolidated Cash Flows

Cash used by operating activities was approximately $10.8 and $43.0 million during the six months ended June 30, 2004 and 2003, respectively. The Company expects negative cash flows from operating activities as the Company runs off its property and casualty operations. See “The Parent – Company Only” and “Acceptance Insurance Company” regarding uncertainties of the Company to meet its ongoing cash flow needs.

Off-Balance Sheet Arrangements

The Company sold its wholly owned subsidiary, Redland Insurance Company (“Redland”), to Clarendon National Insurance Company (“Clarendon”) effective as of July 1, 2000. The sale was a cash transaction of approximately $10.9 million based upon the market value of Redland after the divestiture of various assets, including the Redland subsidiaries, to a wholly owned subsidiary of Acceptance Insurance Companies Inc. The transaction included the appointment of other Company subsidiaries as a producer and administrator for the business the Company wrote through Clarendon and Redland. The Company also reinsures certain portions of the Company’s business issued by Clarendon and Redland. At June 30, 2004, approximately $34.5 million of fixed maturities available-for-sale and $5.2 million of cash equivalents were placed in a trust and pledged to Clarendon to secure the Company’s obligations under reinsurance agreements. Under these reinsurance agreements, the Company assumed business from Clarendon and Redland after cessions to outside reinsurers (“Clarendon Reinsurers”). At June 30, 2004, Clarendon and Redland reinsurance recoverables from Clarendon Reinsurers totaled approximately $69 million. The Company is contingently liable for any uncollectible amounts due from Clarendon Reinsurers related to this business.

The amounts pledged to Clarendon were used to secure the issuance of a $20.6 million Redland letter of credit to the California Department of Insurance related to bond requirements resulting from the Company’s workers’ compensation business written on Redland paper (“Bond Requirements”).

As of July 1, 2001, the Company sold two wholly owned insurance companies to McM Corporation, a Raleigh, North Carolina based insurance holding company (“McM”). The two companies, Acceptance Indemnity Insurance Company (“AIIC”) and Acceptance Casualty Insurance Company (“ACIC”), underwrote primarily Property and Casualty Segment insurance. The Company reinsures certain portions of the Company’s business issued by AIIC and ACIC. As of June 30, 2004 approximately $9.8 million of fixed maturities available-for-sale and $198,000 of cash equivalents were placed in a trust and pledged to McM to secure the Company’s net obligations under the reinsurance agreements. Under these reinsurance agreements, the Company assumed business from AIIC and ACIC after cessions to outside reinsurers (“AIIC Reinsurers”). At June 30, 2004, AIIC and ACIC reinsurance recoverables from AIIC Reinsurers totaled approximately $21 million. The Company is contingently liable for any uncollectible amounts due from AIIC Reinsurers related to this business.

The Company’s off-balance sheet obligations for the Clarendon and AIIC Reinsurers total approximately $89 million (“Off-Balance Sheet Obligations”). The Company has guaranteed the performance of these Clarendon and AIIC Reinsurers. If these Clarendon and AIIC Reinsurers do not meet their obligations, whether or not due to their ability or willingness to pay, the Company will be obligated. The timing for the reinsurers’ performance of these obligations is currently not known and the amounts will become due from the reinsurers as the underlying direct claim payments are made. Additionally, the $89 million is an estimate of unpaid ceded losses and loss adjustment expenses on Redland, Clarendon, AIIC and ACIC, and are subject to considerable estimation judgment due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years.

At December 31, 2003, PMA Reinsurance Group (“PMA”) accounts for approximately 7.0% of the Company’s Off-Balance Sheet Obligations. PMA had its financial strength lowered by A.M. Best from A- (Excellent) to B++ (Very Good) in the fourth quarter of 2003. With the exception of outstanding questions related to specific claims, as of June 30, 2004 PMA continues to make regular payments to the Company for reinsurance billings and accordingly, no specific liability has been established for these balances.

At December 31, 2003, Gerling Global Reinsurance Corp. (“Gerling”) accounts for approximately 1.3% of the Company’s Off-Balance Sheet Obligations. Gerling had its financial strength rating lowered by A.M. Best from A- (Excellent) to B- (Fair) during the fourth quarter of 2002. In January 2003, in response to a request from Gerling’s parent to withdraw from the rating process, A.M. Best withdrew its financial strength rating of B- and assigned Gerling and its parent an NR-3 rating (Rating Procedure Inapplicable). As of June 30, 2004 Gerling continues to make regular payments to the Company for reinsurance billings and accordingly, no specific liability has been established for these balances.

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

At June 30, 2004 and December 31, 2003 the Company had $63.9 million and $74.3 million, respectively, of fixed maturity investments that were subject to market risk. At June 30, 2004 and December 31, 2003 the Company had $662,000 and $1.1 million, respectively, of marketable equity securities that were subject to market risk. The Company’s investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

The Company uses two models to analyze the sensitivity of its market risk assets. For its fixed maturity securities, the Company uses duration modeling to calculate changes in fair value. For its marketable equity securities, the Company uses a hypothetical 20% decrease in the fair value of these securities. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because fair values of securities may be affected by credit concerns of the issuer, prepayment speeds, liquidity of the security and other general market conditions. The sensitivity analysis duration model used by the Company produces a loss in fair value of $1.3 million and $587,000 on its fixed maturity securities as of June 30, 2004 and December 31, 2003, respectively, based on a 100 basis point increase in interest rates. The hypothetical 20% decrease in fair value of the Company’s marketable equity securities produces a loss in fair value of $132,000 and $211,000 as of June 30, 2004 and December 31, 2003, respectively.

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

As more fully described in Note 2 to the consolidated financial statements, subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2002, the Company determined that the Company’s property and casualty insurance business should not have been presented as discontinued operations. As a result, the accompanying consolidated statements of operations and cash flows for the three and six months ended June 30, 2003 have been restated to present the results of operations and cash flows as components of continuing operations. The Company established the Financial Disclosure and Internal Control Procedures committee to further improve its internal control processes and procedures around financial reporting and public disclosures.

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